Form 10-Q
period 1995-02-28
SHERWOOD GROUP INC
filed 1995-04-13
CIK 811917

                                        	CONFORMED

                       FORM 10-Q
	 SECURITIES AND EXCHANGE COMMISSION
		WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended	 February 28, 1995
		OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                                --------------    -------------

Commission file number       1-9480
- ----------------------------------------------------------------

The Sherwood Group, Inc.
- -----------------------------------------------------------------
   		 (Exact name of Registrant as specified in its charter)

Delaware                                       22-2394480
- -----------------------------------------------------------------

(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

One Exchange Plaza, New York, New York         10006
- -----------------------------------------------------------------
(Address of principal executive offices)        (Zip code)

Not Applicable
- -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed
 	 	 since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	      Yes  X      No
                  ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

12,386,511 shares of Common Stock, par value $.01 per share, were outstanding on March 31, 1995.

                        			THE SHERWOOD GROUP, INC.
			                            AND SUBSIDIARIES


                                 				INDEX
                                                      	   PAGE
                                                      	   ----

Part I - Financial Information

Item 1. - Financial Statements

Consolidated Statements of Financial Condition
	(Unaudited) - February 28, 1995 and May 31, 1994        3 - 4

Consolidated Statements of Operations (Unaudited) -
      Three Months Ended February 28, 1995 and 1994      5 - 6

Consolidated Statements of Operations (Unaudited) -
      Nine Months Ended February 28, 1994 and 1993 	     7 - 8

Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended February 28, 1995 and 1994       9 - 10

Notes to Consolidated Financial Statements
     (Unaudited) - February 28, 1995                    11 - 12


Item 2. - Management's Discussion and Analysis of
	     Financial Condition and Results of
	     Operations                                        13 - 16

Part II - Other Information

Item 1. - Legal Proceedings				                            17

Item 6. - Exhibits and Reports on Forms 8-K                17

Signatures                                                 18





PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    					February 28,	       	May 31,
			   	   	                                1995	             		 1994
	ASSETS				                               (Unaudited)	      (Unaudited)
                                        -----------          -----------
Cash 		                              		 	$  294,741 	        $ 474,733

Receivables:
  Brokers and dealers                 			26,066,672 	       43,987,208
  Other			  	  	                            596,144   	        378,455

Marketable securities owned, at
  market value			                       	34,387,941 	       15,441,598

Investment securities not readily
  marketable, at fair value	  	             401,320 	         	424,520

Investment in partnerships            	 	 5,022,984 	        3,869,779

Notes receivable			                         649,490   	      1,438,642

Furniture, fixtures and equipment, and
  leasehold improvements - at cost, net of
  accumulated depreciation and amortization
  of $6,259,632 at February 28, 1995 and
  $5,346,945 at May 31, 1994           		 3,349,605 	      3,239,562

Computer software, net of accumulated
  amortization of $286,964 at February 28,
  1995 and $172,873 at May 31, 1994         410,668        		522,164

Identified intangible assets, net of accumulated
   amortization of $931,725 at February 28, 1995
   and $667,735 at May 31, 1994 	           606,555        		870,545

Exchange membership (market value $800,000
  at February 28, 1995 and $700,000 at
  May 31, 1994)			                      	   351,496        		351,496

Subordinated notes receivable          		12,250,000 	      3,500,000

Other assets			                         	 8,318,166 	      3,117,758
                                     -------------        -------------
				                                   $	92,705,782 	  $  77,616,460
				                                  =============        =============


                              (Continued)

                                  (3)

                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (Continued)
				                                     February 28,	      	May 31,
                                       					 1995	          		 1994
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)	      (Unaudited)
                                      ------------           -----------

Liabilities:
  Securities sold, not yet purchased,
    at market value		                  $  10,770,342 	    $  8,407,023
  Accounts payable and accrued expenses,
    including compensation payable to
    officers and employees of $7,164,357
    at February 28, 1995 and $9,450,030
    at May 31, 1994		                     11,949,415 	      13,182,843

  Secured demand notes payable		           7,250,000 	       2,500,000

  Income taxes payable		                 	   653,939        		 215,855
                                        ------------          ------------

          Total liabilities             		30,623,696 	      24,305,721
                                       ------------          ------------

Commitments and Contingencies (Note 4)

Stockholders' equity (Note 5)
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares, none issued   	-	               	  -
  Class A common stock - par value $.01
    per share; authorized 50,000,000 shares;
    none issued					-		  -
  Common stock - $.01 par value; authorized
    50,000,000 shares, issued 14,343,201
    shares at February 28, 1995 and
    May 31, 1994			                          143,432 		         143,432
  Additional paid-in capital		            58,134,052 	       58,134,052
  Retained earnings 		 	                  13,450,107        		3,189,324
                                       -----------             ----------

					                                     71,727,591 	       61,466,808

  Less: Treasury stock - at cost         	(9,645,505)	       (8,156,069)
                                        ------------         -----------


          Total stockholders' equity     	62,082,086 	       53,310,739
                                       -----------             -----------


				                                    $	92,705,782 	     $ 77,616,460
                                        ============           ============


     The accompanying notes are an integral part of these statements.

                                  (4)

			                 THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
	 				                                  Three Months Ended February 28,
                                        -------------------------------
					                                         1995		          	1994
                                         ------------      -------------

Revenues:
  Firm securities transactions - net	      $19,096,150 	  $  22,421,518
  Commission income			                       3,782,006        		676,514
  Equity income in partnerships		            1,252,845        		992,449
  Investment securities gains realized	          -		           	  -
  Interest income			                           936,081 		       351,890
  Other revenues			                            283,564        		 33,238
                                             ----------        ------------

 	 				                                     25,350,646 	     24,475,609
                                         ----------        ------------

Expenses:
  Compensation and benefits	              	  7,394,684 	      9,287,523
  Clearing and related charges		             8,668,466 	      6,928,066
  Communications			                          1,570,388 	      1,111,179
  Other expenses			                          2,604,925 	      2,798,578
  Interest expense			                              898 		           151
                                         ----------           ---------

 	 				                                     20,239,361 	     20,125,497
                                         ----------          ----------


   Income before income taxes            		  5,111,285        4,350,112
                                        -----------          ----------

   Income taxes:
      Currently payable:
        Federal	 		                       	    100,186 	       	 81,664
        State and local		                 	    742,248 	       	426,713
                                        -----------           ---------

	 				                                         842,434        		508,377
                                        -----------           ---------

   Net income 			 	                        $ 4,268,851 	    $ 3,841,735
                                        ===========         ===========







                              (Continued)

                                  (5)

                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                              (Continued)

	 				                                  Three Months Ended February 28,
                                        -------------------------------
					                                        1995            		1994
                                        ------------          ----------


   Income per common and common
      equivalent share (a):<F1>
         Net income			                        $	 0.31 	      $	 0.28
                                          ===========       ==========



Weighted average common shares outstanding 13,567,444 	   13,858,372
                                           ==========      ==========











<F1>(a) For presentation purposes, primary and fully diluted are identical.










     The accompanying notes are an integral part of these statements.




                                  (6)


                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
	 				                                  Nine Months Ended February 28,
                                        ------------------------------

					                                        1995		           1994
	                                        ------------        ----------

Revenues:
  Firm securities transactions - net    	$ 54,727,359 	   $61,209,206
  Commission income			                      9,292,014 	     1,942,339
  Equity income in partnerships		           3,548,599 	     2,106,215
  Investment securities gains
    realized				                               76,375         		-
  Interest income			                        2,277,980 	       940,668
  Other revenues			                           693,145 	       125,843
                                         -----------       -----------

					                                      70,615,472 	    66,324,271
                                         -----------       -----------

Expenses:
  Compensation and benefits            		  21,040,328 	    23,489,571
  Clearing and related charges	         	  23,941,637 	    19,460,167
  Communications			                         4,557,076 	     2,552,270
  Other expenses			                         8,779,089 	     5,685,048
  Interest expense			                          10,333        		36,333
                                          ----------        ----------

					                                      58,328,463 	    51,223,389
                                          ----------        ----------

  Income before income taxes		             12,287,009 	    15,100,882
                                          ----------        ----------

  Income taxes:
     Currently payable:
       Federal		                       		     237,027 	       322,044
       State and local		                    1,789,199       1,301,864
					                                      ----------        ----------
	 	                                         2,026,226       1,623,908
					                                      ----------        ----------
  Net income                            $  10,260,783     $ 3,476,974
				                                       ============       ==========






                              (Continued)

                                  (7)






                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                              (Continued)
	 				                                  Nine Months Ended February 28,
                                        ------------------------------
					                                        1995	             1994
                                        --------------      -----------

   Income per common and common
      equivalent share (a):<F1>
          Net income	                      $     0.75        $    0.97

				                                     ============      ==========

Weighted average common shares outstanding 13,678,448 	     13,880,995
					                                    ============     ==========









<F1>(a) For presentation purposes, primary and fully diluted are identical.


















     The accompanying notes are an integral part of these statements.

                                  (8)

                        THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
 	                                           Nine Months Ended February 28,
                                             ------------------------------
		                                                  1995		          1994
                                             -------------       ----------

 Cash flows from operating activities:
  Net income 	                                  $ 10,260,783   $ 13,476,974


 Non-cash items included in net income:
  Equity income in partnerships		                 (3,548,599)	   (2,106,215)
  Depreciation and amortization		                  1,290,768 	    1,009,623
  Gain on sales of investment
    securities not readily marketable          		    (76,375)	        -
						                                         ------------    ------------
		                                                (2,334,206)	   (1,096,592)
                                                 ------------  ------------


 (Increase) decrease in operating assets:
  Receivables:
    Brokers and dealers		                          17,920,536 	 (13,687,967)
    Other		                                          (217,689)	    (307,331)
  Marketable securities owned, at
    market value		                                (18,946,343)	    (876,844)
  Other assets		                                   (5,446,970)	  (2,128,760)
		                                           				------------    ------------
		                                                 (6,690,466) 	(17,000,902)
				                                           		------------    ------------

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at
    market value		                                  2,363,319  	  3,930,221
  Accounts payable and accrued expenses		          (1,233,428) 	  3,023,863
  Income taxes payable		                              438,084  	    194,347
					                                            	 ----------     -----------
		                                                  1,567,975 	   7,148,431
					                                            ------------      ----------
  Net cash provided by operating
    activities		                                    2,804,086  	  2,527,911
					                                            ------------      ----------









                              (Continued)

                                  (9)

                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (Continued)
	 	                                          Nine Months Ended February 28,
                                             ------------------------------
		                                               1995		            1994
                                             ------------      ------------

 Cash flows from investing activities:
  Purchase of investment securities
    not readily marketable		                      -	            	(410,000)
  Proceeds from sales of investment
    securities not readily marketable		          99,575         	    -
  Distribution from partnership		             2,641,956         1,602,244
  Loans made		                                 (242,500)       (1,036,860)
  Principal collected on notes receivable     1,031,652 	          72,587
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements    (1,022,730)       (1,236,863)
  Purchases of computer software	              	 (2,595)           (2,598)
  Purchase of identified intangible asset           -		           (25,030)
  Principal collected on subordinated note    1,000,000         	    -
  Issuance of subordinated note		            (5,000,000)	            -
 				                                        ------------      ------------
 Net cash used in investing activities	      (1,494,642)       (1,036,520)
				                                        ------------      ------------
 Cash flows from financing activities:

  Purchase of treasury stock		               (1,489,436)       (1,346,259)
				                                       ------------      ------------
 Net cash used in financing activities	      (1,489,436)       (1,346,259)
				                                        ------------      ------------
 Net increase (decrease) in cash	              (179,992)          145,132

 Cash at beginning of period		                  474,733            81,547
				                                       ------------      ------------
 Cash at end of period	                       $	294,741       $   226,679
				                                       ============      ============

Supplemental disclosure of non-cash investing activities:

   During July 1994, Sherwood Securities Corp.'s commitment under its subordination agreement with Anvil Institutional Services Inc. was amended to $250,000 from $500,000. Concurrently, the Company contributed an additional $246,562, in the form of treasury securities with a face value of $250,000 which were included in other assets at May 31, 1994, to Anvil Institutional Services Company.

   During February 1995, Sherwood Securities Corp. entered into a collateralized $5,000,000 subordinated agreement with Equitrade Partners, L.P. (see Note 7).


     The accompanying notes are an integral part of these statements.

                                  (10)

                          THE SHERWOOD GROUP, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                           February 28, 1995


Note 1 - Business and organization
- ----------------------------------

     The Sherwood Group, Inc. and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities"). National Discount Brokers ("NDB"), another registered broker-dealer, is a division of the Company's wholly owned subsidiary, Triak Services Corp. The Company has a 60% special limited partnership interest in Equitrade Partners ("Equitrade"), which is a specialist for securities listed on The New York Stock Exchange. In addition, Sherwood Securities is a specialist for securities listed on the American Stock Exchange.


Note 2 - Basis of presentation
- ------------------------------

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1994 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the three months and nine months ended February 28, 1995 presentations.


Note 3 - Net income per common share
- ------------------------------------

     Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include stock issuable under stock options. The treasury stock method of accounting was used in computing the common stock equivalents for the computation of earnings per common share.


Note 4 - Commitments and contingencies
- --------------------------------------

     The Company has been named as a defendant in lawsuits and as a party to arbitrations that allege violations of Federal and state securities and related laws. Management believes that the resolution of these lawsuits is not likely to result in any material, adverse effect on the Company's consolidated financial position.

                                  (11)

	                 THE SHERWOOD GROUP, INC.
	                    AND SUBSIDIARIES

	         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                      (Unaudited)

                           February 28, 1995


Note 5 - Net capital requirements
- ---------------------------------

     As registered broker-dealers, Sherwood Securities and NDB, are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 (the "Rule"). As of February 28, 1995, the net capital of Sherwood Securities and NDB exceeded their required net capital by $30,170,000 and $3,364,000, respectively.

     The Rule also provides that the equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at February 28, 1995, the payment of dividends and advances to the Company by Sherwood Securities and NDB is limited to $29,970,000 and $3,314,000, respectively, under the most restrictive of these requirements. The SEC may, by order, restrict the withdrawal to be detrimental to the financial integrity of the broker-dealer or the financial community.


Note 6 - Income taxes
- ---------------------

     During the nine months ended February 28, 1995, the Company utilized the remainder (approximately $12,031,000) of its net operating loss carryforwards.


Note 7 - Subordinated Demand Notes
- ----------------------------------

     Effective February 22, 1995, the Company entered into two additional subordination agreements with Equitrade. The first note has a stated interest rate of 0% and matures on February 28, 1998. In connection with this agreement, the Company has pledged U.S. Treasury securities with a market value in excess of $5,000,000. Such securities are included in other assets at February 28, 1995. The second note has a stated interest rate of 8% and matures on February 28, 1998. In connection with this agreement, the Company loaned Equitrade $5,000,000.




                                  (12)

Item - 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

     The results of the Sherwood Group, Inc. and subsidiaries (the "Company") for the nine months and three months ended February 28, 1995 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities") which is primarily engaged in the securities business as a wholesale market maker in NASDAQ/OTC securities. In addition, during January 1994, National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak"), commenced operations consisting of deep discount retail brokerage.

     The Company's net income for the nine and three months ended February 28, 1995 was $10,261,000 and $4,269,000, respectively. The net income for the nine and three months ended February 28, 1994 was $13,477,000 and $3,842,000, respectively. Sherwood Securities had net income for the nine and three months ended February 28, 1995 of $12,365,000 and $4,021,000, respectively, compared to net income for the nine and three months ended February 28, 1994 of $17,030,000 and $6,045,000 respectively. Triak had a net loss for the nine months ended February 28, 1995 of $2,244,000 and net income of $165,000 for the three months ended February 28, 1995. For the nine and three months ended February 28, 1994, Triak had net losses of $1,786,000 and $1,779,000, respectively.

     Total revenue for the Company increased by approximately $4,291,000, or 6%, and $875,000, or 4%, for the nine and three months ended February 28, 1995, respectively, compared with the previous year. Revenues from firm securities transactions decreased approximately $6,482,000, or 11%, and $3,325,000, or 15%, for the
nine and three months ended February 28, 1995, respectively, when compared to the prior year. Sherwood Securities' overall trading volume increased approximately 5% and 11%, respectively, for the nine and three months ended February 28, 1995 when compared with the previous year. Market conditions had an overall negative effect on the positions of marketable securities owned or securities sold, not yet purchased for Sherwood Securities when compared with the previous year. A trendless market and new regulatory requirements accounted for the significant portion of the decreased trading profits of Sherwood Securities.

     The Company's commission income increased by approximately $7,350,000, or 378%, and $3,105,000, or 459%, respectively for the nine and three months ended February 28, 1995 when compared with the prior year. A full nine months of operations by NDB which did not commence operations until January 1994 accounted for all of the increase.

     The primary portion of equity income in partnerships is equity income from Equitrade Partners ("Equitrade") of approximately $3,521,000 and $1,240,000 for the nine and three months ended February 28, 1995, respectively. For the nine and three months ended February 28, 1994, equity income from Equitrade was $2,167,000 and $979,000, respectively, which included amortization of intangible

                                    (13)
     assets of $314,000 and $105,000, respectively. The increased revenue from Equitrade Partners is due to an increase in the number of stocks in which they are a specialist and more effective trading.

     Gains on sales of investment securities aggregated $76,000 for the nine months ended February 28, 1995 resulting entirely from the sale of 11,600 shares of Network Imaging Corp. (IMGX). There were no investment securities transactions for the three months ended February 28, 1995 or for the nine and three months ended February 28, 1994.

     Interest income increased by approximately $1,337,000, or 142%, and $584,000, or 166%, for the nine and three months ended February 28, 1995, respectively, as compared to the previous year. The increase is primarily due to the availability of larger amounts of cash for investment, increasing market interest rates and the investment of certain funds at above market rates.

     Total expenses for the nine months ended February 28, 1995 increased approximately $7,105,000, or 14%, from $51,223,000 in 1994 to $58,328,000 in 1995. Total expenses for the three months ended February 28, 1995 increased approximately $114,000, or 1%, from $20,125,000 in 1994 to $20,239,000 in 1995. The reasons for the increase in expenses are set forth below.

     Compensation and benefits decreased $2,449,000, or 10%, and $1,893,000, or 20%, for the nine and three months ended February 28, 1995, respectively, compared with the prior year. The decrease is on account of lower commissions paid to traders due to lower trading profits and lower bonuses accrued for all officers and staff as a result of lower overall profits of the Company as compared to the prior year. Partially offsetting these decreases was an increase in office salaries and related benefits due primarily to the hiring of approximately 110 employees for NDB since it commenced operations in January 1994.

     Clearing and related charges increased by approximately $4,481,000, or 23%, and $1,740,000, or 25%, for the nine and three months ended February 28, 1995, respectively, as compared to the previous year. The increase was primarily due to the operations of NDB for which clearance charges amounted to approximately $4,883,000 and $2,014,000 for the nine and three months ended February 28, 1995, respectively.

     Communications expense increased by $2,005,000, or 79%, and $459,000, or 41%, for the nine and three months ended February 28, 1995, respectively, as compared to the previous year. The increase was mainly due to an increase in the activities of NDB, namely telephone and quotations expense.

     Other expenses increased by approximately $3,094,000, or 54%, and decreased by approximately $194,000, or 7%, for the nine and three months ended February 28, 1995, respectively, as compared to the previous year. The increase during the nine month period is primarily due to an extensive advertising campaign undertaken in connection with the commencement of operations of NDB. By September 1994, the amount and frequency of advertising for NDB had lessened significantly. Also contributing to the increase in other expenses

                                     (14)
     were increases in professional fees and depreciation and amortization.

     Interest expense decreased by approximately $26,000, or 72%, for the nine months ended February 28, 1995 as compared to the previous year.

     During the nine months ended February 28, 1995, the Company utilized the remainder (approximately $12,031,000) of its net operating loss carryforwards, the benefit of which was used to reduce income tax expense by approximately $4,002,000.


Liquidity
- ---------

     The Company's tangible assets are highly liquid with more than 65% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally generated funds. In addition, margin account borrowings are available to the Company from its clearing brokers.

     The Company's broker-dealer entities, Sherwood Securities and NDB, are subject to the minimum net capital requirement of the Securities and Exchange Commission ("SEC") which is designed to measure the general financial soundness and liquidity of broker-dealers. As of February 28, 1995, Sherwood Securities and NDB had approximately $30,170,000 and $3,364,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities' and NDB's businesses which are more severe than those imposed on most other businesses.

     Cash flows from operations will vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned into cash is determined by the depth of the market and size of the Company's security positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on Sherwood Securities which directly affects the amount of funds available for operating, investing and financing activities.

     The operations of an American Stock Exchange Specialist book continue to be funded by the income generated by the book.

     Cash flows from the Company's investment activities are directly related to market conditions.

     On July 29, 1994, the Company made an additional contribution of $246,562, in the form of treasury securities with a face value of $250,000, to Anvil Institutional Services Company ("Anvil"). Anvil, the parent company of a qualified minority broker-dealer, is a joint venture between the Company and Edward Siedle, an individual.

     On January 31, 1995, Sherwood Securities received $1,000,000 from Initio, Inc. as repayment on its subordinated note.

                           				(15)

     Effective February 22, 1995, the Company entered into two additional subordination agreements with Equitrade. The first note has a stated interest rate of 0% and matures on February 28, 1998.
In connection with this agreement, the Company purchased U.S. Treasury securities with a face value of $5,364,000 for approximately $5,052,000 to secure the note. The second note has a stated interest rate of 8% and matures on February 28, 1998. In connection with this agreement, the Company loaned Equitrade $5,000,000.

     In addition, the Company continued with its December 1992 plan to buy back up to 1.5 million shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. As of February 28, 1995, 704,618 shares had been acquired of which 261,900 were repurchased during the nine months ended February 28, 1995. The source of funds for these purchases were internally generated.

     During December 1994, Sherwood Securities signed a new lease agreement in Jersey City, New Jersey for the purpose of relocating its and the Company's offices and trading facilities. The lease, for approximately 36,600 square feet, commences on January 1, 1995 and expires on January 31, 2007. Sherwood Securities' obligation to pay base rent begins on May 13, 1997. The obligation for any operating escalations, as defined in the lease agreement, is effective as of January 1, 1995. Commencing May 13, 1997, base rent on the new space is approximately $1,025,000 per annum to July 31, 2000 and $1,172,000 from August 1, 2000 to January 31, 2007.


Effects of Inflation
- --------------------

     The Company's assets are not significantly affected by inflation because they are primarily monetary in nature. Management believes that replacement costs of furniture, equipment and leasehold improvements will not materially affect operations. However, the rate of inflation affects the Company's principal expenses such as employee compensation, rent and communication, which may not be readily recoverable from increased revenues. Because of market forces and competitive conditions in the securities industry, a broker-dealer may be unable to unilaterally increase spreads and commissions in order to recover increased costs related to inflation. Consequently, the Company must rely on increased volume for this purpose. However, the Company has significant cash balances on deposit with its principal clearing broker on which interest is paid which, in the event there are higher interest rates which normally result from inflation, would offset some of the costs.








                     				(16)

	PART II - OTHER INFORMATION

   Item 1 - LEGAL PROCEEDINGS

	    The Company initially reported in its Form 10-K for the year ended May 31, 1994 that certain class action complaints, Charles Kaye and Sulochana Dessi, et al. v. Herzog, Heine, Geduld, et al. (United States District Court for the Southern District of New York); Jerome Robinson v. Herzog, Heine, Geduld, et al. United States District
Court for the Southern District of New York); and Lawrence A. Abel, et al. v. Merrill Lynch Incorporated & Co., et al. (Superior Court of California, County of San Diego), were filed on May 27, 1994 against Sherwood Securities and several other market makers on the NASDAQ exchange. Subsequent to May 27, 1994, several additional class action complaints were filed which contained the same or similar allegations and request similar relief.

    By Order dated October 14, 1994, the Judicial Panel on Multidistrict Litigation consolidated the above matters, other similar matters reported on by the Company in its Form 10-K, and any later-filed "tag along" cases for pre-trial proceedings in the United States District Court for the Southern District of New York, entitled In Re NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWX). The Amended Consolidated Complaint repeated most of the allegations of the various earlier filed complaints, except that plaintiffs are no longer alleging violations of the Securities Exchange Act of 1934, as amended. Rather, their claims are limited to those previously alleged under the Federal antitrust laws. Together with the other defendant market makers, the Company has joined in a motion to dismiss the Amended Consolidated Complaint, which is currently scheduled for oral argument on April 26, 1995. The Company intends to vigorously defend itself against these allegations.



	Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

    	    (a) Exhibits:


	   	        Exhibit 11 - Computation of Earnings Per Share


    	    (b) The Company filed one Form 8-K dated February 28,
           		1995 during the quarter ended February 28, 1995.








                     				(17)

                   				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          						  The Sherwood Group, Inc.
                                                  -----------------------

	Date: April 11, 1995                          By: Dennis Marino
	----------------------                            ------------------------
                                         	         Dennis Marino
                                                  (Executive Vice President
			    		                                          and Chief Administrative
			                                           			  Officer)


	Date: April 11, 1995                          By: William Karsh
	----------------------                            ------------------------
                                                   William Karsh
                                                   (Vice President and
                                                   Chief Financial Officer)

























                      				(18)