Form 10-Q/A
period 1995-02-28
SHERWOOD GROUP INC
filed 1995-05-19
CIK 811917

AMENDED TO INCLUDE PREVIOUSLY              CONFORMED
      OMITTED FINANCIAL DATA SCHEDULE

                                    FORM 10-Q/A
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended    February 28, 1995
          OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               --------------    -------------

Commission file number       1-9480
- --------------------------------------------------------------

The Sherwood Group, Inc.
- --------------------------------------------------------------
   (Exact name of Registrant as specified in its charter)

Delaware                                       22-2394480
- --------------------------------------------------------------

(State or other jurisdiction of            (I.R.S. Employer
  incorporation  or organization)          Identification No.)

One Exchange Plaza, New York, New York         10006
- --------------------------------------------------------------
(Address of principal executive offices)        (Zip code)

Not Applicable
- --------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

              Exhibit 27 - Financial Data Schedule

         (b)  The  Company filed one Form 8-K dated
              February 28, 1995 during the quarter ended
              February 28, 1995.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    The Sherwood Group, Inc.
                                    -------------------------

   Date: May 18, 1995            By: Dennis Marino
         ----------------------      ------------------------
                                     Dennis Marino
                                     (Executive Vice President
                                     and Chief Administrative
                                     Officer)


   Date: May 18, 1995             By: William Karsh
         ----------------------       -----------------------
                                      William Karsh
                                      (Vice President and
                                      Chief Financial Officer)