Form 10-K
period 1995-05-31
SHERWOOD GROUP INC
filed 1995-08-22
CIK 811917

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K
               [X] Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
                     For the fiscal year ended May 31, 1995
                                       Or
               [ ] Transition Report Pursuant To Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934
                     For the Transition Period from                  to

                           Commission File No. 1-9480

                            The Sherwood Group, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                               22-2394480
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

One Exchange Plaza, New York, New York                     10006
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code (212) 482-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
     Title of each class                               on which registered
     -------------------                               -------------------
 Common Stock, .01 par value                          New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of July 31, 1995, 12,559,711 common shares were outstanding, and the aggregate market value of the common shares of The Sherwood Group, Inc. held by non-affiliates was approximately $53,798,680.

                      Documents Incorporated By Reference

         Document Incorporated                               Part of Report
             By Reference                               Into Which Incorporated
             ------------                               -----------------------
 Proxy Statement for Annual Meeting to be held                 Part III
 October 24, 1995

================================================================================

Item 1.  Business


Introduction

The Sherwood Group, Inc. (the "Company") is a holding company whose principal subsidiary is Sherwood Securities Corp. ("Sherwood Securities"), a wholly owned Delaware corporation. Sherwood Securities is a broker-dealer engaged in the securities business and in providing related financial services.

Sherwood Securities was formed in 1968 and specializes in the market making of NASDAQ and Small-Cap securities on a wholesale basis. As a national trading firm with offices in New York, New York; Chicago, Illinois; Minneapolis, Minnesota; Denver, Colorado; Los Angeles, California; and Boston, Massachusetts, Sherwood Securities trades approximately 4,500 NASDAQ and Small-Cap securities as market maker and principal for its own account. Sherwood Securities also acts as a Specialist in 22 equity securities on the American Stock Exchange ("AMEX") and provides limited retail brokerage services.

National Discount Brokers ("NDB"), another registered broker-dealer, is a division of the Company's wholly-owned subsidiary, Triak Services Corp. ("Triak"). NDB is a deep discount brokerage firm specializing in trade execution for individual investors.

The Company also holds a 60% limited partnership interest in Equitrade Partners, a New York limited partnership ("Equitrade"). Equitrade is a registered specialist in 82 equity securities on the New York Stock Exchange ("NYSE").

Stock Market Index, Inc. ("SMI"), a wholly owned subsidiary of the Company, based in Boston, provides technical research to institutional investors, brokers and fund managers. SMI's research is based on the technical analysis and interpretation of money flows in and out of exchanges, sectors, stocks, bonds, currencies or commodities being analyzed. SMI is also registered as an investment advisor and provides investment advisory services to individuals and institutions.

The Company also owns a 49% limited partnership interest in Anvil Institutional Services Company ("Anvil Joint Venture") which, in turn, owns Anvil Institutional Services, Inc. ("Anvil"), which is a qualified minority broker-dealer registered in New York and California.

The Company was incorporated under the laws of Delaware in December 1981 under the name The Sherwood Equity Group Ltd. It changed its name to The Sherwood Capital Group, Inc. in 1983 and in 1987 adopted its present name. Effective December 21, 1994, the Company began listing its common stock for trading on the NYSE under the symbol "SHD." It was formerly listed on the AMEX.

The Company's principal executive offices are located at One Exchange Plaza, New York, New York 10006 and its telephone number is (212) 482-4000.

Recent Developments

Effective December 21, 1994, the Company began listing its common stock for trading on the NYSE. The Company's common stock was formerly listed for trading on the AMEX.

On February 21, 1995, Equitrade purchased certain security positions from a NYSE specialist. Equitrade paid additional consideration for the right to specialize in these securities. This intangible asset is being amortized over 15 years.

On May 1, 1995, Equitrade purchased certain security positions from a NYSE specialist. Equitrade paid additional consideration for the right to specialize in the securities and for a not to compete covenant. These intangible assets are being amortized over 15 years.

In connection with the transactions discussed above, the Company funded Equitrade an additional $10,000,000 in subordinated debt. This transaction, in conjunction with previously issued subordinated debt of $2,000,000 and the 60% special limited partnership interest, led to the determination that consolidation was required. Prior to this determination, the Company accounted for Equitrade on an equity basis.

On December 22, 1992, the Board of Directors approved a program to repurchase up to 1,500,000 shares of the Company's common stock. The shares are to be purchased from time to time in the open market or in privately negotiated transactions. The shares will be held as treasury shares for general corporate purposes. Through May 31, 1995, 781,418 shares had been repurchased as part of this program. No additional shares were repurchased during the period from June 1, 1995 to July 31, 1995.


Revenue by Source

The following table sets forth sources of the Company's revenues on a comparative basis for the periods indicated:

                                               Fiscal Year Ended May 31,
                                               ------------------------
                                      1995                  1994                   1993
                                      ----                  ----                   ----
                              Amount        %       Amount        %        Amount        %
                              ------       --       ------       --        ------       --
Firm securities
     transactions (net)    $ 80,387,742   78.07   $80,587,586   89.93   $55,534,413    94.24
Commission income            14,412,331   14.00     3,562,099    3.97     1,101,938     1.87
Equity income in
     partnerships             3,597,096    3.49     3,014,259    3.36     1,432,297     2.43
Investment securities
     gain (loss)                 76,375     .07       680,450     .76          (358)      --
Interest and dividend
     income                   3,465,614    3.37     1,446,146    1.61       796,433     1.35
Fee income                      395,417     .38         7,071     .01            --       --
Other income                    640,804     .62       322,261     .36        68,305      .11
                           ------------  ------   -----------  ------   -----------   ------
Total revenue              $102,975,379  100.00   $89,619,872  100.00   $58,933,028   100.00
                           ============  ======   ===========  ======   ===========   ======


Market Making and Specialist Activities of Sherwood Securities

General. A significant portion of the Company's revenues (see "Revenue by Source") is directly related to the market making activities of Sherwood Securities. As a national market maker in NASDAQ and Small-Cap securities, Sherwood Securities acts as a wholesale dealer in the execution of transactions. In "making a market" in approximately 4,500 NASDAQ and Small-Cap securities, Sherwood Securities acts as a principal in transactions through buying, selling and maintaining an inventory in the securities in which it makes a market.

Sherwood Securities is prepared to buy or sell any of the securities in which it has elected to be a market maker. Approximately 3,900 of the securities in which Sherwood Securities is a market maker, as of July 1995, were displayed in the electronic quotation medium referred to by the acronym "NASDAQ" (National Association of Securities Dealers Automated Quotation System). The firms which have elected to make a market in a security quoted on NASDAQ display the price at which they are willing to buy (bid) or sell (ask) these securities. The market maker adjusts its bid and ask prices in response to supply, demand and other factors affecting the market for each security. Approximately 3,100 of the securities displayed on NASDAQ in which Sherwood Securities makes a market
are listed on the national market system list of NASDAQ.   Approximately 800
securities in which Sherwood Securities makes a market are quoted on the National Association of Securities Dealers, Inc. ("NASD") list of Small-Cap Issues.

Special relations with brokers. A significant portion of Sherwood Securities' trading volume is transacted over a dedicated communications network. Private telephone lines connect Sherwood Securities' trading operations to the order entry departments of approximately 200 brokerage firms and institutional customers. This private communications network provides these parties with immediate access to Sherwood Securities' trading operations and facilitates the handling of their customer orders.

As part of this system, Sherwood Securities has direct communication lines with 30 regional brokerage firms across the country. In addition to providing these firms with direct access to Sherwood Securities' trading operations, the dedicated private lines allow these firms to offer this direct access to other brokerage firms in their geographic regions. Firms that are interested in dealing with Sherwood Securities in a particular security can utilize this service to allow them quick access to the market place. Sherwood Securities offers direct access through the dedicated private lines to those brokerage firms acting as market makers in the geographic regions of Sherwood Securities' branch offices.

Sherwood Securities has a correspondent department to handle order flow for the NASDAQ and Small-Cap transactions of participating retail brokers and dealers. Through its correspondent department, it executes the NASDAQ and Small-Cap orders for these firms. These orders include orders electronically routed to Sherwood Securities by these firms for certain of their clearing accounts.

Specialist activities. As of July 31, 1995, Sherwood Securities served as a specialist in 22 equity securities on the AMEX. This activity is cleared through Spear Leeds & Kellogg ("SLK"). The Company also holds a 60% limited partnership interest in Equitrade whose activity is also cleared through SLK.
As of July 31, 1995, Equitrade served as a specialist in 82 equity securities on the NYSE.

Securities positions. Sherwood Securities and Equitrade take both long and short positions in securities in which they make a market. The following table illustrates, for the fiscal years indicated, the highest, lowest and average month-end inventory at market value (based on the aggregate of the net long and net short position of trading securities). The following securities positions include positions held by Equitrade subsequent to February 1995. See Note 3 of Notes to Consolidated Financial Statements.

        Fiscal Year              Highest            Lowest           Average
       Ended May 31             Month End         Month End         Month End
       ------------             ---------         ---------         ---------
       1993*                   $42,413,927       $15,935,998       $25,867,685
       1994**                   46,519,207        26,555,472        34,610,403
       1995***                  69,158,382        25,653,178        47,079,105

       *   Includes Highest Month End, Lowest Month End and Average Month
           End for positions held as a specialist on AMEX of $1,850,848, $908,312 and $1,268,181, respectively.

       **  Includes Highest Month End, Lowest Month End and Average Month
           End for positions held as a specialist on AMEX of $2,146,366, $1,099,039 and $1,438,548, respectively.

       *** Includes Highest Month End, Lowest Month End and Average Month
           End for positions held as a specialist on AMEX of $1,806,318, $333,902 and $1,187,637, respectively. Includes Highest Month
           End, Lowest Month End and Average Month End for positions held as a specialist on NYSE of $18,846,852, $11,492,129 and $14,109,605, respectively.


The securities positions on any one day may not be representative of the exposure on any other day because securities positions may vary substantially with economic and market conditions, allocations and availability of capital, and trading volume.


Investments

Venture capital investments. The Company and its subsidiaries, from time to time, make and continue to hold investments in developing companies or companies in need of additional financing. Some of these investments are in restricted securities and, as such, may only be sold pursuant to a registration statement under the federal Securities Exchange Act of 1933, as amended, or pursuant to an exemption from registration thereunder.

The Company, for financial reporting purposes, generally carries venture capital investments at fair value as determined by the Board of Directors. Although the securities of certain of the companies in which the Company and its subsidiaries invested may be publicly traded, the Company's valuation of such holdings may be discounted significantly from the public market price due to restrictions on transfer, the size of the holdings or other legal, contractual or practical restrictions on disposition.

On August 31, 1992, Sherwood Securities invested $1,000,000 in the form of a subordinated note with Initio, Inc. ("Initio"), a publicly traded company (listed as INTO). The note had a stated interest rate of 8% and matured on December 31, 1994. As additional consideration for this transaction, Sherwood Securities received certain restricted securities of Initio which have been determined by management to have a nominal fair value. On January 31, 1995, Sherwood Securities received repayment in full from Initio on the subordinated note. See Note 9 of Notes to Consolidated Financial Statements.

On December 29, 1992, Sherwood Securities purchased 100,000 restricted shares of Network Imaging Corp., a publicly traded company (IMGX), for $200,000, of which 88,400 shares were sold during the fiscal year ended May 31, 1994. During the fiscal year ended May 31, 1995, the remaining 11,600 shares were sold, with Sherwood Securities recognizing a profit of $76,375.

On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc., a minority owned broker-dealer. This holding represents, as of May 31, 1995, approximately 14% of the outstanding common shares of Emmett A. Larkin Company, Inc.

Investment in property. The Company, through its wholly owned subsidiary, Sherwood Properties Corp., is an investor in a real estate limited partnership. This investment is estimated to have a nominal value.


Other Business

Institutional business. Sherwood Securities primarily executes securities transactions for institutional investors such as banks, mutual funds, money managers and insurance companies. Such investors normally purchase and sell securities in large quantities which require special marketing and trading expertise provided by a staff of 34 institutional sales people. Most transactions with institutional customers involve securities in which Sherwood Securities is a market maker and are executed as principal transactions. Additionally, SMI has approximately 40 major institutional clients.

Retail securities business. NDB is a deep discount brokerage firm specializing in trade execution for individual investors. NDB's strategy is to provide low cost transactions with quick execution and a higher level of service than that provided by other discount brokers. In addition, NDB was created as part of a plan to capture a greater share of NASDAQ activity. This vertical integration allows NDB to receive fees from customers to execute orders and then pass the orders to Sherwood Securities for market-making opportunities. As of July 31, 1995, NDB's activities were conducted through five offices located throughout the United States and NDB had approximately 55,000 customers.


Interest Revenue

Sherwood Securities receives interest primarily from credit balances which may exist from time to time in the clearance accounts maintained with its clearing brokers. In addition, the Company received interest from short-term investments in U.S. Treasury securities and on its subordinated notes receivable with Equitrade, Anvil and Initio.


Clearing Arrangements

Sherwood Securities, NDB and Equitrade maintain relationships with clearing brokers which effect clearance and settlement of their securities transactions. The clearing brokers maintain custody of cash and securities and provide other services. Sherwood Securities, NDB and Equitrade are dependent upon the operational capacity and ability of their clearing brokers for the orderly processing of their transactions.

Sherwood Securities clears its wholesale market-making transactions through
National Financial Services Corporation ("NFSC").   Broadcort Capital
Corporation, a wholly owned subsidiary of Merrill Lynch & Co., Inc., clears Sherwood Securities' and SMI's customer transactions. Equitrade's NYSE and Sherwood Securities' AMEX transactions are cleared through SLK. The Sherwood Securities clearing agreement with NFSC is for a term of one year and may be terminated by either party upon 180 days' prior written notice. Without such prior written notice, the agreement automatically renews annually. The Sherwood Securities clearing agreement and the Equitrade clearing agreement with Spear, Leeds & Kellogg are for an indefinite period of time and may be terminated upon 35 days' prior written notice by either party. The Sherwood Securities clearing agreement with Broadcort Capital Corporation is for an indefinite period of time and may be terminated upon 180 days' prior written notice by either party.

NDB's transactions are cleared through the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"). The NDB clearing agreement with Pershing is for a three-year term and may be terminated upon 90 days' prior written notice by either party.


Personnel

As of July 31, 1995, the Company had 425 full-time employees of which 279 are salespeople, traders and trading assistants. Included in the preceding employee counts are NDB's 181 full-time employees of which 88 are sales personnel and Equitrade's 40 full-time employees of which 35 are trading personnel. None of the Company's personnel are covered by a collective bargaining agreement. The Company considers its relations with its personnel to be satisfactory.

Sherwood Securities' sales and trading personnel, NDB's sales personnel and Equitrade's trading personnel are required to take examinations given by the NASD. In certain circumstances, additional examinations are required in order for sales and trading personnel to be qualified to do business in various states. Sherwood Securities' traders receive a percentage of trading profits as compensation. They do not receive salaries. NDB's sales personnel work on a salary basis. Except for Equitrade's general partners who are paid on a draw basis, Equitrade's trading personnel work on a salary basis.

Effective April 6, 1993, the Executive Committee of the Board of Directors mandated that in addition to whatever normal vacation time to which an employee is entitled, all full-time employees (except Equitrade's) who have completed five years of employment (three years for traders and institutional salespeople) are required to take a one-month paid sabbatical. Such sabbatical must be taken within one year after the employee's fifth anniversary (third anniversary for traders and institutional salespeople). Sabbaticals will also be required for each subsequent five or three year period of employment completed. In addition, Sherwood Securities will assume any trading losses incurred in a trader's account during one of the trader's sabbatical.


Competition

While Sherwood Securities is one of several broker-dealers whose principal activity has been making markets in a broad range of NASDAQ and Small-Cap securities for its own account, there are many other broker-dealers making markets in these securities. Sherwood Securities generally has one or more competing market makers for each security in which it makes a market. Sherwood Securities competes primarily on the basis of price, its experience in market making, its relationship with its customers, the availability of its dedicated private communications system and its ability to effect large transactions in an orderly manner.

The deep discount retail brokerage business engaged in by NDB is highly competitive. Many discount firms compete on price. NDB's ability to be competitive will depend on its ability to deliver a low price product with a higher level of service.

NYSE specialist firms, such as Equitrade, compete for new listings based upon depth of the markets that the firms make, capital risk and the quality of the firms' personnel. Based upon these three criteria, allocations of new issues are awarded. Additional competition has arisen from third market activity, internalization and regionalization.

Numerous mergers among firms in the securities industry have resulted in firms with strengthened financial resources. In addition, companies not engaged in the securities business, but having substantial financial resources, have acquired securities firms. These developments have increased competition from securities firms with substantially greater capital resources than those of Sherwood Securities. Ultimately, these developments, as well as other developments that could result in greater involvement by banks in the securities industry, may lead to the creation of large integrated financial services firms which may be able to compete more effectively than Sherwood Securities for investment funds by offering a greater range of financial services.


Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. However, certain regulatory matters have been delegated to self-regulatory organizations, such as the NASD. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) governing certain aspects of the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. As of July 31, 1995, Sherwood Securities was registered with the SEC, the NASD, AMEX and in 19 states and Washington, D.C. As of July 31, 1995, NDB was registered with the SEC, the NASD and in all 50 states and Washington, D.C. As of July 31, 1995, Equitrade was registered with the SEC and the NYSE.

The compliance officers and the compliance departments of Sherwood Securities, NDB and Equitrade are responsible for ensuring the Company's compliance with the applicable laws and regulations. The officers and the compliance departments work with trading personnel in implementing new regulatory procedures, maintaining the required trading records, maintaining appropriate files, and monitoring trading activity, among other activities. The officers and the compliance departments also handle all contacts with the various regulatory agencies, on both state and federal levels. These duties are diverse and range from giving comments on proposed legislation to responding to requests for information regarding trading activity. Other areas in which the officers and the compliance departments are active are the registration of associated persons and responding to customer inquiries.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation of enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and securities markets rather than protection of creditors and stockholders of broker-dealers.


Customer Protection and Insurance

Sherwood Securities, NDB and Equitrade are members of the Securities Investor Protection Corporation ("SIPC") which provides protection for customers in the event of the liquidation of the firm. Customers' accounts are protected up to $500,000 for each customer, as defined in the Securities Investor Protection Act of 1970, as amended, with a limitation of $100,000 for claims for cash balances. In addition, each of Sherwood Securities', NDB's and Equitrade's clearing agents is a member of SIPC and carries private protection which provides, in the event of the liquidation of such clearing agents, additional coverage (in some cases up to $25,000,000) for securities positions for each of Sherwood Securities', NDB's and Equitrade's customers.

The Company carries brokers' blanket bonds covering Sherwood Securities and NDB for loss or theft of securities, forgery of checks and drafts, embezzlement, certain employee misconduct and misplacement of securities. Such bonds each provide total coverage of $500,000 and contain deductibles of $10,000.


Risk Assessments

Sherwood Securities' and Equitrade's trading, market making, specialist and brokerage activities expose the Company's capital to significant risks. These risks include absolute and relative price movements, price volatility and changes in financial instrument liquidity or the markets in which they are traded, over which Sherwood Securities and Equitrade have virtually no control.

Sherwood Securities and Equitrade monitor their risks by constant review of their trading positions. The management of trading positions is enhanced by the review of mark-to-market valuations and/or position summaries on a daily basis.

In addition, Equitrade, as a specialist on the NYSE, and Sherwood Securities, to the extent it is a specialist on the AMEX, are subject to regulations pursuant to which each of them may be required to stabilize, or participate in the stabilization of certain securities on those exchanges. In the event either Equitrade or Sherwood Securities is required to stabilize the price of securities which are declining in value, whether as a result of a declining market or otherwise, either or both of them could suffer substantial losses.


Net Capital and Customer Reserve Requirements

Every registered broker-dealer doing business with the public is subject to the Uniform Net Capital Rule 15c3-1 (the "Rule") promulgated by the SEC. The Rule, which is designed to measure the financial integrity and liquidity of broker-dealers, specifies minimum net capital requirements. Sherwood Securities, NDB and Equitrade are subject to the Rule.

The Rule provides that a broker-dealer doing business with the public shall not permit its net capital to be less than the greater of a stated minimum dollar requirement or one-fifteenth of its aggregate indebtedness (the "basic method") or, alternatively, that it not permit its net capital to be less than the greater of a stated minimum dollar requirement or 2% of its aggregate debit items computed in accordance with Rule 15c3-3 (the "alternative method").

The stated minimum dollar requirement for Sherwood Securities, which has elected the alternative method, is $1,000,000. The stated minimum dollar requirement for NDB and Equitrade, which have elected the basic method, is $250,000.

In computing net capital under the Rule, various adjustments are made with a view to excluding assets not readily convertible into cash and to provide a conservative statement of other assets, such as firm's inventory of securities. To that end, a deduction is made against the market value of securities to reflect the possibility of a market decline prior to their disposition. Thus, net capital rules, impose financial restrictions upon the Company's businesses which are more severe than those imposed on concerns in other types of business.

Compliance with the Rule may limit the operations of Sherwood Securities, NDB and Equitrade that require the use of significant amounts of capital, such as market making activities. Further, assets of the Company which are included in the Company's minimum net capital are not available for distribution to the shareholders of the Company in the form of dividends or otherwise. See Note 13 of Notes to Consolidated Financial Statements. Sherwood Securities, NDB and Equitrade are presently in compliance with the net capital requirements. Failure to maintain the required net capital may subject a broker-dealer to suspension of business and may ultimately require its liquidation.

In May 1991 and in December 1993, Sherwood Securities and NDB, respectively, were granted exemptions by the NASD from the computation for determination of reserve requirements for broker-dealers. The exemptions were granted pursuant to Rule 15c3-3(k)(2)(ii). During the period from June 1, 1994 through May 31, 1995, both Sherwood Securities and NDB were in compliance with the condition of this exemption.


Item 2.  Properties

Currently, Sherwood Securities occupies approximately 18,000 square feet located at One Exchange Plaza, New York, New York 10006 where both it and the Company maintain their offices and trading facilities under a lease which expires in September 1996. The rental for each year during the period commencing October 1, 1992 is $738,000 until expiration. Sherwood Securities is also responsible for the payment of a pro rata portion of tax and operating escalations. During December 1994, Sherwood Securities signed a new lease agreement in Jersey City, New Jersey for the purpose of relocating its and the Company's offices and trading facilities. The lease, for approximately 36,600 square feet, commenced on January 1, 1995 and expires on January 31, 2007. Sherwood Securities' obligation to pay base rent begins on May 13, 1997. The obligation for any operating escalations, as defined in the lease agreement, is effective as of January 1, 1995. Commencing May 13, 1997, base rent on the new space is approximately $1,025,000 per annum to July 31, 2000 and $1,172,000 from August 1, 2000 to January 31, 2007.

NDB's office and sales facilities occupy approximately 15,700 square feet located at 50 Broadway, New York, New York 10004 under three leases which expire in May 1997, April 1998 and December 1998, respectively. The aggregate rental for each year increases from a base of approximately $243,000 in 1995 to approximately $262,000 in 1997. NDB is also responsible for the payment of a pro-rata portion of tax and operating escalations. The leases are each renewable for two successive five-year terms at rents to be determined at the time of renewal.

See Note 14 to the Company's Consolidated Financial Statements for additional information concerning other leases to which the Company, its subsidiaries or its divisions are parties.


Item 3.  Legal Proceedings

Many aspects of the business of the Company and its subsidiaries involve substantial risks of potential liability. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class action suits that generally seek substantial damages. Companies engaged in the underwriting and distribution of securities are exposed to substantial liability under federal and state securities laws. The Company and its subsidiaries are, from time to time, involved in proceedings with, and investigations by, governmental and self-regulatory agencies.

In April 1987, a class action was commenced in the Supreme Court of the State of New York, County of New York by Robert Bowen against Sherwood Securities and others. The action was brought on behalf of all purchasers of Zytrex Corporation ("Zytrex") common stock in connection with a private placement of Zytrex common stock. Class certification was denied with prejudice and the complaint was dismissed with leave to replead. A motion to dismiss the amended complaint was denied as to the Company, but granted as to certain other defendants. Another amended complaint was filed, in response to which Sherwood has filed an answer. The currently filed amended complaint is brought individually by four plaintiffs. That complaint alleges various misrepresentations, omissions and negligent acts in connection with the private placement and seeks approximately $80,000 in compensatory damages as well as punitive damages in the amount of $2,000,000, interest, costs and attorneys' fees. In May 1995, the case was settled.

The Company and its subsidiaries are the subject of several actions arising out of the normal course of their respective businesses. The Company and its subsidiaries are contesting all such actions.

Class action complaints, Charles Kaye and Sulochana Desai, et als. v. Herzog,
                         ----------------------------------------------------
Heine, Geduld, et al. (United States District Court for the Southern District of
- ---------------------
New York); Jerome Robinson v. Herzog, Heine, Geduld, et al. (United States
           ------------------------------------------------
District Court for the Southern District of New York); and Lawrence A. Abel, et
                                                           --------------------
al. v. Merrill Lynch Incorporated & Co., et al. (Superior Court of California,
- -------------------- --------------------------
County of San Diego), were filed on May 27, 1994 against Sherwood Securities and several other market makers on the NASDAQ exchange. The Kaye and Robinson class
                                                         ----     --------
action complaints were both filed allegedly on behalf of the named plaintiffs and a class of persons and entities who purchased or sold certain NASDAQ traded securities during the past four years. Both complaints allege that Sherwood Securities and the other NASDAQ market makers violated the federal antitrust laws by allegedly conspiring with one another to artificially inflate the "spread", or difference, between the bid and ask price for NASDAQ securities. The Kaye complaint also contains allegations that the same alleged conduct violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The relief sought in both the Kaye and Robinson actions includes
                                           ----     --------
declaratory and injunctive relief under the antitrust laws, as well as unspecified damages on behalf of the class, trebled in accordance with the antitrust laws and an award of counsel fees and expenses. The California state court action, Abel v. Merrill Lynch and Co., Inc., et al. is a class action
              -------------------------------------------
brought on behalf of all persons who reside in the State of California and who have purchased or sold securities listed on NASDAQ in the past four years. This complaint alleges the same conspiracy as the

Kaye and Robinson actions, but seeks relief pursuant to the California state
- ----     --------
antitrust statute, known as the Cartwright Act, and pursuant to the California Unfair Competition Act. The relief sought in this action is also declaratory and injunctive relief, as well as unspecified trebled damages on behalf of the class, restitutionary payments for alleged unjust enrichment and an award of costs and counsel fees. The Abel complaint has been dismissed without prejudice
                            ----
by consent, pending the outcome of the federal court actions.

Subsequent to May 27, 1994, several additional class action complaints have been filed which contain the same or similar allegations and requesting similar relief.  Namely, Dampf v. Herzog, Heine, Geduld, et al. (filed in the Federal
                 --------------------------------------
District Court for the Southern District of New York on June 6, 1994); Perlman
                                                                       -------
v. Herzog, Heine, Geduld, et al. (filed in the Federal District Court for the
- --------------------------------
Southern District of California on June 28, 1994); Silverman v. Alex Brown &
                                                   -------------------------
Sons, Inc., et al. (filed in the Federal District Court for the District of
- ------------------
Columbia on July 6, 1994); Crum v. Alex Brown & Sons, Inc., et al. (filed in the
                           ---------------------------------------
Federal District Court for the District of Columbia on July 8, 1994); Frangiosa
                                                                      ---------
v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the
- ----------------------------------
District of Columbia on July 8, 1994); Lutz v. Alex Brown & Sons, Inc., et al.
                                       ---------------------------------------
(filed in the Federal District Court for the District of Columbia on July 11,
1994); and Derdel v. Alex Brown & Sons, Inc., et al. (filed in the Federal
           -----------------------------------------
District Court for the District of Columbia); Burnstein v. Herzog, Heine,
                                              ---------------------------
Geduld, et al. (filed in the Federal District Court for the District of
- --------------
Columbia); Fineberg v. Alex Brown & Sons, Inc., et al. (filed in the Federal
           -------------------------------------------
District Court for the District of Columbia); Lorge v. Alex Brown & Sons, Inc.,
                                              ---------------------------------
et al. (filed in the Federal District Court for the District of Columbia); Clark
- ------                                                                     -----
v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the
- ----------------------------------
District of Columbia); Hennessey v. Alex Brown & Sons, Inc., et al. (filed in
                       --------------------------------------------
the Federal District Court for the District of Columbia); Bleznak v. Herzog,
                                                          ------------------
Heine, Geduld, et al. (filed in the Federal District Court for the District of
- ---------------------
Columbia); Sachs v. Alex Brown & Sons, Inc., et al. (filed in the Federal
           ----------------------------------------
District Court for the District of Columbia); Tolchin v. Alex Brown & Sons,
                                              -----------------------------
Inc., et al. (filed in the Federal District Court for the District of Columbia);
- ------------
Safina v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court
- -----------------------------------------
for the District of Columbia); Johnson v. Herzog, Heine, Geduld, Inc., et al.
                               ----------------------------------------------
(filed in the Federal District Court for the District of Minnesota) and Dolinar
                                                                        -------
v. Sherwood Securities et al. (filed in the Federal District Court for the
- -----------------------------
Northern District of Illinois). There are now a total of approximately 26 pending class action complaints which have been filed in several different federal courts across the country, including the Southern District of New York, the Northern District of Illinois, the District of Minnesota, the Southern District of California, the District of Columbia and the District of New Jersey. The plaintiffs in the various class actions have now sued a total of 27 different NASDAQ market-maker defendants, including Sherwood Securities.

By Order dated October 14, 1994, the Judicial Panel on Multidistrict Litigation consolidated the above matters and any later-filed "tag along" cases for pre-trial proceedings in the United States District Court for the Southern District of New York, entitled In re NASDAQ Market-Makers Antitrust Litigation, 94 Civ.
                      -----------------------------------------------
3996 (RWS). An Amended Consolidated Complaint was then filed. The Amended Consolidated Complaint repeated most of the allegations of the various earlier filed complaints, except that plaintiffs are no longer alleging violations of the Securities Exchange Act of 1934, as amended. Rather, their claims are limited to those previously alleged under the Federal antitrust laws. Together with the other defendant market makers, the Company has joined in a motion to dismiss the Amended Consolidated Complaint, which was argued on April 25, 1995. On August 4, 1995, the Honorable Robert Sweet of the United States District Court for the Southern District of New York, before whom the consolidated class action litigations are pending, issued an Opinion dismissing, without prejudice, the Amended Consolidated Complaint. Pursuant to the terms of Judge Sweet's Opinion and Order, the plaintiffs have been granted leave to redraft the Amended Consolidated Complaint and to refile it within 45 days. The Company intends to vigorously defend itself against these allegations.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1995.



                                    PART II


Item 5.    Market for the Company's Common Stock and Related Security Holder
           Matters.

The Company's common stock is traded on the New York Stock Exchange under the symbol "SHD." There were approximately 4,000 holders of record of the Company's common stock at July 31, 1995. As of such date, the closing sales price per share for the Company's common stock was $10.00.

The following table sets forth the high and low sales price per share for the Company's common stock for each quarterly period within the two most recent fiscal years as reported by the New York Stock Exchange (the American Stock Exchange prior to December 21, 1994):



                             Sales Prices
                             ------------
Quarter Ended         High                   Low
- -------------         ----                   ---
August 31, 1993     5.2500                3.7500
November 30, 1993   8.8750                4.7500
February 28, 1994   8.8750                7.1250
May 31, 1994        8.8750                6.0000
August 31, 1994     7.2500                5.6250
November 30, 1994   7.2500                5.8750
February 28, 1995   6.3750                5.1250
May 31, 1995        7.2500                5.6250

There were no cash dividends declared on the common stock of the Company in the two-year period ended May 31, 1995. Funds available for distribution to shareholders of the Company in the form of dividends are limited to the extent assets of the Company or its subsidiaries are utilized to meet the minimum net capital requirements of Sherwood Securities, NDB and Equitrade under Rule 15c3-1 promulgated by the SEC. See Business - Net Capital and Customer Reserve Requirements.


Item 6.  Selected Consolidated Financial Data.

The following selected consolidated financial data for the Company for each of the five years in the period ended May 31, 1995 should be read in conjunction with the respective financial statements and related notes thereto, and the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. All amounts are in thousands, except per share amounts.



                                                                       Year Ended May 31,
                                                                       -----------------

                                            1995 (b)         1994           1993            1992           1991
                                            -------          ----           ----            ----           ----
Operating Data:
- --------------
Revenues                                   $102,975       $89,620        $58,933         $45,007         $21,720

Income before
    extraordinary items                      14,615        16,597          8,939           6,288             117

Extraordinary Items:
- -------------------
   Utilization of net
    operating loss carryforward                  --            --          5,024           4,248             940


Net income (a)                               14,615        16,597         13,963          10,536           1,057
Per Share Data:
- --------------
Income before
   extraordinary item (a)                      1.07          1.20            .64             .45             .01
Net income                                     1.07          1.20           1.00             .76             .08

Balance Sheet Data:
- ------------------
Total assets                                113,031        77,616         60,027          38,150          24,115
Common stockholders' equity                  65,978        53,311         38,191          24,497          13,961

Long-term obligations and
   redeemable stock                              --            --             --              --              --
Book value per common share                    4.84          3.86           2.72            1.76            1.07
Dividends                                        --            --             --              --              --

(a) The results of operations for the years ended May 31, 1995 and 1994 include $4,687, or $.34 per share, and $6,034, or $.44 per share, respectively, of benefit from net operating loss carryforward which would have been shown as an extraordinary item prior to the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.
                                    ---------------------------

(b) The results of operations for the year ended May 31, 1995 include the operations of Equitrade on a consolidated basis for the period March through May 1995. For prior periods, Equitrade was accounted for on the equity method.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             Results of Operations


Fiscal 1995 Compared to Fiscal 1994

The results for the year ended May 31, 1995 reflect primarily the activities of Sherwood Securities and NDB and the Company's interest in the profits of Equitrade through February 1995 after which the results of Equitrade have been consolidated with those of the Company. Certain fiscal 1994 amounts have been reclassified to conform with the fiscal 1995 presentation.

The Company had a net profit for the year ended May 31, 1995 of $14,615,000, compared to a net profit of $16,597,000 for the year ended May 31, 1994. Sherwood Securities had a net profit for the year ended May 31, 1995 of $15,161,000, compared to a net profit for the year ended May 31, 1994 of $23,558,000. Triak had a net profit for the year ended May 31, 1995 of $8,000, compared to a net loss of $4,776,000 for the 11 month period ended May 31, 1994.

Revenue increased by approximately $13,355,000, or 15%, from $89,620,000 in 1994 to $102,975,000 in 1995.

Most of the Company's income arises from firm securities transactions. Sherwood Securities' profits from firm securities transactions decreased $5,624,000, or 7%, from $82,622,000 in 1994 to $76,998,000 in 1995. Overall trading volume increased approximately 11% for the year ended May 31, 1995, when compared with the year ended May 31, 1994. Regulatory changes enacted by the SEC and the NASD have caused a significant increase in the number of transactions executed on an "even" basis. This was the primary reason for the decrease in trading profits per ticket for the fiscal year ended May 31, 1995.

The Company's commission income increased by $10,850,000, or 305%, from $3,562,000 in 1994 to $14,412,000 in 1995. A full year of operations by NDB, which did not commence operations until January 1994, accounted for all of the increase.

The principal portion of equity income in partnerships was equity income from Equitrade. For the nine months ended February 28, 1995, after which the operations of Equitrade have been consolidated with those of the Company, the Company's share of Equitrade's investment income was $3,521,000 compared to $3,092,000 for the year ended May 31, 1994. In addition, the Company absorbed amortization of intangible assets of $349,000 for the year ended May 31, 1994.

Investment securities gains for the years ended May 31, 1995 and 1994 aggregated $76,000 and $680,000, respectively. These gains resulted entirely from the sale of 11,600 and 84,400 shares of Network Imaging Corp. (IMGX) for the years ended May 31, 1995 and 1994, respectively.

There were no unrealized investment securities gains and losses in either the year ended May 31, 1995 or May 31, 1994.

Interest and dividend income increased by $2,020,000 from $1,446,000 in 1994 to $3,466,000 in 1995. The net increase is primarily due to the availability of larger amounts of cash for investment, increasing market interest rates and the investment of certain funds at above market rates.

Fee income increased by $388,000 from $7,000 in 1994 to $395,000 in 1995. The increase is due to a full year of 12b-1 fees received by NDB during 1995.

Total expenses increased $12,649,000, or 18%, from $71,316,000 in 1994 to $83,965,000 in 1995.

Clearing and related charges increased by $8,089,000 from $26,600,000 in 1994 to $34,689,000 in 1995. A full year of activity for NDB accounted for a $6,797,000
increase in payments to our clearing brokers.    Execution fees were $892,000
higher in 1995 due also to higher volume. Payments made to "$2 brokers" for execution of the Company's listed securities orders decreased by $603,000.

Compensation and benefits increased $168,000 from $31,207,000 in 1994 to $31,375,000 in 1995. The increase was primarily due to an increase in administrative and office salaries and related benefits due

                                      -14
primarily to a full year of payroll for NDB and NDB's hiring of approximately 90 additional employees during the year ended May 31, 1995. Offsetting this increase are lower commissions paid to traders due to decreased trading profits and lower bonuses accrued as a result of lower overall profits of the Company as compared to the prior year.

Communication expenses increased by $2,403,000 from $3,968,000 in 1994 to $6,371,000 in 1995. The increase was mainly due to an increase in the activities of NDB, namely telephone and quotations expense.

Advertising costs decreased $104,000 from $2,709,000 in 1994 to $2,605,000 in 1995. Corresponding to the commencement of operations of NDB, the Company ran an extensive media campaign through September 1994 at which time the amount and frequency of advertising lessened significantly.

Occupancy costs and equipment rental increased $620,000 from $1,236,000 in 1994 to $1,856,000 in 1995 primarily due to a full year of leases for NDB's offices in New York, New York; Los Angeles, California; Chicago, Illinois; West Palm Beach, Florida; and Dallas, Texas. In addition, the lease for Sherwood Securities' new office in Jersey City, New Jersey commenced in January 1995.

Professional fees increased by $699,000 from $873,000 in 1994 to $1,572,000 in 1995. The increase in professional fees is primarily due to additional legal services.

Depreciation and amortization increased by $382,000 from $1,416,000 in 1994 to $1,798,000 in 1995. The increase was primarily due to a full year of depreciation of furniture, fixtures and equipment purchased in connection with the commencement, and subsequent expansion, of the operations of NDB.

Travel and entertainment expense increased $45,000 from $1,183,000 in 1994 to $1,228,000 in 1995 and reflects primarily the entertaining of customers by the institutional sales force.

Interest expense increased $5,000 from $46,000 in 1994 to $51,000 in 1995.

Repairs and maintenance expense decreased by $33,000 from $471,000 in 1994 to $438,000 in 1995.

Other expenses increased $376,000 from $1,607,000 in 1994 to $1,983,000 in 1995.
The increase is primarily attributable to $128,000 in listing fees in connection with the Company's common stock becoming listed on the NYSE effective December 21, 1994. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size.

Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the minority partners during the last quarter of fiscal 1995.

During the year ended May 31, 1995, the Company utilized the remainder (approximately $12,031,000) of its net operating loss carryforwards for Federal, state and local tax purposes. See Note 8 of Notes to the Consolidated Financial Statements.


Fiscal 1994 Compared to Fiscal 1993

The results for the year ended May 31, 1994 reflect primarily the activities of Sherwood Securities and the Company's interest in the profits of Equitrade. In addition, during January 1994, NDB commenced


                                      -15
operations. Certain fiscal 1994 and fiscal 1993 amounts have been reclassified to conform with the fiscal 1995 presentation.

The Company had a net profit for the year ended May 31, 1994 of $16,597,000, compared to a net profit of $13,963,000 for the year ended May 31, 1993. Sherwood Securities had a net profit for the year ended May 31, 1994 of $23,558,000, compared to a net profit for the year ended May 31, 1993 of $16,655,000.

Revenue increased by approximately $30,687,000, or 52%, from $58,933,000 in 1993 to $89,620,000 in 1994.

Most of the Company's income arises from firm securities transactions. Sherwood Securities' profits from firm securities transactions increased $25,804,000, or 47%, from $55,464,000 in 1993 to $81,268,000 in 1994. Overall trading volume increased approximately 49% for the year ended May 31, 1994, when compared with the year ended May 31, 1993. Increased order flow and more effective trading accounted for the majority of the increased trading profits for the fiscal year ended May 31, 1994.

The Company's commission income increased by $2,460,000, or 223%, from $1,102,000 in 1993 to $3,562,000 in 1994. Commission income from NDB, which commenced operations in January 1994, and a full year of operations of SMI, which was acquired in December 1992, accounted for the increase.

The principal portion of equity income in partnerships is equity income from Equitrade. For the fiscal year ended May 31, 1994, the Company's share of Equitrade's investment income was $3,092,000 compared to $1,436,000 for the year ended May 31, 1993. In addition, the Company absorbed amortization of intangible assets of $349,000 and $419,000 for the years ended May 31, 1994 and 1993, respectively.

Investment securities gains for the year ended May 31, 1994 aggregated $680,000 resulting entirely from the sale of 84,400 shares of Network Imaging Corp.
(IMGX). There were no investment securities transactions for the year ended May 31, 1993.

There were no unrealized investment securities gains and losses in either the year ended May 31, 1994 or May 31, 1993.

Interest and dividend income increased $650,000 from $796,000 in 1993 to $1,446,000 in 1994. The net increase is primarily due to the generation of cash through higher trading profits and the investment of certain funds at above market rates in the form of subordinated loans.

Total expenses increased $27,450,000, or 63%, from $43,866,000 in 1993 to $71,316,000 in 1994.

Clearing and related charges increased by $9,882,000 from $16,718,000 in 1993 to $26,600,000 in 1994. Increased trading volume led to higher payments paid to our clearing brokers of $3,423,000 including $693,000 incurred by NDB.
Execution fees were $664,000 higher in 1994 due also to higher volume. Payments made to "$2 brokers" for execution of listed securities orders increased by $811,000. Finally, the payments made to correspondents that provide us with order flow reflected the largest increase of any of the clearing and related components. The increase from 1993 amounted to $4,983,000.

Compensation and benefits increased $10,764,000 from $20,443,000 in 1993 to $31,207,000 in 1994. The increase was primarily due to greater profitability and the associated increase in commissions paid to traders. Payments to traders increased by more than 54% from the previous year. The compensation paid to institutional salespeople increased in 1994 by more than 55%. Officer and administrative compensation increased by 26% and 32%, respectively. The higher payments to traders reflect higher trading profits. The higher payments to salespeople represent increased profitable institutional order flow. Finally, increased administrative staff size and bonus payments made to all employees, including managers and officers, accounted for the increase. In addition, the foregoing increases in compensation caused payroll taxes to increase by 50%.

Communication expenses increased by $1,979,000 from $1,989,000 in 1993 to $3,968,000 in 1994. The increase was mainly due to activities related to the commencement of operations of NDB, namely the printing and mailing of information kits and new account application forms, as well as the upgrade and expansion of Sherwood Securities' trading floors in New York, Denver and Los Angeles.

Advertising costs increased $2,653,000 from $56,000 in 1993 to $2,709,000 in 1994. Such increase was due to an extensive media campaign corresponding to the commencement of operations of NDB.

Occupancy costs and equipment rental increased $283,000 from $953,000 in 1993 to $1,236,000 in 1994 primarily due to operating and real estate escalation clauses in the existing leases. Also contributing to the increase was the signing of new leases for NDB's offices in New York, New York; Los Angeles, California; Chicago, Illinois; West Palm Beach, Florida; and Dallas, Texas.

Professional fees increased by $602,000 from $271,000 in 1993 to $873,000 in 1994. The increase in professional fees is primarily due to legal services regarding the settlement in 1994 of a claim filed against Sherwood Securities.

Depreciation and amortization increased by $212,000 from $1,204,000 in 1993 to $1,416,000 in 1994. The increase was primarily due to a full year of amortization of the computer software and customer list acquired upon the purchase of SMI in December 1992 as well as the covenant not to compete paid for as part of that acquisition.

Travel and entertainment expense increased $443,000 from $740,000 in 1993 to $1,183,000 in 1994 reflecting more entertaining of customers by the institutional sales force which continued to grow in size during the year.

Interest expense increased $39,000 from $7,000 in 1993 to $46,000 in 1994.

Repairs and maintenance expense increased by $163,000 from the fiscal year ended May 31, 1993. The increase represents the cost of maintaining and operating Sherwood Securities' trading rooms and reassigning positions within the trading floor.

Other expenses increased $430,000 from $1,177,000 in 1993 to $1,607,000 in 1994.
The increase is primarily attributable to an increase of $157,000 in registration fees due to the hiring of new sales personnel especially in connection with the commencement of operations of NDB. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size.

During the year ended May 31, 1994, the Company utilized approximately $15,704,000 of its net operating loss carryforwards for Federal, state and local tax purposes.

Fiscal 1993 Compared to Fiscal 1992

The results for the year ended May 31, 1993 reflect primarily the activities of Sherwood Securities and the Company's interest in the profits of Equitrade. Certain fiscal 1993 and fiscal 1992 amounts have been reclassified to conform with the fiscal 1995 presentation.

The Company had a net profit for the year ended May 31, 1993 of $13,963,000, compared to a net profit of $10,536,000 for the year ended May 31, 1992. Sherwood Securities had a net profit for the year ended May 31, 1993 of $16,655,000, compared to a net profit for the year ended May 31, 1992 of $12,345,000.

Revenue increased by approximately $13,926,000 or 31% from $45,007,000 in 1992 to $58,933,000 in 1993.

Most of the Company's income arises from firm securities transactions. Sherwood Securities' profits from firm securities transactions increased $12,506,000, or 29%, from $42,958,000 in 1992 to $55,464,000 in 1993. Overall trading volume increased approximately 28% for the year ended May 31, 1993, when compared with the year ended May 31, 1992. Increased order flow and more effective trading accounted for the majority of the increased trading profits for the fiscal year ended May 31, 1993.

The Company's commission income increased by $900,000, or 446%, from $202,000 in 1992 to $1,102,000 in 1993. Commission income from SMI, which was acquired in December 1992, and an increased institutional sales effort accounted for the increase.

The principal portion of equity income in partnerships is equity income from Equitrade. For the fiscal year ended May 31, 1993, the Company's share of Equitrade's investment income was $1,436,000 compared to $1,022,000 for the year ended May 31, 1992. In addition, the Company absorbed amortization of intangible assets of $419,000 and $502,000 for the years ended May 31, 1993 and 1992, respectively.

There were no investment securities transactions for the year ended May 31, 1993 compared to a gain of $330,000 for the year ended May 31, 1992.

Unrealized investment securities gains and losses decreased $43,000 from a gain of $43,000 in 1992 to zero in 1993.

Interest and dividend income increased $482,000 from $314,000 in 1992 to $796,000 in 1993. The net increase is primarily due to the generation of cash through higher trading profits and the investment of certain funds at above market rates in the form of subordinated loans.

Total expenses increased $10,260,000 or 31% from $33,606,000 in 1992 to $43,866,000 in 1993.

Clearing and related charges increased by $4,797,000 from $11,921,000 in 1992 to $16,718,000 in 1993. Increased trading volume led to higher payments paid to our clearing brokers of $1,201,000. Execution fees were $620,000 higher in 1993 due also to higher volume. Finally, the payments made to correspondents that provide us with order flow reflected the largest increase of any of the clearing and related components. The increase from 1992 amounted to $2,784,000.

Compensation and benefits increased $4,730,000 from $15,713,000 in 1992 to $20,443,000 in 1993. The increase was primarily due to greater profitability and the associated increase in commissions paid to traders. Payments to traders increased by more than 13% from the previous year. The compensation paid to institutional salespeople increased in 1993 by more than 24%. Officer and administrative compensation increased by 37% and 51%, respectively. The higher payments to traders reflect higher trading profits. The higher payments to salesmen represent increased profitable institutional order flow. Finally, increased administrative staff, bonus payments made to all employees, including managers and officers, and a contract in force the entire fiscal year for Arthur Kontos, the Company's Chief Executive Officer, accounted for the increase.

Communication expenses increased by $312,000 from $1,677,000 in 1992 to $1,989,000 in 1993. The largest component of this increase was for the upgrade and expansion of Sherwood Securities' trading floors in New York, Denver and Los Angeles.

Advertising costs increased $14,000 from $42,000 in 1992 to $56,000 in 1993.

Occupancy costs and equipment rental increased by $149,000 from $804,000 in 1992 to $953,000 in 1993 due to operating and real estate escalation clauses in the leases and increased electric usage.

Professional fees and related settlement expenses decreased by $476,000 from $747,000 in 1992 to $271,000 in 1993. The decrease in the professional fees is due to the settlement in 1992 of claims filed against the Company and its subsidiaries which had been named as defendants in lawsuits and as parties to several arbitrations.

Depreciation and amortization increased by $198,000 from $1,006,000 in 1992 to $1,204,000 in 1993. The increase was due to commencing the amortization of the computer software and customer list acquired upon the purchase of SMI as well as the covenant not to compete paid for as part of that acquisition.

Travel and entertainment expenses increased by $72,000 from $668,000 in 1992 to $740,000 in 1993 reflecting, in part, more entertaining of customers by the institutional sales force.

Interest expense decreased $12,000 from $19,000 in 1992 to $7,000 in 1993.

Repairs and maintenance expense increased by $35,000 from the fiscal year ended May 31, 1992. The increase represents the cost of maintaining and operating the trading rooms and reassigning positions within the trading floor.

Other expenses increased $441,000 from $736,000 in 1992 to $1,177,000 in 1993.
This increase is due to the overall increase in the volume of business and the increase in staff size.

During the fiscal year ended May 31, 1993, the Company used approximately $14,000,000 in net operating loss carryforwards for Federal, state and local tax purposes. This use of the net operating loss resulted in an extraordinary income item of approximately $5,024,000.


Liquidity and Capital Resources

The Company's tangible assets are highly liquid, but subject to market price fluctuation, with more than 79% consisting of cash or assets readily convertible into cash (principally firm securities positions, receivables from brokers and cash). The Company's operations have generally been financed by internally generated funds and capital contributions. In addition, margin account borrowings are available to the Company from its clearing brokers.

The Company's broker-dealer subsidiaries, Sherwood Securities, NDB and Equitrade, are subject to the minimum net capital requirement of the SEC which is designed to measure the general financial soundness and liquidity of brokers. As of May 31, 1995, Sherwood Securities, NDB and Equitrade had approximately $32,180,000, $3,926,000 and $18,330,000 in excess of the minimum required net capital requirements, respectively, representing an increase of $1,213,000 for Sherwood Securities, a decrease of $566,000 for NDB and an increase of $8,535,000 for Equitrade from the prior year. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses which are more severe than those imposed on most other businesses.

Cash flows from operations vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned is determined by the depth of the market and the size of the Company's security positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on Sherwood Securities, NDB and Equitrade which directly affects the amount of funds available for operating, investing and financing activities. The amounts received on distributions from Equitrade through February 1995 were committed to operating activities during the year ended May 31, 1995.

Cash flows from the Company's investment activities are directly related to market conditions. The Company's investment in Equitrade generated cash proceeds to the Company in excess of $2,641,000 for the fiscal year ended May 31, 1995. No assurance can be given that this cash flow will occur in the future. As of May 31, 1995, the partnership was profitable. On February 28, 1995, the Company loaned the aggregate amount of $10,000,000 in cash and collateral to Equitrade. The $10,000,000 was advanced in two $5,000,000 transactions, one of which was advanced in the form of U.S. Treasury obligations and is evidenced by a Secured Demand Note which does not bear interest and has a maturity date of February 28, 1998. To date, no funds have been drawn under this agreement. The second $5,000,000 was advanced in cash to Equitrade pursuant to the terms of a cash subordination agreement which bears interest at a rate of 8% per annum and matures on February 28, 1998.

The Company anticipates that it will be able to generate sufficient cash flow to meet the future demands of its specialist activities on the AMEX.

On December 29, 1992, Sherwood Securities purchased 100,000 restricted shares of Network Imaging Corp., a publicly traded company (IMGX), for $200,000. During fiscal year ended May 31, 1995, the remaining holding of 11,600 shares was sold, with Sherwood Securities recognizing a profit of approximately $76,000.

On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc., a minority owned broker-dealer. This holding represents, as of May 31, 1995, approximately 14% of the outstanding common shares of Emmett A. Larkin Company, Inc.

In December 1992, the Company announced it would buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. Through May 31, 1995, 781,418 shares had been repurchased, of which 338,700 were repurchased during fiscal 1995. The source of funds for these purchases was internally generated.

On July 29, 1994, the Company contributed an additional $246,562, in the form of treasury securities with a face value of $250,000, to the Anvil Joint Venture.

Sherwood Securities', NDB's and Equitrade's excess net capital are deemed adequate by management for their present operations and currently anticipated future expansion.


Effects of Inflation

The Company's assets are not significantly affected by inflation because they are primarily monetary in nature. Management believes that replacement costs of furniture, equipment and leasehold improvements will not materially affect operations. However, the rate of inflation affects the Company's principal expenses such as employee benefits and compensation, rent and communication, which may not be readily recoverable from increased revenues. Due to market forces and competitive conditions in the securities industry, a broker-dealer may be unable to unilaterally increase spreads and commissions in order to recover increased costs related to inflation. Consequently, the Company must rely on increased volume for this purpose. However, the Company has significant cash balances on deposit with its principal clearing broker which, in the event there are higher interest rates, would offset some of the costs.


Item 8.  Financial Statements and Supplementary Data.

The response to this item is submitted in a separate section of this report commencing on Page F-1.


Item 9. Changes in the Disagreements with Accountants on Accounting and Financial Disclosure.

No change in accountants or disagreement requiring disclosure pursuant to applicable regulations took place within the Company's two most recent fiscal years or in any subsequent interim period.



                                    PART III

Item 10.  Directors and Executive Officers of the Company.

The material contained in "Election of Directors" and in "Section 16 Filings" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 24, 1995 is hereby incorporated by reference.



Item 11.  Executive Compensation.

The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" and "Company Performance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 24, 1995 is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 24, 1995 is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 24, 1995 is hereby incorporated by reference. See also, "Recent Developments."



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)   Financial Statements

                Reference is made to page F-1 for a list of all financial statements and schedules filed as part of this report.

          (b) During the last quarter of the year ended May 31, 1995 the Company filed no reports on Form 8-K.

          (c)   Exhibits

                The exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the Exhibit Index beginning on page E-1.

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                       Consolidated Financial Statements

                          May 31, 1995, 1994 and 1993


                  (With Independent Auditors' Report Thereon)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                        Page
                                                                        ----

Independent Auditors' Report                                            F-2


Consolidated Financial Statements and Notes:

    Consolidated Statements of Financial Condition -
      May 31, 1995 and 1994                                         F-3 to F-4

   Consolidated Statements of Income -
      Years ended May 31, 1995, 1994 and 1993                       F-5 to F-6

   Consolidated Statements of Changes in Stockholders' Equity -
      Years ended May 31, 1995, 1994 and 1993                           F-7

   Consolidated Statements of Cash Flows -
      Years ended May 31, 1995, 1994 and 1993                       F-8 to F-10

   Notes to Consolidated Financial Statements                       F-11 to F-21

The following financial statement schedules are submitted herein on the pages indicated below:

     Schedule I - Marketable Securities -                                S-1
        May 31, 1995

     Schedule III - Condensed Financial Statements
       of the Registrant (Parent) - May 31, 1995 and 1994
       and Years ended May 31, 1995, 1994 and 1993                   S-2 to S-6


All other financial statement schedules and supplementary data are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or the notes thereto.

                          Independent Auditors' Report


The Board of Directors and Stockholders of
The Sherwood Group, Inc.:


We have audited the accompanying consolidated statements of financial condition of The Sherwood Group, Inc. and Subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sherwood Group, Inc. and Subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1995 in conformity with generally accepted accounting principles.

In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in answer to Items 14(a)(2) and 14(d). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





New York, New York
July 31, 1995

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                             May 31, 1995 and 1994



                                Assets                       1995         1994
                                                             ----         ----
Cash                                                  $     593,473      474,733

Receivables:
  Brokers and dealers                                    47,802,429   43,987,208
  Other (note 11)                                           224,049      378,455

Securities owned (note 4)                                41,777,895   15,441,598
Investment securities not readily marketable,
  at fair value                                             401,320      424,520
Investment in partnerships (note 3)                         252,180    3,869,779
Notes receivable (note 11)                                  642,035    1,438,642
Furniture, fixtures and equipment, and leasehold
  improvements - at cost, net of accumulated
  depreciation and amortization (note 6)                  3,861,992    3,239,562
Computer software - at cost, net of accumulated
  amortization of $322,048 at May 31, 1995 and
  $172,873 at May 31, 1994                                  401,008      522,164
Intangible assets, net of accumulated
  amortization of $1,051,386 at May 31, 1995
  and $667,735 at May 31, 1994 (note 3)                   3,386,894      870,545
Exchange memberships (market value $1,560,000
  at May 31, 1995 and $700,000 at May 31, 1994)           1,166,496      351,496
Subordinated notes receivable (note 9)                    3,250,000    3,500,000
Other assets                                              9,271,091    3,117,758
                                                        -----------  -----------

 Total assets                                         $ 113,030,862   77,616,460
                                                        ===========   ==========

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Financial Condition, Continued

                Liabilities and Stockholders' Equity                   1995            1994
                                                                       ----            ----
Liabilities:
  Securities sold, not yet purchased (note 4)                    $   24,624,955      8,407,023
  Accounts payable and accrued expenses,
    including compensation payable to
    officers and employees of $8,970,821
    at May 31, 1995 and $9,450,030
    at May 31, 1994 (note 14)                                        14,471,330     13,182,843
  Secured demand notes payable (note 9)                               3,250,000      2,500,000
  Income taxes payable (note 8)                                       1,365,856        215,855
  Minority interest in Equitrade                                      3,341,220         --
                                                                  -------------  -------------

             Total liabilities                                       47,053,361     24,305,721
                                                                  -------------  -------------

Commitments and contingencies
  (notes 14 and 15)

Stockholders' equity (notes 10, 11 and 13):
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares, none issued                             --             --
  Class A common stock - $.01 par value;
    authorized  50,000,000 shares, none issued                           --             --
  Common stock - $.01 par value; authorized
    50,000,000 shares, issued 14,343,201 shares
    at May 31, 1995 and 1994                                            143,432        143,432
  Additional paid-in capital                                         58,134,052     58,134,052
  Retained earnings                                                  17,804,212      3,189,324
                                                                  -------------  -------------
                                                                     76,081,696     61,466,808

Less:  Treasury stock - at cost,
  2,033,490 shares at May 31, 1995 and
  1,694,790 shares at May 31, 1994                                  (10,104,195)    (8,156,069)
                                                                  -------------  -------------

          Total stockholders' equity                                 65,977,501     53,310,739
                                                                  -------------  -------------

          Total liabilities and stockholders' equity            $   113,030,862     77,616,460
                                                                  =============  =============

See accompanying notes to consolidated financial statements.

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
                    Years ended May 31, 1995, 1994 and 1993


                                                         1995        1994        1993
                                                         ----        ----        ----
Revenue:
  Firm securities transactions - net               $   80,387,742  80,587,586  55,534,413
  Commission income                                    14,412,331   3,562,099   1,101,938
  Equity income in partnerships (note 3)                3,597,096   3,014,259   1,432,297
  Investment securities gains (losses) realized            76,375     680,450        (358)
  Interest and dividends                                3,465,614   1,446,146     796,433
  Fee income                                              395,417       7,071      --
  Other                                                   640,804     322,261      68,305
                                                      -----------  ----------  ----------
                                                      102,975,379  89,619,872  58,933,028
                                                      -----------  ----------  ----------
Expenses:
  Clearing and related brokerage charges               34,688,552  26,599,840  16,718,101
  Compensation and benefits
    (notes 10, 11 and 14)                              31,375,322  31,207,349  20,442,692
  Communications                                        6,370,985   3,967,793   1,989,324
  Advertising costs                                     2,605,167   2,708,787      56,251
  Occupancy costs and equipment rental (note 14)        1,855,771   1,236,219     953,189
  Professional fees                                     1,571,828     872,990     270,849
  Depreciation and amortization                         1,797,575   1,415,781   1,203,634
  Travel and entertainment                              1,228,287   1,182,583     739,959
  Repairs and maintenance                                 438,262     471,256     308,095
  Interest                                                 50,984      46,316       7,300
  Other                                                 1,982,579   1,607,230   1,176,598
                                                      -----------  ----------  ----------
                                                       83,965,312  71,316,144  43,865,992
                                                      -----------  ----------  ----------
             Income before minority interest,
               income taxes and extraordinary
               item                                    19,010,067  18,303,728  15,067,036

Income of Equitrade allocated to minority partners       (770,041)     --          --
                                                      -----------  ----------  ----------
             Income before income taxes and
               extraordinary item                      18,240,026  18,303,728  15,067,036
                                                      -----------  ----------  ----------
Income taxes (note 8):
  Federal                                               1,108,941     342,330     358,000
  State and local                                       2,516,197   1,364,465     746,434
  Tax effect of loss carryforward                          --          --       5,024,000
                                                      -----------  ----------  ----------
                                                        3,625,138   1,706,795   6,128,434
                                                      -----------  ----------  ----------
             Income before
               extraordinary item                      14,614,888  16,596,933   8,938,602

Extraordinary item (note 8):
  Reduction of income taxes arising
    from carryforward of prior
    years' operating losses                                --          --       5,024,000
                                                      -----------  ----------  ----------

             Net income (a)                       $    14,614,888  16,596,933  13,962,602
                                                      ===========  ==========  ==========

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                  Consolidated Statements of Income, Continued

                                                  1995        1994        1993
                                                  ----        ----        ----
Income per common share:

   Primary:
     Income before
       extraordinary item (a)                  $  1.07        1.20         .64

     Extraordinary item                            --          --          .36
                                                  ----        ----        ----

     Net income per common share               $  1.07        1.20        1.00
                                                  ====        ====        ====

   Fully diluted:
     Income before extraordinary item (a)         1.07        1.20         .63

     Extraordinary item                            --          --          .36
                                                  ----        ----        ----

     Net income per common share               $  1.07        1.20         .99
                                                  ====        ====        ====

Weighted average common shares outstanding:

   Primary                                     13,624,603  13,803,459  14,022,917
                                               ==========  ==========  ==========

   Fully diluted                               13,652,084  13,821,483  14,061,386
                                               ==========  ==========  ==========

(a) The results of operations for the years ended May 31, 1995 and 1994 include $4,687,406, or $.34 per share, and $6,033,876, or $.44 per share, respectively, of benefit from net operating loss carryforward which would have been shown as an extraordinary item prior to the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.


See accompanying notes to consolidated financial statements.

                           THE SHERWOOD GROUP, INC.
                               AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                    Years ended May 31, 1995, 1994 and 1993

                                                                         Retained
                                                          Additional     earnings
                                  Common       Common       paid-in    (accumulated     Treasury         Treasury
                                  shares        stock       capital      deficit)        shares           stock          Total
                                  ------        -----       -------      -------         ------           -----          -----
Balance at May 31, 1992          14,343,201   $ 143,432    58,493,364   (27,370,211)    (1,347,072)   $  (6,769,364)   24,497,221
Net income                            --          --           --        13,962,602         --               --        13,962,602
Acquisition of treasury stock         --          --           --            --            (67,425)        (269,010)     (269,010)
                                 ----------     -------    ----------    ----------      ---------       ----------    ----------
Balance at May 31, 1993          14,343,201     143,432    58,493,364   (13,407,609)    (1,414,497)      (7,038,374)   38,190,813
Net income                            --          --           --        16,596,933         --               --        16,596,933
Acquisition of treasury stock         --          --           --            --           (375,293)      (1,572,007)   (1,572,007)
Options exercised                     --          --         (359,312)       --             95,000          454,312        95,000
                                 ----------     -------    ----------    ----------      ---------       ----------    ----------
Balance at May 31, 1994          14,343,201     143,432    58,134,052     3,189,324     (1,694,790)      (8,156,069)   53,310,739
Net income                            --          --           --        14,614,888         --               --        14,614,888
Acquisition of treasury stock         --          --           --            --           (338,700)      (1,948,126)   (1,948,126)
                                 ----------     -------    ----------    ----------      ---------       ----------    ----------
Balance at May 31, 1995          14,343,201   $ 143,432    58,134,052    17,804,212     (2,033,490)   $ (10,104,195)   65,977,501
                                 ==========     =======    ==========    ==========      =========       ==========    ==========

See accompanying notes to consolidated financial statements.

                           THE SHERWOOD GROUP, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended May 31, 1995, 1994 and 1993


                                                                 1995               1994              1993
                                                                 ----               ----              ----
Cash flows from operating activities:
  Net income                                                $  14,614,888        16,596,933        13,962,602
                                                              -----------       -----------       -----------
  Non-cash items included in net income:
    Equity income in partnerships                              (3,597,096)       (3,014,259)       (1,432,297)
    Depreciation and amortization                               1,797,575         1,415,781         1,203,634
    Write-down of notes and other receivables                      --                --                42,000
    (Gain) loss, on sales of investment
      securities not readily marketable                           (76,375)         (680,450)              358
    Income of Equitrade allocated to
      minority partners                                           770,041            --                 --
                                                              -----------       -----------       -----------
                                                               (1,105,855)       (2,278,928)         (186,305)

  (Increase) decrease in operating assets:
    Receivables:
      Brokers and dealers                                       3,171,467       (12,883,231)      (14,308,862)
      Other                                                       154,406          (334,060)          (25,934)
    Marketable securities owned                               (23,974,582)         (586,990)       (4,001,611)
    Other assets                                               (6,380,107)          (24,206)         (659,715)
                                                              -----------       -----------       -----------

                                                              (27,028,816)      (13,828,487)      (18,996,122)
                                                              -----------       -----------       -----------

  Increase (decrease) in operating liabilities:
    Securities sold, not yet purchased                         13,550,853            16,606         5,242,142
    Payable to brokers and dealers                                 --                --               (41,078)
    Accounts payable and accrued expenses                       1,215,495         2,521,640         2,987,544
    Income taxes payable                                        1,126,949           (68,668)         (505,477)
                                                              -----------       -----------       -----------
                                                               15,893,297         2,469,578         7,683,131
                                                              -----------       -----------       -----------

           Net cash provided by
             operating activities                               2,373,514         2,959,096         2,463,306
                                                              -----------       -----------       -----------

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                         1995           1994         1993
                                                         ----           ----         ----
Cash flows from investing activities:
  Investment in partnership                        $       --             --            (490)
  Distributions from partnerships                      2,641,956      1,602,243    1,105,432
  Proceeds from sales of investment securities
    not readily marketable                                99,575        857,250        --
  Payment for purchase of investment securities
    not readily marketable                                --           (410,000)    (200,000)
  Loans made to employees and officers                  (242,500)    (1,072,690)    (330,540)
  Principal collected on notes receivable              1,039,107         72,588        --
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements             (1,887,179)    (1,988,613)    (409,817)
  Purchases of computer software                         (28,019)      (123,987)     (20,000)
  Purchase of identified intangible assets            (2,650,000)       (25,030)       --
  Payment for purchase of non-compete
    agreement                                           (250,000)         --        (613,250)
  Purchase of subsidiary, net of cash acquired             --              (664)    (714,850)
  Principal collected on subordinated note             1,000,000          --           --
  Issuance of subordinated note                            --             --      (1,000,000)
                                                     -----------    -----------  -----------

       Net cash used in investing activities            (277,060)    (1,088,903)  (2,183,515)
                                                     -----------    -----------  -----------
Cash flows from financing activities:
  Purchase of treasury stock                          (1,948,126)    (1,572,007)    (269,010)
  Proceeds from exercise of options                       --             95,000        --
  Capital contribution by minority interest              500,000         --            --
  Capital withdrawals by minority interest              (647,143)        --            --
                                                     -----------    -----------  -----------

       Net cash used in financing activities          (2,095,269)    (1,477,007)    (269,010)
                                                     -----------    -----------  -----------

       Net increase in cash                                1,185        393,186       10,781

Cash acquired due to consolidation of
  Equitrade at beginning of fourth quarter               117,555          --           --

Cash at beginning of year                                474,733         81,547       70,766
                                                     -----------    -----------  -----------

Cash at end of year                                $     593,473        474,733       81,547
                                                     -----------    -----------  -----------

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued



Supplemental disclosures of cash flow information:
   Income tax payments totaled $2,842,399, $1,781,897 and $1,943,141 for the years ended May 31, 1995, 1994 and 1993, respectively.

   Interest payments totaled $50,984, $46,316 and $7,300 for the years ended May 31, 1995, 1994 and 1993, respectively.

Supplemental disclosures of non-cash investing and financing activities:
   During May 1993, Sherwood Securities Corp. entered into a $500,000 subordination agreement. During July 1994, Sherwood Securities' commitment under this subordination agreement was amended to $250,000. Concurrently, the Company contributed an additional $246,562, in the form of treasury securities, which were included in other assets at May 31, 1994, to Anvil Institutional Services Company (see notes 3 and 9).


See accompanying notes to consolidated financial statements.

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          May 31, 1995, 1994 and 1993



(1)  Organization and Business

     The Sherwood Group, Inc. and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities") and subsidiaries. In addition, during January 1994, National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak"), commenced operations.


(2)  Summary of Significant Accounting Policies

     (a) The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     (b) Firm securities transactions and related revenues and expenses are recorded on a trade-date basis.

     (c) Securities owned and securities sold, not yet purchased, are carried at the last quoted "bid" and "ask" prices, respectively. The resulting difference between cost and market value is included in firm trading and investment transactions in the consolidated statements of income. U.S. Treasury obligations are carried at amortized cost, which approximates fair market value.

     (d) Investment securities, which are not readily marketable because of certain investment restrictions, are carried at fair value as determined by the Board of Directors. The resulting difference between cost and fair value is included in investment securities gains (losses) unrealized in the accompanying consolidated statements of income.

     (e) Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of five to ten years. Computer software is amortized using the straight-line method over its estimated useful life of five years. Leasehold improvements are amortized using the straight-line method over the terms of the leases or the useful lives of the improvements, whichever is less.

     (f) Primary earnings per share are computed by dividing net income by the weighted average number of common shares outstanding (adjusted for the assumed conversion of outstanding common stock options at average month-end market price) during each of the years.

          Fully diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding (adjusted for the assumed conversion of outstanding common stock options at the year-end market price) from the date of issuance.

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2), Continued

     (g) For purposes of the consolidated statements of cash flows, the Company considers short-term, highly liquid investments purchased, included in other assets, with a maturity of three months or less, to be cash equivalents.

     (h) Certain prior year amounts have been reclassified to conform with the fiscal year ended May 31, 1995 presentation.


(3)  Investment in Partnerships

     The Company is a 60% special limited partner in Equitrade Partners ("Equitrade"), a specialist for securities listed on The New York Stock Exchange ("NYSE"). In connection with certain transactions discussed below, the Company issued Equitrade an additional $10,000,000 in subordinated debt. This transaction, in conjunction with previously issued subordinated debt of $2,000,000 and the 60% special limited partnership interest, led to the determination that consolidation was required. Prior to this determination, the Company accounted for Equitrade on an equity basis. The Company's share of Equitrade's profits subsequent to consolidation was approximately $1,320,000. In accordance with the terms of the amended and restated partnership agreement dated October 30, 1990, the net profits and losses of Equitrade are allocated prior to the amortization of restrictive covenants and other partnership intangibles. The first $800,000 of net profits, or pro rata part thereof if less than a period of twelve months, is allocated 100% to the Company. Net profits in excess of $800,000, or pro rata part thereof if less than a period of twelve months, are allocated 60% to the Company. Net losses for each fiscal year of the partnership are allocated 60% to the Company. Distributions are restricted by the specific terms of the partnership agreement.

     On February 21, 1995, Equitrade purchased certain security positions from a NYSE specialist. Equitrade paid additional consideration of $1,400,000 for the right to specialize in these securities. This intangible asset is being amortized over 15 years.

     On May 1, 1995, Equitrade purchased certain security positions from a NYSE specialist. Equitrade paid additional consideration of $1,250,000 for the right to specialize in the securities and $250,000 for a not to compete covenant. These intangible assets are being amortized over 15 years.

     During the fourth quarter of fiscal year ended May 31, 1995, Equitrade admitted a new minority interest partner who contributed $500,000 to the partnership. Also, withdrawals totaling $647,143 were made by the minority interest general partners of Equitrade.

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(3), Continued

     On April 1, 1993, the Company entered into a joint venture agreement with a minority broker-dealer wherein the Company acquired a 49% limited partnership interest in Anvil Institutional Services Company (the "Joint Venture") for $490. The Joint Venture, in turn, purchased 100% of the capital stock of Chouteau, Gilmore & Sherriff, Inc. ("CGS"), a broker-dealer registered in New York and California. Subsequently, CGS was renamed Anvil Institutional Services Inc. ("Anvil"). On July 29, 1994, the Company made an additional contribution of $246,562, in the form of treasury securities with a face value of $250,000, to the Joint Venture. See also note 9.


(4)  Financial Instruments

     Substantially all of the Company's financial instruments, as defined in the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 107, Disclosures About Fair Value of Financial Instruments, are carried at fair value.

     Marketable securities owned and sold, not yet purchased consist of securities, as follows:

    Securities owned                         1995            1994
    ----------------                         ----            ----

    Corporate equities                  $ 24,958,189      13,453,298
    U.S. Government obligations           16,819,706       1,988,300
                                          ----------      ----------
          Total                         $ 41,777,895      15,441,598
                                          ==========      ==========

    Securities sold, not yet purchased
    ----------------------------------

    Corporate equities                  $ 24,624,955       8,407,023
                                          ----------       ---------
          Total                         $ 24,624,955       8,407,023
                                          ==========       ==========

   In the normal course of business, Sherwood Securities, NDB and Equitrade execute securities transactions on behalf of customers through a clearing broker. In connection with these activities, a customer's unsettled trades may expose Sherwood Securities, NDB and Equitrade to off-balance-sheet credit risk in the event the customer is unable to fulfill its contractual obligations. Sherwood Securities, NDB and Equitrade seek to control the risk associated with their customer activities by making credit inquiries when establishing customer relationships.

   Sherwood Securities and Equitrade conduct substantially all their principal trading activities through broker-dealers based in the New York Metropolitan area. At May 31, 1995, all principal security positions were in the possession or control of their clearing brokers. Credit exposure may result in the event that Sherwood Securities' or Equitrade's clearing brokers are unable to fulfill their contractual obligations. The subsequent settlement of open positions at May 31, 1995 had no material adverse effect on the financial position of Sherwood Securities or Equitrade.

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4), Continued

     To the extent that the market value of securities sold, not yet purchased increases, Sherwood Securities and Equitrade are exposed to the risk of loss. Neither Sherwood Securities nor Equitrade engage in any derivative trading activities.


(5) Cash and Securities Segregated Under Federal and Other Regulations

    In May 1991 and in December 1993, Sherwood Securities and NDB, respectively, were granted exemptions by the National Association of Securities Dealers, Inc. ("NASD") from the computation for determination of reserve requirements for broker-dealers under subparagraph (k)(2)(ii) of the Securities and Exchange Commission ("SEC") Rule 15c3-3. Under the (k)(2)(ii) exemption, Sherwood Securities and NDB execute all customer transactions through a clearing broker and do not maintain custody of customer funds or securities. Both Sherwood Securities and NDB were in compliance with the conditions of this exemption during the years ended May 31, 1995, 1994 and 1993.


(6) Furniture, Fixtures and Equipment, and Leasehold Improvements

    Furniture, fixtures and equipment, and leasehold improvements consisted of the following:

                                                           May 31,
                                                      ------------------
                                                      1995          1994
                                                      ----          ----

         Furniture, fixtures and equipment        $ 8,842,245    7,354,170
         Leasehold improvements                     1,628,330    1,232,337
                                                   ----------   ----------
                                                   10,470,575    8,586,507
         Less accumulated depreciation
            and amortization                       (6,608,583)  (5,346,945)
                                                   ----------   ----------
                                                  $ 3,861,992    3,239,562
                                                   ==========  ===========

(7) Acquistion of Triak Services Corp.

    On June 1, 1993, the Company acquired 100% of the capital stock of Triak from the Chief Executive Officer of the Company for $165,016 which included certain intangible assets amounting to $25,030. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations include the results of Triak from the acquisition date.

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7), Continued

     Pro forma information with respect to this acquisition has not been presented in the accompanying consolidated financial statements as it would not differ materially from historical information.

(8)  Income Taxes

     The Company files its consolidated Federal and combined state and local income tax returns (inclusive of all subsidiaries except Equitrade) based on an April 30 year end.

     The current Federal, state and local income tax provisions for the years ended May 31, 1995, 1994 and 1993 have been provided based on the appropriate tax computation for each jurisdiction, and for the years ended May 31, 1994 and 1993 are generally based on alternative calculations other than income.

     Deferred taxes are principally due to the differences between reserves and expenses allowable for book and tax purposes. Deferred taxes at May 31, 1995, included in other assets, were $369,378. A 100% valuation allowance was established with respect to the asset because management had concluded that it was uncertain that the benefit would be realized.

     The provision for income taxes is as follows:

                                                      Years ended May 31,
                                                  --------------------------
                                                  1995       1994       1993
                                                  ----       ----       ----
     Federal:
       Current                               $  1,108,941    342,330    358,000
       Tax effect of loss carryforward              --         --     3,767,000
                                                ---------  ---------  ---------
                                                1,108,941    342,330  4,125,000
                                                ---------  ---------  ---------
     State and local:
       Current                                  2,516,197  1,364,465    746,434
       Tax effect of loss carryforward              --         --     1,257,000
                                                ---------  ---------  ---------
                                                2,516,197  1,364,465  2,003,434
                                                ---------  ---------  ---------
                                             $  3,625,138  1,706,795  6,128,434
                                                =========  =========  =========

                                                                      Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8), Continued

     A reconciliation of the difference between the income tax provision and the amount computed by applying the statutory Federal income tax rate is as follows:

                                                            Years ended May 31,
                                                     -----------------------------
                                                     1995         1994        1993
                                                     ----         ----        ----
     Statutory provision on pretax income
        before extraordinary item              $  6,384,009    6,406,305   5,122,792

     State and local taxes, net of Federal tax    1,635,528      886,902     492,646

     Tax effect of disallowance of net
        operating loss for computation
        of minimum federal taxes                      --         549,632     458,292

     Tax effect of travel and entertainment
        and club dues                               160,475      145,962       --

     Tax effect of amortization of goodwill
        reflected in Equitrade's earnings             --         122,073     142,460

     Tax effect of utilization of
        net operating loss carryforwards         (4,687,406)  (6,033,876)      --

     Tax effect of compensation expense
        recognized for tax purposes
        upon exercise of options                     --         (187,031)      --

     Tax effect of straight-lined lease             131,822       --           --

     Other - net                                        710     (183,172)    (87,756)
                                                 ----------   ----------  ----------

              Income tax provision             $  3,625,138    1,706,795   6,128,434
                                                  =========    =========   =========


(9)  Subordination Agreements

     Effective May 31, 1993, Sherwood Securities entered into a subordination agreement with Anvil. The note has a stated interest rate of 2% and matures on May 31, 1996. In connection with this agreement, Sherwood Securities pledged U.S. Treasury securities with a market value in excess of $500,000. Such securities are included in other assets at May 31, 1995. On July 29, 1994, Sherwood Securities' commitment under the agreement was amended to $250,000.

     On March 23, 1992, Equitrade entered into subordination agreements in the amount of $3,000,000. Such notes are due on March 23, 1996 and contain a yearly automatic roll-over provision.

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9), Continued

     On August 31, 1992, Sherwood Securities invested $1,000,000 in the form of a subordinated note with Initio, Inc. ("Initio"). The note, which had a stated interest rate of 8%, matured on December 31, 1994 and was repaid in full on January 31, 1995. As additional consideration for this transaction, the Company received certain restricted securities which have been determined by management to have a nominal fair value.


(10) Common Stock and Stock Options

     (a) The Company maintained an Employee Stock Ownership Plan ("ESOP") which was discontinued by a resolution of the Board of Directors on July 15, 1992. On July 12, 1993, prior to the final distribution of shares from the ESOP, the Company offered to buy those shares from the ESOP participants at $3.875 per share. 192,795 shares out of 567,819 of such shares held by ESOP participants were accepted for payment and 372,625 shares were distributed to the participants, of which 297,377 shares were rolled over to the Sherwood Securities Corp. 401(k) Plan (see note 12). Participants representing 2,399 shares have not yet responded.

     (b) The Company has an employee stock option plan which was amended and restated in January 1987 to provide for the issuance of up to a maximum of 10,000,000 shares of the Company's common stock. Options were granted for terms of up to ten years. The following table summarizes transactions during the three years ended May 31, 1995:


                                                 Optioned shares
                                              -----------------------
                                              Number of       Price
                                               shares       per share
                                               ------       ---------

               Balance at May 31, 1992     1,475,000            $1.00

                 Options granted              66,000           $3.625
                 Options cancelled           (50,001)          $1.00
                                           ---------   --------------

               Balance at May 31, 1993     1,490,999   $1.00 - $3.625

                 Options cancelled           (16,666)          $1.00
                 Options exercised           (95,000)          $1.00
                                           ---------   --------------

               Balance at May 31, 1994     1,379,333   $1.00 - $3.625

                 Options cancelled           (33,333)           $1.00
                                           ---------   --------------

               Balance at May 31, 1995     1,346,000   $1.00 - $3.625
                                           =========   ==============

          On August 5, 1993, the Board of Directors voted to allow the employee stock option plan to expire as of August 9, 1993, thereby cancelling 8,509,001 unoptioned shares previously reserved for the plan.

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(11) Related Party Transactions and Principal Stockholders

     S.G.I. Partners, L.P. ("SGI"), whose general partner is controlled by a director of the Company, is a partnership formed to hold the stock of the Company. As of May 31, 1995, SGI and the Chief Executive Officer of the Company are the beneficial owners of approximately 22% and 32%, respectively, of the Company's common shares. Such beneficial ownership includes shares of common stock underlying currently exercisable options.

     Included in notes receivable at May 31, 1995 and 1994 are notes due from officers of the Company amounting to approximately $459,000 and $1,336,000, respectively.

     Included in other receivables at May 31, 1995 and 1994 are amounts due from Anvil and the Joint Venture aggregating approximately $166,000 and $280,000, respectively, and interest on the notes receivable from the Company's officers of approximately $17,000 and $42,000, respectively.


(12) Employee Benefit Plans

     On April 20, 1992, the Board of Directors voted to form a 401(k) profit-sharing plan (the "Plan"). Under the provisions of the Plan, employees are eligible to participate if they were employed on February 1, 1992; otherwise, employees must complete six months of service and attain age
     21. Annual contributions to the Plan total the amount of salary reduction employees elect and a discretionary matching contribution determined by the Board of Directors of The Sherwood Group, Inc. During the years ended May 31, 1995, 1994 and 1993, there were no discretionary contributions to the Plan.


(13) Net Capital Requirements

     Sherwood Securities, NDB and Equitrade are subject to the SEC Uniform Net Capital Rule 15c3-1 (the "Rule") which requires the maintenance of minimum net capital. As of May 31, 1995, Sherwood Securities had regulatory net capital of approximately $33,380,000, or approximately $32,180,000 in excess of required net capital, NDB had regulatory net capital of approximately $4,176,000, or approximately $3,926,000 in excess of required net capital and Equitrade had regulatory net capital of approximately $18,580,000, or approximately $18,330,000 in excess of required net capital.

     The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule.

     The SEC may by order restrict, for a period of up to 20 business days, any withdrawal by a broker-dealer of equity capital, as defined, if such withdrawal, when aggregated with all other withdrawals of equity capital on a net basis during a thirty calendar day period, exceeds 30% of the broker-dealer's net capital or if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14) Commitments

     The Company has operating leases for rental of office space at its various locations. All leases are subject to escalations for increases in taxes, fuel and other costs.

     Commitments for minimum lease payments under operating leases as of May 31, 1995 are as follows, exclusive of escalation charges:


               Fiscal year ending
                   May 31,
                   -------

                    1996                     $  1,235,000
                    1997                          757,000
                    1998                        1,275,000
                    1999                        1,119,000
                    2000                        1,025,000
                    Thereafter                  7,789,000
                                               ----------

                                             $ 13,200,000
                                               ==========

     Included in occupancy costs and equipment rental expenses are office rental expenses of approximately $1,585,000, $999,000 and $744,000 for the years ended May 31, 1995, 1994 and 1993, respectively.

     The Company's Board of Directors authorized a compensation contract for the Chief Executive Officer which commenced on January 1, 1992. During December 1994, the Chief Executive Officer exercised his option to extend the contract until May 31, 1996. The remuneration is based on the Company's pre-tax profitability. The percentage will range from a low of 10% to a high of 15% on the first $13,000,000 of pre-tax profits as defined (income before taxes and bonus). Any additional compensation, based on pre-tax profits of the Company in excess of $13,000,000, will be at a rate of 18%. Included in accounts payable and accrued liabilities is approximately $2,130,000 and $1,588,000 due the Chief Executive Officer at May 31, 1995 and 1994, respectively. In connection with this agreement, approximately $3,132,000, $2,836,000 and $2,526,000 is reflected in employee compensation and benefits for the years ended May 31, 1995, 1994 and 1993, respectively.


(15) Contingencies and Legal Matters

     The Company's subsidiaries and in some cases the Company have been named as defendants in lawsuits that allege violations of Federal and state securities and related laws. Management of the Company believes that the resolution of these lawsuits is not likely to result in any material, adverse effect on the Company's consolidated financial position and results of operations.


                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(16) Subsequent Event

     On July 28, 1995, the Company's Chief Executive Officer exercised 250,000 options to purchase shares of the Company's common stock in connection with the Company's employee stock option plan. See also note 10.


(17) Quarterly Financial Information (Unaudited)

     (In thousands, except per common share data)

         1995                               First    Second   Third    Fourth
         ----                               -----    ------   -----    ------
         Revenues                        $ 22,782     22,483  25,351    32,359
         Expenses                          19,219     18,870  20,239    25,637
         Minority interest                   --        --       --        (770)
                                           ------     ------  ------    ------

         Income before taxes              $ 3,563      3,613   5,112     5,952
                                           ======    =======  ======    ======
         Net income                       $ 3,058      2,934   4,269     4,353
                                           ======     ======  ======    ======
         Earnings per share:
            Primary:
               Net income per common
                  share                   $   .22        .21     .31       .33
                                              ===        ===     ===       ===
            Fully diluted:
               Net income per common
                  share                   $   .22        .21     .31       .33
                                              ===        ===     ===       ===

         1994                               First     Second   Third    Fourth
         ----                               -----     ------   -----    ------
         Revenues                         $18,803     23,046  24,476    23,295
         Expenses                          14,136     16,962  20,126    20,092
                                           ------     ------  ------    ------

         Income before taxes              $ 4,667      6,084   4,350     3,203
                                           ======     ======  ======    ======
         Net income                       $ 4,180      5,455   3,842     3,120
                                           ======     ======  ======    ======
         Earnings per share:
            Primary:
               Net income per common
                 share                    $   .30        .39     .28       .23
                                              ===        ===     ===       ===
            Fully diluted:
               Net income per common
                 share                    $   .30        .39     .28       .23
                                              ===        ===     ===       ===

                                                                     (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(17), Continued

         1993                               First    Second   Third    Fourth
         ----                               -----    ------   -----    ------
         Revenues                         $ 9,186     12,487  18,436   18,824
         Expenses                           7,458      9,623  13,180   13,605
                                            -----     ------  ------   ------

         Income before extraordinary
            item and taxes                $ 1,728       2,864  5,256    5,219
                                            =====      ====== ======   ======

         Income before extraordinary
            item                              895       1,514  3,417    3,113
         Extraordinary item                   682       1,162  1,419    1,761
                                            -----      ------ ------   ------

         Net income                       $ 1,577       2,676  4,836    4,874
                                            =====      ====== ======   ======


         Earnings per share:
            Primary:
               Income before extraordinary
                  item                        .06         .11    .24      .23
               Extraordinary item             .05         .08    .10      .13
                                          -------       ----- ------   ------

               Net income per common
                  share                   $   .11         .19    .34      .36
                                            =====      ====== ======   ======

            Fully diluted:
               Income before extraordinary
                  item                        .06         .11    .24      .22
               Extraordinary item             .05         .08    .10      .13
                                          -------       ----- ------   ------

               Net income per common
                  share                   $   .11         .19    .34      .35
                                            =====      ====== ======   ======


                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                                   Schedule I

                             Marketable Securities

                                  May 31, 1995




                                                                   Securities
                                              Securities            sold, not
                                                owned,               yet pur-
                                              at market             chased, at
                                                value              market value
                                              ---------            ------------

Corporate stocks                             $ 24,572,074         $ 24,442,012

Warrants and other securities                     386,115              182,943

U.S. Government obligations                    16,819,706                --
                                              -----------           ----------

        Total                                $ 41,777,895         $ 24,624,955
                                               ==========           ==========


                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                                  Schedule III

                         Condensed Financial Statements
                           of the Registrant (Parent)

                       Statements of Financial Condition

                             May 31, 1995 and 1994




                        Assets                     1995        1994
                                                   ----        ----

Cash                                          $    22,819      27,990
Other receivables                                 119,408      21,385
Notes receivable                                  458,545     567,777
Investment securities not readily marketable      401,320     401,320
Investment in, less net amounts due to,
  subsidiaries and affiliates                  52,551,562  51,119,167
Investment in partnerships                      6,381,879   3,859,779
Equipment, furniture and leasehold
  improvements - net                               87,378     165,048
Identified intangible asset - net                 328,250     458,457
Exchange membership                               351,496     351,496
Subordinated notes receivable                  10,000,000      --
Other assets                                    5,168,471      --
                                              -----------  ----------

         Total assets                         $75,871,128  56,972,419
                                               ==========  ==========


                 Liabilities and
             Stockholders' Equity

Accounts payable, accrued expenses and other
  liabilities                                 $ 4,893,627   3,661,680
Secured demand note payable                     5,000,000      --
                                              -----------  ----------

                                                9,893,627   3,661,680
                                              -----------  ----------
Stockholders' equity:
  Common stock                                    143,432     143,432
  Retained earnings and other equity           65,834,069  53,167,307
                                              -----------  ----------

                                               65,977,501  53,310,739
                                               ----------  ----------
         Total liabilities and stockholders'
          equity                             $ 75,871,128  56,972,419
                                               ==========  ==========

See accompanying notes to condensed financial statements.

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                            Schedule III, Continued

                         Condensed Financial Statements
                           of the Registrant (Parent)

                              Statements of Income

                    Years ended May 31, 1995, 1994 and 1993

                                                        1995         1994        1993
                                                        ----         ----        ----
Revenue:
  Equity income in partnerships                      $ 4,917,494    3,014,259    1,432,297
  Interest                                               256,910       63,494       14,649
  Service fees paid by subsidiaries eliminated
    in consolidation                                      --          100,000      100,000
  Income from lease of exchange membership               114,000       88,645       70,419
                                                     -----------   ----------   ----------
                                                       5,288,404    3,266,398    1,617,365
                                                     -----------  -----------   ----------

Expenses:
  Compensation and benefits                            4,307,077    4,069,428    3,031,812
  Service fees paid by parent eliminated
    in consolidation                                       --         930,000    1,030,000
  Interest                                                 1,292        1,254        7,300
  Other - net                                            673,446      112,265      318,866
                                                      ----------   ----------   ----------
                                                       4,981,815    5,112,947    4,387,978
                                                      ----------   ----------   ----------
                                                         306,589   (1,846,549)  (2,770,613)
Equity in income of subsidiaries                      13,739,245   17,854,635   16,468,286
                                                     -----------   ----------   ----------
              Income before income taxes
                 and extraordinary item               14,045,834   16,008,086   13,697,673
                                                     -----------   ----------   ----------

Income taxes:
  Currently payable (receivable):
    Federal                                           (2,303,962)     (83,000)       --
    State and local                                    1,734,908     (505,847)    (264,929)
  Tax effect of loss carryforward                          --          --        5,024,000
                                                     -----------   ----------   ----------
                                                        (569,054)    (588,847)   4,759,071
                                                     -----------   ----------   ----------

              Income before extraordinary item        14,614,888   16,596,933    8,938,602

Extraordinary item:
  Reduction of income taxes arising from
    carryforward of prior years' operating losses          --           --       5,024,000
                                                     -----------   ----------   ----------
              Net income                           $  14,614,888   16,596,933   13,962,602
                                                     ===========   ==========   ==========

See accompanying notes to condensed financial statements.

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                            Schedule III, Continued

                         Condensed Financial Statements
                           of the Registrant (Parent)

                            Statements of Cash Flows

                    Years ended May 31, 1995, 1994 and 1993

                                                                               1995          1994          1993
                                                                               ----          ----          ----
Cash flows from operating activities:
  Net income                                                          $     14,614,888    16,596,933    13,962,602
                                                                           -----------   -----------   -----------
  Non-cash items included in net income:
    Net equity in gain of subsidiaries                                     (13,739,245)  (17,854,635)  (16,468,286)
    Equity income in partnerships                                           (4,917,494)   (3,014,259)   (1,432,297)
    Depreciation and amortization                                              207,877       206,390       128,771
                                                                           -----------   -----------   -----------
                                                                           (18,448,862)  (20,662,504)  (17,771,812)
                                                                           -----------   -----------   -----------

  Decrease (increase) in operating assets:
    Other receivables                                                          (98,024)      (21,384)        --
    Other assets                                                            (5,415,032)        --            --
                                                                           -----------   -----------   -----------
                                                                            (5,513,056)      (21,384)        --
                                                                           -----------   -----------   -----------

  (Decrease) increase in operating liabilities:
    Accounts payable and accrued expenses                                    1,231,947       200,576      (935,963)
                                                                           -----------   -----------   -----------

             Net cash used in
               operating activities                                         (8,115,083)   (3,886,379)   (4,745,173)
                                                                           -----------   -----------   -----------

Cash flows from investing activities:
  Investment in partnerships                                                     --            --             (490)
  Distribution from partnerships                                             2,641,956     1,602,243     1,105,432
  Payment for purchase of securities not
    readily marketable                                                           --         (400,000)     (330,540)
  Loans made to employees and officers                                           --         (309,824)        --
  Principal collected on notes receivable                                      109,232        72,588         --
  Purchase of subsidiary, net of cash acquired                                   --         (139,986)     (714,850)
  Payment for purchase of non-compete
    agreement                                                                    --            --         (613,250)
  Payment for purchase of identified
    intangible asset                                                             --          (25,030)        --
  Additional capital contributed to subsidiaries                            (2,000,000)  (10,425,000)        --
  Issuance of subordinated note                                             (5,000,000)        --            --
                                                                           -----------   -----------   -----------

             Net cash used in
               investing activities                                         (4,248,812)   (9,625,009)     (553,698)
                                                                           -----------   -----------   -----------

                                   (Continued)

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                            Schedule III, Continued

                         Condensed Financial Statements
                           of the Registrant (Parent)

                      Statements of Cash Flows, Continued




                                                           1995          1994          1993
                                                           ----          ----          ----
Cash flows from financing activities:
  Purchase of treasury stock                        $  (1,948,126)    (1,572,007)     (269,010)
  Proceeds from exercise of options                         --            95,000         --
  Net receipts on intercompany
    borrowings                                         14,306,850     15,003,912     5,563,125
                                                       ----------     ----------   -----------

            Net cas provided by
              financing activities                     12,358,724     13,526,905     5,294,115
                                                       ----------     ----------   -----------

            Net increase (decrease) in cash                (5,171)        15,517        (4,756)

Cash at beginning of year                                  27,990         12,473        17,229
                                                       ----------     ----------   -----------

Cash at end of year                                 $      22,819         27,990        12,473
                                                       ==========     ==========   ===========

Supplemental disclosures of cash flow information:

    Income tax payments aggregated $1,882,724, $761,011 and $951,086 for the years ended May 31, 1995, 1994 and 1993, respectively.

    Interest payments aggregated $1,292, $1,254 and $7,300 for the years ended May 31, 1995, 1994 and 1993, respectively.

    During July 1994, the Company contributed an additional $246,562, in the form of U.S. Treasury securities with a face value of $250,000, which were included in other assets at May 31, 1994, to Anvil Institutional Services Company.

    During February 1995, the Company entered into a collateralized $5,000,000 subordinated agreement with Equitrade (see note 3).



See accompanying notes to condensed financial statements.

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES

                            Schedule III, Continued

                         Condensed Financial Statements
                           of the Registrant (Parent)

                    Notes to Condensed Financial Statements

                          May 31, 1995, 1994 and 1993



(1) The condensed financial information of the registrant should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements which are included elsewhere herein.

(2) Investment in, less net amounts due to subsidiaries, represents the Company's investment in its subsidiary companies after deducting net amounts owed to several subsidiaries primarily related to the funding of the Company's cash flow needs by its operating subsidiaries.

(3) During the year ended March 1, 1995, the Company entered into two subordination agreements with Equitrade. The first note has a stated interest rate of 0% and matures on February 28, 1998. In connection with this agreement, the Company has pledged U.S. Treasury securities with a market value in excess of $5,000,000. Such securities are included in other assets at May 31, 1995. The second note has a stated interest rate of 8% and matures on February 28, 1998. In connection with this agreement, the Company loaned Equitrade $5,000,000.

(4) No dividends were paid to the Company by its wholly owned subsidiaries during the years ended May 31, 1995, 1994 and 1993.

                                 EXHIBIT INDEX
                                 -------------


Description of Document                     SEC Exhibit Document
- -----------------------                     --------------------

3.1  Restated Certificate of              Incorporated by reference to Exhibit
     Incorporation of the                 No. 3.1 to the Company's Registration
     Company                              Statement No. 33-12904 on Form S-1,
                                          effective May 29, 1987 (the "Initial
                                          Registration Statement")

3.2   By-Laws of the Company, as          Incorporated by reference to Exhibit
      amended                             No. 3.2 to the Initial Registration
                                          Statement

10.1  Clearing Agreement dated February   Incorporated by reference to Exhibit
      16, 1983 between Spear Leeds &      10.7 to the Initial Registration
      Kellogg and Sherwood Securities     Statement

10.2  Agreement of Lease dated December,  Incorporated by reference to Exhibit
      1985 between Aetna Life Insurance   10.8 to the Initial Registration
      Company and Sherwood Securities     Statement
      Corp.

10.3  The Company's Employee Stock        Incorporated by reference to Exhibit
      Ownership Plan as amended           10.9 to the Initial Registration
                                          Statement

10.4  The Company's Stock Option Plan     Incorporated by reference to Exhibit
                                          10.10 to the Initial Registration
                                          Statement

10.5  Employment Agreement dated as of    Incorporated by reference to Exhibit
      January 1, 1992 by and between      10.5 to the Form 10-K for Fiscal Year
      Arthur Kontos and the Company       ended May 31, 1993

10.6  Mortgage Loan Agreements dated      Incorporated by reference to Exhibit
      March 24, 1993 among the            10.6 to the Form 10-K for Fiscal Year
      Company, Thomas Neumann and         ended May 31, 1993
      Geralyn Neumann

10.7  Voting Trust Agreement between      Incorporated by reference to Exhibit
      Arthur Kontos and Vicki Kontos      10.7 to the Form 10-K for Fiscal Year
      dated May 11, 1993                  ended May 31, 1994

10.8  Authorization to lend up to         Incorporated by reference to Exhibit
      $1,000,000 to Mr. Richard Marino    10.8 to the Form 10-K for Fiscal Year
      dated December 14, 1993 and         ended May 31, 1994
      related documentation

10.9  Lease Agreement dated December      Incorporated by reference to Exhibit
      20, 1993 between Connecticut        10.9 to the Form 10-K for Fiscal Year
      General Life Insurance Company      ended May 31, 1994
      and Triak Services, Corp.,
      Guaranty by The Sherwood Group,
      Inc. dated December 6, 1993,
      Modification of Lease dated
      March 30, 1994 and Modification
      of Lease dated July 11, 1994

11.   Statement re: computation of        Filed herewith
      per share earnings

21.   Subsidiaries of the Company         Incorporated by reference to
                                          Exhibit 22 to the Company's Report
                                          on Form 10-K for the year ended
                                          May 31, 1988

23.   Consent of Auditor Company          Filed herewith

27.   Financial Data Schedule             Filed herewith

99.1  Secured Demand Note Collateral      Incorporated by reference to Exhibit
      Agreement and Amendment to          99.1 to the Form 8-K dated February
      Secured Demand Note Collateral      28, 1995
      Agreement

99.2  Secured Demand in the principal     Incorporated by reference to Exhibit
      amount of $5,000,000                99.2 to the Form 8-K dated February
                                          28, 1995

99.3  Roll-Over Equity Investment dated   Incorporated by reference to Exhibit
      February 15, 1995 in the            99.3 to the Form 8-K dated February
      principal amount of $5,000,000      28, 1995
      related to the Secured Demand
      Note

99.4  Cash Subordination Agreement        Incorporated by reference to Exhibit
      dated as of February 15, 1995       99.4 to the Form 8-K dated February
      and Amendment to Cash               28, 1995
      Subordination Agreement

99.5  Roll-Over for Equity Investment     Incorporated by reference to Exhibit
      dated February 15, 1995 in the      99.5 to the Form 8-K dated February
      principal amount of $5,000,000      28, 1995
      related to the Cash Subordination
      Agreement