Form 10-Q
period 1995-08-31
SHERWOOD GROUP INC
filed 1995-10-13
CIK 811917

                                         CONFORMED
                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended    August 31, 1995
          OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                                --------------    -------------

Commission file number       1-9480
 ----------------------------------------------------------------

The Sherwood Group, Inc.
 ----------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

Delaware                                       22-2394480
---------------------------------------------------------------

(State or other jurisdiction of               (I.R.S. Employer
  incorporation  or  organization)          Identification No.)

One Exchange Plaza, New York, New York         10006
 ----------------------------------------------------------------
(Address of principal executive offices)    (Zip code)

Not Applicable
----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

12,572,557 shares of Common Stock, par value $.01 per share, were outstanding on September 30, 1995.

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES


                             INDEX
                                                          PAGE
                                                          ----
Part I - Financial Information
Item 1. - Financial Statements
Consolidated Statements of Financial Condition
      (Unaudited) - August 31, 1995 and May 31, 1995         3-4

Consolidated Statements of Operations (Unaudited) -
       Three Months Ended August 31, 1995 and 1994           5-6

Consolidated Statements of Cash Flows (Unaudited) -
      Three Months Ended August 31, 1995 and 1994            7-8

Notes to Consolidated Financial Statements
      (Unaudited) - August 31, 1995                          9-10


Item 2. - Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                       11-14

Part II - Other Information

Item 1. - Legal Proceedings                                    15

Item 6. - Exhibits and Reports on Forms 8-K                    15

Signatures                                                     16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       THE SHERWOOD GROUP, INC.
                          AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       August 31,        May 31,
                                          1995            1995
ASSETS                                (Unaudited)     (Unaudited)
                                      --------------  -------------

Cash                                $       760,079      $593,473

Receivables:
  Brokers and dealers                    41,275,395    47,802,429
  Other                                     268,373       224,049

Marketable securities owned, at
  market value                           48,818,330    41,777,895

Investment securities not readily
  marketable, at fair value                 401,320       401,320

Investment in partnerships                  248,632       252,180

Notes receivable                            596,410       642,035

Furniture, fixtures and equipment, and
  leasehold improvements - at cost, net of
  accumulated depreciation and amortization of
  $5,031,446 at August 31, 1995 and
  $6,608,583 at May 31, 1995              5,435,092     3,861,992

Computer software, net of accumulated
  amortization of $357,156 at August 31,
  1995 and $322,048 at May 31, 1995         365,900       401,008

Identified intangible assets, net of accumulated
   amortization of $912,335 at August 31, 1995
   and $1,051,386 at May 31, 1995         3,275,945     3,386,894

Exchange memberships (market value $1,589,250
  at August 31, 1995 and $1,560,000 at
  May 31, 1995)                           1,166,496     1,166,496

Subordinated notes receivable             3,250,000     3,250,000

Other assets                             10,396,034     9,271,091
                                       ------------   -----------
                                       $116,258,006  $113,030,862
                                       ============  ============
                              (Continued)

                                  (3)

                    THE SHERWOOD GROUP, INC. AND
                           SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (Continued)
                                       August 31,        May 31,
                                        1995              1995
LIABILITIES AND STOCKHOLDERS' EQUITY  (Unaudited)     (Unaudited)
                                      -------------    ----------

Liabilities:
  Securities sold, not yet purchased,
    at market value                $    22,165,162    $24,624,955
  Accounts payable and accrued expenses,
    including compensation payable to
    officers and employees of $6,696,000
    at August 31, 1995 and $8,970,821
    at May 31, 1995                     13,720,082     14,471,330
  Secured demand notes payable           3,250,000      3,250,000
  Income taxes payable                   2,638,215      1,365,856
  Minority interest in Equitrade         3,789,182      3,341,220
                                        ----------     ----------
          Total liabilities             45,562,641     47,053,361
                                         ----------    ----------
Commitments and Contingencies (Note 4)

Stockholders' equity (Note 5)
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares, none issued   -            -
  Class A common stock - par value $.01
    per share; authorized 50,000,000 shares;
    none issued                                -            -
  Common stock - $.01 par value; authorized
    50,000,000 shares, issued 14,343,201
    shares at August 31,1995 and
    May 31, 1995                           143,432        143,432
  Additional paid-in capital            57,141,852     58,134,052
  Retained earnings                     22,272,076     17,804,212
                                        ----------     ----------
                                        79,557,360     76,081,696
  Less: Treasury stock - at cost, 1,783,490
    shares at August 31, 1995 and 2,033,490
    shares at May 31, 1995
                                        (8,861,995)   (10,104,195)
                                       -----------    ------------
          Total stockholders' equity    70,695,365     65,977,501
                                      -------------   ------------
                                     $ 116,258,006   $113,030,862
                                      ============   ============

     The accompanying notes are an integral part of these statements.

                                  (4)

                      THE SHERWOOD GROUP, INC.
                          AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                                   Three Months Ended August 31,
                                   -----------------------------

                                          1995           1994
                                      ---------       ------------

Revenues:
  Firm securities transactions - net  $ 31,783,840    $ 18,291,927
  Commission income                      6,235,428       2,348,702
  Equity income (loss) in partnerships     ( 3,548)      1,261,320
  Investment securities gains
    realized                                   -            76,375
  Interest income                        1,437,496         631,016
  Fee income                               230,987          34,072
  Other revenues                           178,503         138,739
                                        ----------      ----------
                                        39,862,706      22,782,151
                                        ----------       ---------
Expenses:
  Compensation and benefits             12,043,775       7,126,951
  Clearing and related charges          13,951,596       7,324,216
  Communications                         2,311,155       1,397,870
  Other expenses                         3,429,316       3,360,400
  Interest expense                         151,524           9,390
                                        ----------       ---------
                                        31,887,366      19,218,827
                                       ----------        ---------
  Income before minority interest and
    income taxes                         7,975,340       3,563,324

  Income of Equitrade allocated to minority
    partners                              (801,546)           -
                                        ----------       ---------
  Income before income taxes             7,173,794       3,563,324
                                        ----------       ---------
  Income taxes:
     Currently payable:
       Federal                           1,796,113          68,602
       State and local                     909,817         436,519
                                         ---------      ----------
                                         2,705,930         505,121
                                         ---------      ----------
  Net income                           $ 4,467,864      $3,058,203
                                       ===========      ==========

                                    (Continued)

                                        (5)

                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                              (Continued)
                                         Three Months Ended August 31,
                                        ------------------------------
                                              1995          1994
                                        ------------      ------------

   Income per common and common
      equivalent share (a):<F1>
          Net income                        $    0.33        $    0.22
                                           ==========       ==========

Weighted average common shares outstanding 13,354,368       13,759,913
                                           ==========       ==========




<F1>(a) For presentation purposes, primary and fully diluted are identical.



     The accompanying notes are an integral part of these statements.

                                  (6)

                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                    Three Months Ended August 31,
                                    ------------------------------
                                          1995          1994
                                     -----------      ---------

 Cash flows from operating activities:
  Net income                      $    4,467,864     $3,058,203
                                      ----------      ---------

 Non-cash items included in net income:
  Equity income in partnerships            3,548     (1,261,320)
  Depreciation and amortization          508,676        418,152
  Gain on sales of investment
    securities not readily marketable        -          (76,375)
  Income of Equitrade allocated to minority
    partners                             801,546            -
                                       ---------       ---------
                                       1,313,770       (919,543)
                                       ---------      ----------

 (Increase) decrease in operating assets:
  Receivables:
    Brokers and dealers                6,527,034      4,172,648
    Other                                (44,324)       (62,937)
  Marketable securities owned, at
    market value                      (7,040,435)    (2,878,294)
  Other assets                        (1,124,943)       (36,785)
                                      ----------      ----------
                                      (1,682,668)     1,194,632
                                      ----------      ----------

 Increase (decrease) in operating
  liabilities: Securities sold, not yet
  purchased, at market value          (2,459,793)      (228,333)
  Accounts payable and accrued expenses (751,248)    (2,630,073)
  Income taxes payable                 1,272,359       (144,896)
                                     -----------     ----------
                                      (1,938,682)    (3,003,302)
                                     -----------     ----------
  Net cash provided by operating
    activities                         2,160,284        329,990
                                       ---------    -----------






                              (Continued)

                                  (7)

                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (Continued)
                                      Three Months Ended August 31,
                                     -------------------------------
                                            1995          1994
                                        ------------  -------------

 Cash flows from investing activities:
  Proceeds from sales of investment
    securities not readily marketable          -           99,575
  Loans made                                   -         (200,000)
  Principal collected on notes receivable    45,625       134,232
  Purchases of furniture, fixtures and
   equipment, and leasehold improvements (1,935,719)     (323,752)
  Purchases of computer software               -           (1,818)
                                        -----------      --------
 Net cash used in investing activities   (1,890,094)     (291,763)
                                        -----------      --------
 Cash flows from financing activities:
  Purchase of treasury stock                   -         (124,441)
  Proceeds from exercise of options         250,000          -
  Capital withdrawals by minority interest (353,584)         -
                                         ----------      --------
 Net cash provided by used in
    financing activities                   (103,584)     (124,441)
                                         ----------     ---------
 Net increase (decrease) in cash            166,606       (86,214)

 Cash at beginning of period                593,473       474,733
                                        -----------      ---------
 Cash at end of period                  $   760,079     $ 388,519
                                        ===========     ==========













     The accompanying notes are an integral part of these statements.

                                  (8)







                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                         August 31, 1995


Note 1 - Business and organization

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


Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial
statements do  not  include  all of the information and  notes
required  by generally    accepted   accounting   principles
for    complete consolidated financial statements. In the
opinion of  management, all  adjustments considered necessary for a fair presentation  of consolidated  financial condition and results of  operations  for the periods presented have been included. All adjustments are  of a  normal  and  recurring
nature. It  is  suggested  that  these consolidated financial statements be read in conjunction with the consolidated
financial statements and the related notes  included in  the
Company's 1995 Annual Report on Form 10-K.  Certain prior year amounts  have been reclassified to conform with  the  three
months ended August 31, 1995 presentation.


Note 3 - Net income per common share

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

                              (9)

                   THE SHERWOOD GROUP, INC.
                       AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

                       August 31, 1995


Note 5 - Net capital requirements

      As registered broker-dealers, Sherwood Securities, NDB and Equitrade are subject to the Securities and Exchange
Commission Uniform  Net Capital Rule 15c3-1 (the "Rule"). As of
August 31, 1995, the net capital of Sherwood Securities, NDB and Equitrade exceeded their required net capital by $30,664,000, $4,750,000 and $17,865,000, respectively.

      The  Rule also provides that the equity capital may not
be withdrawn or cash dividends be paid if the resulting net
capital of  a  broker-dealer would be less than the amount
required under the  Rule.  Accordingly,  at August  31,  1995, the  payment  of dividends and advances to the Company by
Sherwood Securities, NDB and   Equitrade   is  limited  to
$30,464,000,  $4,700,000   and $17,815,000,  respectively, under
the most restrictive  of these requirements.  The SEC may, by order, restrict the withdrawal  of equity  capital  on a net basis if the SEC determines  that  such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial
community.









                             (10)

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      The  results  of the Sherwood Group, Inc. and
subsidiaries (the  "Company")  for  the three months  ended
August  31,  1995 reflect  primarily  the activities of
Sherwood  Securities  Corp. ("Sherwood  Securities"), National
Discount  Brokers  ("NDB"),  a division  of  the  Company's
subsidiary,  Triak  Services  Corp. ("Triak")   and   Equitrade
Partners  ("Equitrade").    Sherwood Securities is primarily
engaged in the securities business  as  a wholesale market
maker in NASDAQ/OTC securities.  NDB is  a  deep discount
retail  brokerage firm and Equitrade  is  a  registered
specialist  in equity securities on the New York Stock
Exchange. Prior  to  March 1995, the Company's investment in
Equitrade  was accounted for on an equity basis.

      The  Company's net income for the three months ended
August 31,  1995  and  1994 was $4,468,000 and $3,058,000,
respectively. Sherwood  Securities had net income for the
three  months  ended August   31, 1995  and  1994  of
$2,971,000  and   $4,615,000, respectively.   Triak had net
income for the three  months ended August  31, 1995 of $811,000 compared to a net loss of $1,693,000 for  the  three months ended
August 31, 1994.  Equitrade had  net income of $2,204,000 for the three months ended August 31, 1995.

     Total  revenue  for the Company increased by approximately
$17,081,000,  or 75% for the three months ended August  31,  1995 when compared with the previous year.

     Sherwood   Securities'  revenues  from   firm securities
transactions increased approximately $9,310,000, or 51%, for the three  months  ended August 31, 1995 when compared to  the prior year while its overall trading volume increased
approximately 94% for  the same period.  Regulatory changes
enacted by the SEC  and the  NASD  have  caused a significant increase in the  number  of transactions executed on an "even"
basis.  This was  the  primary reason  for  the decrease in
trading profits per ticket  for  the three  months  ended
August 31, 1995.  Equitrade's revenues  from firm transactions, included in total  revenues  for  the  three months ended
August 31, 1995, approximated $4,182,000.

      The  Company's commission income increased by approximately
$3,887,000, or 165%, for  the three months endedAugust 31,  1995 when  compared with the prior year.  The increase is due  to  the fact that NDB's volume of transactions increased by 260% for  the three  months  ended  August  31, 1995  when  compared  with  the previous year, which was NDB's first full year of operations.

      Prior to March 1995 when the Company began to account for Equitrade on a consolidated basis, the primary portion of equity income in partnerships was equity income from Equitrade.
For the three months ended August 31, 1994, equity income from Equitrade was $1,244,000.

                                 (11)

      There were no investment securities transactions for the three months ended August 31, 1995. Gains on sales of investment securities aggregated $76,000 for the three months ended August 31, 1995 resulting entirely from the sale of 11,600 shares of Network Imaging Corp. (IMGX).

      Interest income increased by approximately $806,000, or 128%, for the three months ended August 31, 1995 as compared to the previous year. The increase is due to a significant rise in NDB's customer debit balances held with our clearing broker, the availability of larger amounts of cash for investment and increasing market interest rates.

      Fee  income increased by $197,000 from $34,000 in  1994
to $231,000  in  1995.   The increase is due to  larger  12b-1
fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year.

      Total expenses for the three months ended August 31, 1995 increased approximately $12,668,000, or 66%, from $19,219,000 in 1994 to $31,887,000 in 1995. The reasons for the  increase  in expenses are set forth below.

      Compensation and benefits increased $4,917,000, or 69%,
for the  three  months ended August 31, 1995, respectively,
compared with  the  prior year.  The increase is due primarily to  higher commissions  paid  to traders and salespeople
because  of  higher trading  profits  In  addition, there was an increase  in  office salaries  and  related benefits due
principally to  NDB's  larger staff  size as of August 31, 1995
than in the prior year.   Also, higher bonuses were accrued as a
result of higher overall profits of the Company as compared to the prior year.

      Clearing  and  related charges increased  by approximately
$6,627,000, or 90%, for the three months ended August  31,  1995, as compared to the previous year.  The increase was primarily due to  the operations of NDB for which clearance charges amounted to approximately  $3,154,000 for the three months ended  August  31,
1995,  compared to $1,188,000 for the three months  ended
August 31,  1994.   In  addition, the increased trading  volume
led  to increases in payments made to correspondents for order flow.

      Communications expense increased by $913,000, or 65%, for the three months ended August 31, 1995 as compared to the previous year. The increase was mainly due to an increase in the activities of NDB, namely telephone and quotations expense.

      Other  expenses increased by approximately $69,000, or
2%, for  the  three months ended August 31, 1995 as compared to  the previous  year.  The increase was due, specifically, to increases in  professional fees and occupancy costs and,
generally, to  the overall  increase in the volume of business and  an  increase  in staff size.  Offsetting these increases
was a large reduction  in advertising   expenditures   made
in   connection   with   NDB.  Corresponding  to  the
commencement  of  NDB's  operations,  the Company ran an
extensive media campaign through September 1994 at which  time the  amount  and frequency of  advertising  lessened significantly.


                             (12)

      Interest expense increased by approximately $142,000, or 1,514%, for the three months ended August 31, 1995 as compared to the previous year due to the operations of Equitrade.


Liquidity

      The  Company's tangible assets are highly liquid with
more than  80%  of these tangible assets consisting of cash or assets readily  convertible  into  cash. The Company's
operations  have generally  been  financed  by  internally
generated  funds.   In addition, margin account borrowings are
available to the  Company from its clearing brokers.

      The  Company's broker-dealer entities, Sherwood
Securities, NDB and Equitrade, are subject to the minimum net capital requirement of the Securities and Exchange
Commission ("SEC") which is designed to measure the general financial soundness and liquidity of broker-dealers. As of August 31, 1995, Sherwood Securities, NDB and Equitrade had approximately $30,664,000, $4,750,000 and $17,865,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses which are more severe than those imposed on most other businesses.

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

      During the three months ended August 31, 1995, the Company did not repurchase any additional shares in connection with its December 1992 plan to buy back up to 1.5 million shares of the Company's common stock from time to time in the open market or through privately negotiated transactions.
As of August 31, 1995, 781,418 shares had been acquired. The source of funds for these purchases were internally generated.




                             (13)

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




















                                (14)

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

     By  Order  dated  October 14, 1994, the  Judicial  Panel
on Multidistrict Litigation consolidated the above matters  and any later-filed  "tag along" cases for pre-trial proceedings in  the United  States  District Court for the Southern
District  of  New York,  entitled In Re NASDAQ Market-Makers
Antitrust  Litigation, 94  Civ.  3996  (RWS). A Second Amended
Complaint  was  filed  on August  22,  1995.   The  Second
Amended  Consolidated  Complaint repeated  most  of the
allegations of the various  earlier  filed complaints,  except
that  plaintiffs  are  no  longer   alleging violations  of the
Securities Exchange Act of 1934,  as  amended. Rather,  their claims  are limited to those  previously  alleged under  the
Federal  antitrust laws.  Plaintiffs  have  also  now limited their  claims to approximately 1,659  stocks  traded  on
NASDAQ.  The Company intends to vigorously defend itself
against these allegations.



   Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:


                Exhibit 11 - Computation of Earnings Per Share

            (b) The Company filed no reports on Form 8-K during
                the quarter ended August 31, 1995.


                             (15)







                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         The  Sherwood Group, Inc.
                                         ------------------------

   Date: October 10, 1995                By: Dennis Marino
   ----------------------                    ------------------------
                                             Dennis Marino
                                            (Executive Vice President
                                             and Chief Administrative
                                             Officer)


   Date: October 10, 1995                By: William Karsh
   ----------------------                    ------------------------
                                             William Karsh
                                            (Vice President and
                                             Chief Financial Officer)



















                                (16)









