Form 10-Q
period 1995-11-30
SHERWOOD GROUP INC
filed 1996-01-11
CIK 811917

CONFORMED

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended    November 30, 1995
          OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                                --------------    -------------

Commission file number       1-9480
----------------------------------------------------------------

The Sherwood Group, Inc.
-----------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

Delaware                                       22-2394480
-----------------------------------------------------------------

(State or other jurisdiction of                (I.R.S. Employer
  incorporation  or  organization)                 Identification
No.)

10 Exchange Place Centre, Jersey City, New Jersey     07302
-----------------------------------------------------------------
(Address of principal executive offices)        (Zip code)

One Exchange Plaza, New York, New York                10006
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

12,638,947 shares of Common Stock, par value $.01 per share, were outstanding on December 31, 1995.

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES


                             INDEX
                                                              PAGE
                                                              ----

Part I - Financial Information

Item 1. - Financial Statements

Consolidated Statements of Financial Condition
      (Unaudited) - November 30, 1995 and May 31, 1995        3 -4

Consolidated Statements of Operations (Unaudited) -
       Three Months Ended November 30, 1995 and 1994          5 - 6

Consolidated Statements of Operations (Unaudited) -
       Six Months Ended November 30, 1995 and 1994            7 - 8

Consolidated Statements of Cash Flows (Unaudited) -
      Six Months Ended November 30, 1995 and 1994             9 - 10

Notes to Consolidated Financial Statements
      (Unaudited) - November 30, 1995                        11 - 12


Item 2. - Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                       13 - 16

Part II - Other Information

Item 1. - Legal Proceedings                                    17

Item 4. - Submission of Matters to a Vote of
           Security Holders                                  17 - 18


Item 6. - Exhibits and Reports on Form 8-K                     18

Signatures                                                     19







PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                         November 30,           May 31,
                                             1995                1995
ASSETS                                   (Unaudited)         (Unaudited)

Cash                                     $    444,085      $    593,473

Receivables:
  Brokers and dealers                      55,892,563        47,802,429
  Other                                       402,021           224,049

Marketable securities owned, at
  market value                             37,947,298        41,777,895

Investment securities not readily
  marketable, at fair value                   401,320           401,320

Investment in partnerships                    265,792           252,180

Notes receivable                              614,685           642,035

Furniture, fixtures and equipment, and
  leasehold improvements - at cost, net of
  accumulated depreciation and amortization
  of $5,557,574 at November 30, 1995 and
  $6,608,583 at May 31, 1995               12,658,717         3,861,992

Computer software, net of accumulated
  amortization of $393,926 at November 30,
  1995 and $322,048 at May 31, 1995           418,013           401,008

Identified intangible assets, net of
   accumulated amortization of 1,023,282
   at November 30, 1995 and $1,051,386 at
   May 31, 1995                             3,164,998         3,386,894

Exchange memberships (market value $1,969,500
  at November 30, 1995 and $1,560,000 at
  May 31, 1995)                             1,166,496         1,166,496

Subordinated notes receivable               3,250,000         3,250,000

Other assets                                8,695,751         9,271,091
                                          -----------       -----------
                                        $ 125,321,739     $ 113,030,862
                                         ============      ============

                              (Continued)

                                  (3)

                       THE SHERWOOD GROUP, INC.
                           AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (Continued)
                                          November 30,          May 31,
                                               1995              1995
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)       (Unaudited)

Liabilities:
  Securities sold, not yet purchased,
    at market value                       $ 27,123,467      $ 24,624,955
  Accounts payable and accrued expenses,
    including compensation payable to
    officers and employees of $8,368,699
    at November 30, 1995 and $8,970,821
    at May 31, 1995                         16,369,744        14,471,330

  Secured demand notes payable               3,250,000         3,250,000

  Income taxes payable                       1,136,580         1,365,856

  Minority interest in Equitrade             3,955,745         3,341,220
                                          ------------        ----------
          Total liabilities                 51,835,536        47,053,361
                                          ------------        ----------
Commitments and Contingencies (Note 4)

Stockholders' equity (Note 5)
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares, none issued      -                 -
  Class A common stock - par value $.01
    per share; authorized 50,000,000 shares;
    none issued                                   -                 -
  Common stock - $.01 par value; authorized
    50,000,000 shares, issued 14,343,201
    shares at November 30, 1995 and
    May 31, 1995                              143,432            143,432
  Additional paid-in capital               56,500,593         58,134,052
  Retained earnings                        25,445,463         17,804,212
                                         ------------         ----------
                                           82,089,488         76,081,696

  Less: Treasury stock - at cost, 1,704,254
    shares at November 30, 1995 and
    2,033,490 shares at May 31, 1995       (8,603,285)       (10,104,195)
                                         ------------        -----------

          Total stockholders' equity       73,486,203         65,977,501
                                         ------------        -----------

                                        $ 125,321,739      $ 113,030,862
                                        =============      =============
     The accompanying notes are an integral part of these statements.

                                  (4)

                                THE SHERWOOD GROUP, INC.
                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                                     Three Months Ended November 30,
                                              1995            1994

Revenues:
  Firm securities transactions - net    $ 26,220,778    $ 17,339,282
  Commission income                        6,765,317       3,161,306
  Equity income in partnerships               17,160       1,034,434
  Investment securities gains realized           -              -
  Interest income                          1,613,412         710,883
  Fee income                                 388,618          76,022
  Other revenues                             222,059         160,748
                                         -----------      ----------
                                          35,227,344      22,482,675
                                         -----------      ----------
Expenses:
  Compensation and benefits               10,646,501       6,518,693
  Clearing and related charges            13,557,627       7,948,955
  Communications                           2,756,823       1,588,818
  Other expenses                           3,959,695       2,813,764
  Interest expense                           148,140              45
                                         -----------      ----------
                                          31,068,786      18,870,275
                                         -----------      ----------
     Income before minority interest and
       income taxes                        4,158,558       3,612,400

   Income of Equitrade allocated to
     minority partners                      (485,846)           -
                                          -----------     ----------
     Income before income taxes            3,672,712       3,612,400
                                          -----------     ----------
     Income taxes:
       Currently payable:
         Federal                             365,363          68,239
         State and local                     133,962         610,432
                                          -----------      ---------
                                             499,325         678,671
                                          -----------      ---------
     Net income                         $  3,173,387    $  2,933,729
                                         ============    ===========




                                          (Continued)

                                                (5)

                                THE SHERWOOD GROUP, INC.
                                    AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                                       (Continued)

                                         Three Months Ended November 30,
                                                  1995           1994


    Income per common and common
      equivalent share (a):<F1>
        Net income                               $    0.24      $    0.21
                                               ===========     ==========


  Weighted average common shares outstanding    13,425,900     13,745,987
                                               ===========     ==========









<F1>(a) For presentation purposes, primary and fully diluted are identical.













   The accompanying notes are an integral part of these statements.



                                                (6)

                               THE SHERWOOD GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                        Six Months Ended November 30,
                                               1995           1994
Revenues:
  Firm securities transactions - net     $  58,004,618   $ 35,631,209
  Commission income                         13,000,745      5,510,008
  Equity income (loss) in partnerships          13,612      2,295,754
  Investment securities gains realized            -            76,375
  Interest income                            3,050,908      1,341,899
  Fee income                                   619,605        110,094
  Other revenues                               400,562        299,487
                                         -------------     ----------
                                            75,090,050     45,264,826
                                         -------------     ----------
Expenses:
  Compensation and benefits                 22,690,276     13,645,644
  Clearing and related charges              27,509,223     15,273,171
  Communications                             5,067,978      2,986,688
  Other expenses                             7,389,011      6,174,164
  Interest expense                             299,664          9,435
                                           -----------     ----------
                                            62,956,152     38,089,102
                                           -----------     ----------
  Income before minority interest and
    income taxes                            12,133,898      7,175,724

  Income of Equitrade allocated to
    minority partners                       (1,287,392)          -
                                            -----------    ----------
  Income before income taxes                10,846,506      7,175,724
                                            -----------    ----------
  Income taxes:
    Currently payable:
      Federal                                2,161,476        136,841
      State and local                        1,043,779      1,046,951
                                            ----------      ---------
                                             3,205,255      1,183,792
                                            ----------      ----------
  Net income                               $ 7,641,251    $ 5,991,932
                                           ===========     ===========

                                          (Continued)

                                                (7)

                                THE SHERWOOD GROUP, INC.
                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                      (Continued)

                                             Six Months Ended November 30,
                                                    1995          1994
 Income per common and common
   equivalent share (a):<F1>
     Net income                                  $    0.57       $    0.44
                                                 ===========    ==========

  Weighted average common shares outstanding    13,325,472      13,753,025
                                                ===========     ==========









<F1>(a) For presentation purposes, primary and fully diluted are identical.


















 The accompanying notes are an integral part of these statements.

                                                (8)

                             THE SHERWOOD GROUP, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                          Six Months Ended November 30,
                                                 1995           1994
Cash flows from operating activities:
  Net income                               $  7,641,251      $ 5,991,932
                                           ------------      -----------

Non-cash items included in net income:
  Equity income in partnerships                 (13,612)      (2,295,754)
  Depreciation and amortization               1,214,186          844,981
  Gain on sales of investment
    securities not readily marketable               -            (76,375)
  Income of Equitrade allocated to minority
    partners                                  1,287,392              -
                                            -----------       -----------
                                              2,487,966       (1,527,148)
                                            -----------       -----------

 (Increase) decrease in operating assets:
    Receivables:
    Brokers and dealers                      (8,090,134)      13,316,334
    Other                                      (177,972)         (84,394)
    Marketable securities owned, at
       market value                           3,830,597      (16,359,295)
    Other assets                                575,340         (112,635)
                                             ----------       -----------
                                             (3,862,169)      (3,239,990)
                                             ----------       -----------

  Increase (decrease) in operating liabilities:
    Securities sold, not yet purchased, at
      market value                             2,498,512       1,615,674
       Accounts payable and accrued expenses   1,729,219      (2,553,185)
    Income taxes payable                        (229,276)        436,355
                                              ----------       ----------
                                               3,998,455        (501,156)
                                              ----------        ---------
    Net cash provided by operating
      activities                              10,265,503         723,638
                                              ----------        ---------






                                          (Continued)

                                                (9)

                                THE SHERWOOD GROUP, INC.
                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                      (Continued)

                                           Six Months Ended November 30,
                                                 1995           1994
Cash flows from investing activities:
  Proceeds from sales of investment
    securities not readily marketable               -            99,575
  Loans made                                    (18,275)       (242,500)
  Principal collected on notes receivable        45,625         134,232
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements    (9,717,137)       (588,148)
          Purchases of computer software        (88,883)         (1,818)
                                             -----------       ---------
Net cash used in investing activities         (9,778,670)       (598,659)
                                             -----------       ---------
Cash flows from financing activities:
  Purchase of treasury stock                   (298,354)       (346,441)
  Proceeds from exercise of options             335,000             -
  Capital withdrawals by minority interest     (672,867)            -
                                               ---------       ---------
Net cash provided by used in
  financing activities                         (636,221)       (346,441)
                                              ----------       ---------
Net increase (decrease) in cash                (149,388)       (221,462)

Cash at beginning of period                     593,473         474,733
                                             ----------        ---------
Cash at end of period                       $   444,085      $  253,271
                                            ===========       ==========

Supplemental disclosure of non-cash financing activities:

  During November 1995, certain officers of the Company exercised an aggregate of 60,000 options for the purchase of 60,000 shares of the Company's common stock with an exercise price of $1 per share. In order to pay for the exercise price and to reimburse the Company for the income taxes ($169,195) on the gain related to the transaction, the officers remitted to the Company 28,876 shares of the Company's common stock with a market value of $229,195.




 The accompanying notes are an integral part of these statements.


                                          (10)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                        November 30, 1995


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


Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1995 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the six and three months ended November 30, 1995 presentations.


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

                              (11)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

                      November 30, 1995


Note 5 - Net capital requirements

      As registered broker-dealers, Sherwood Securities, NDB and Equitrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 (the "Rule"). As of November 30, 1995, the net capital of Sherwood Securities, NDB and Equitrade exceeded their required net capital by $24,636,000, $5,383,000 and $18,515,000, respectively.

      The Rule also provides that the equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at November 30, 1995, the payment of dividends and advances to the Company by Sherwood Securities, NDB and Equitrade is limited to $24,436,000, $5,333,000 and $18,465,000, respectively, under the most restrictive of these requirements. The SEC may, by order, restrict the withdrawal of equity capital on a net basis if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.






























                               (12)

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
      The results of the Sherwood Group, Inc. and subsidiaries (the "Company") for the three months and six months ended November 30, 1995 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak") and Equitrade Partners ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in NASDAQ/OTC securities. NDB is a deep discount retail brokerage firm and Equitrade is a registered specialist in equity securities on the New York Stock Exchange. Prior to March 1995, the Company's investment in Equitrade was accounted for on an equity basis with the Company's share of Equitrade's net income included in equity income (loss) in partnerships in the statement of operations. Subsequent to March 1995, Equitrade's total revenue and expenses have been consolidated with the share of Equitrade's net income attributable to minority partners reflected in the statement of operations as income of Equitrade allocated to minority partners.

      The Company's consolidated net income for the three months ended November 30, 1995 was $3,173,000 compared to $2,934,000 for the three months ended November 30, 1994. For the quarter ended November 30, 1995, the principal subsidiaries, Sherwood Securities, Triak and Equitrade (which was not consolidated in
1994)  had  net  income of $1,395,000, $472,000  and  $1,344,000, respectively, compared to net income of $3,729,000, $(716,000) and $1,595,000 for the quarter ended November 30, 1994, respectively. The Company's consolidated net income for the six months ended November 30, 1995 was $7,641,000 compared to $5,992,000 for the six months ended November 30, 1994. For the six months ended November 30, 1995, Sherwood Securities, Triak and Equitrade (not consolidated in 1994) had net income of $4,366,000, $1,283,000 and $3,548,000, respectively, compared to
net   income   of   $8,334,000,  $(2,409,000)   and   $3,535,000,
respectively, for the six months ended November 30, 1994.

      Total revenue for the Company increased by approximately $12,745,000, or 57%, for the three months ended November 30, 1995 and $29,825,000, or 66%, for the six months ended November 30, 1995 as compared with the previous year's respective periods.

      Revenue  from  firm  securities transactions  for  Sherwood
Securities  increased  approximately  $5,625,000,  or  32%,   and
$14,935,000, or 42%, for the three and six month periods ended November 30, 1995, respectively, when compared to the prior year. Sherwood Securities' overall trading volume increased approximately
66% and 80% for the same periods, respectively. Several factors contributed to this decrease in trading profits per ticket. Regulatory changes enacted by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers have caused an increase in the number of transactions executed on an
"even" basis.   Tightened  spreads between "bid" and "ask" prices,


                                 (13)
increased volatility in the marketplace, capacity constraints and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per ticket for both the three and six month periods ended November 30, 1995. Equitrade's revenues from firm transactions, included in total revenues for the three and six months ended November 30, 1995, approximated $3,257,000 and $7,439,000, respectively.

     The Company's commission income, primarily generated by NDB, increased by approximately $3,604,000, or 114%, and $7,491,000, or 136%, for the three and six months ended November 30, 1995, respectively, when compared with the prior year. The increase is due to the fact that NDB's volume of transactions increased by 148% and 193% for the three and six months ended November 30, 1995, respectively, when compared with the previous year, which was NDB's first full year of operations.

      Prior to March 1995 when the Company began to account for Equitrade on a consolidated basis, the primary portion of equity
income  in  partnerships was equity income  from  Equitrade.   Of total
Equitrade net income of $1,595,000 and $3,535,000 for the three and six months ended November 30, 1994, respectively, the Company's share was $1,037,000 and $2,281,000, respectively.

      There were no investment securities transactions for the three or six months ended November 30, 1995 or for the three months ended November 30, 1994. Gains on sales of investment securities aggregated $76,000 for the six months ended  November 30,  1994 resulting entirely from the sale of 11,600 shares of Network Imaging Corp. (IMGX) during June 1994 and July 1994.

      Interest income increased by approximately $903,000, or 127%, and $1,709,000, or 127%, for the three and six months ended November
30,  1995, respectively, as compared  to  the  previous year.   The
increase is due to a significant rise in NDB's customer debit and credit balances held with our clearing broker and an increase in the agreed upon rate used to compute interest earned on such customer balances. Also contributing to the increase were the availability of larger amounts of cash for investment and higher market interest rates than in the prior year.

      Fee income increased by $313,000 and $510,000 for the three and six months ended November 30, 1995, respectively, as compared to the prior year. The increase is due to larger 12b-1 fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year.

      Total expenses for the three months ended November 30, 1995 increased approximately $12,199,000, or 65%, from $18,870,000 in 1994 to $31,069,000 in 1995. Total expenses for the six months ended November 30, 1995 increased approximately $24,867,000, or 65%, from
$38,089,000  in  1994 to $62,956,000  in  1995.   The reasons for the
increase in expenses are set forth below.

      Compensation and benefits increased $4,128,000, or 63%, and $9,044,000, or 66%, for the three and six month periods ended
November  30, 1995, respectively, compared with the  prior  year.  The

                              (14)
increase is due primarily to higher commissions paid to traders and salespeople because of higher trading profits and an increase in office salaries and related benefits due principally to NDB's larger staff size as of November 30, 1995 than in the prior year. Also, higher bonuses were accrued as a result of higher overall profits of the Company as compared to the prior year. Finally, compensation and benefits of Equitrade included in the consolidated results for the three and six months ended November 30, 1995 aggregated $975,000 and $1,978,000, respectively.

      Clearing and related charges increased by approximately $5,609,000, or 71%, and $12,236,000, or 80%, for the three month and six month periods ended November 30, 1995, as compared to the prior year. The increase was principally due to the operations of NDB for which clearance charges amounted to approximately $3,430,000 and $6,584,000 for the three and six months ended November 30, 1995, respectively, compared to $1,681,000 and $2,869,000 for the three and six months ended November 30, 1994. In addition, the increased volume of Sherwood Securities' trading activity led to increases in both clearance charges and payments made to correspondents for order flow.

      Communications expense increased by $1,168,000, or 74%, and $2,081,000, or 70%, for the three and six months ended November 30, 1995 as compared to the previous year. The increase was mainly due to an increase in the activities of NDB, namely telephone and quotations expense.

      Other expenses increased by approximately $1,145,000, or 41%, and $1,215,000, or 20%, for the three and six months ended November
30, 1995, respectively, as compared to the prior  year.   The  increase
was due, specifically, to increases in professional fees, occupancy costs, registration fees and depreciation and amortization expense and, generally, to the overall increase in the volume of business and an increase in staff size. Offsetting these increases was a large reduction in advertising expenditures made in connection with NDB. Corresponding to the commencement of NDB's operations, the Company ran an extensive media campaign through September 1994 at which time the amount and frequency of advertising lessened significantly.

      Interest expense increased by approximately $148,000 and $290,000 for the three and six months ended November 30, 1995 as compared to the previous year due to the operations of Equitrade.


Liquidity
---------
      The Company's tangible assets are highly liquid with more than 76% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been
financed  by  internally  generated  funds.   In addition, margin account
borrowings are available to the  Company from its clearing brokers.

      The Company's broker-dealer entities, Sherwood Securities, NDB and Equitrade, are subject to the minimum net capital requirement of the SEC which is designed to measure the general financial soundness
and  liquidity of  broker-dealers.   As  of November 30, 1995, Sherwood

                             (15)

Securities,  NDB  and  Equitrade had  approximately  $24,636,000,
$5,383,000 and $18,515,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses which are more severe than those imposed on most other businesses.

     Cash flows from operations will vary on a daily basis as the
Company's   portfolio  of  marketable  securities changes.   The Company's
ability to convert marketable securities owned into cash is determined by the depth of the market and the size of the Company's security positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on Sherwood Securities, NDB and Equitrade which directly affects the amount of funds available for operating, investing and financing activities.

     The operations of an American Stock Exchange Specialist book continue to be funded by the income generated by the book.

      Cash flows from the Company's investment activities are directly related to market conditions.

      During the six months ended November 30, 1995, the Company repurchased 36,888 additional shares in connection with its December 1992 plan to buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 1995, 818,306 shares had been acquired. The source of funds for these purchases were internally generated. In addition to the above purchases, during the six months ended November 30, 1995, the Company acquired 28,876 shares of common stock which were tendered by officers of the Company to exercise stock options and to pay related income taxes.


Effects of Inflation
--------------------
      The  Company's  assets  are not significantly affected by inflation
because  they  are  primarily  monetary  in   nature.  Management believes
that  replacement  costs   of   furniture, equipment  and leasehold
improvements will not materially  affect operations.  However, the rate of inflation affects the Company's principal  expenses  such  as
employee  compensation,  rent  and communication,   which  may  not  be
readily recoverable from increased revenues. Because of market forces and competitive conditions in the securities industry, a broker-dealer may be unable to unilaterally increase spreads and commissions in order to recover increased costs related to inflation. Consequently, the Company must rely on increased volume for this purpose. However, the Company has significant cash balances on deposit with its principal clearing broker on which interest is paid which, in the event there are higher interest rates which normally result from inflation, would offset some of the costs.







                                (16)

   PART II - OTHER INFORMATION

   Item 1 - LEGAL PROCEEDINGS

        The Company reported in its Form 10-K for the year ended May 31, 1995 that certain class action complaints, Charles Kaye and Sulochana Dessi, et al. v. Herzog, Heine, Geduld, et al. (United States District Court for the Southern District of New York); Jerome Robinson v. Herzog, Heine, Geduld, et al. United States District
Court for the Southern District of New York); and Lawrence A. Abel, et al. v. Merrill Lynch Incorporated & Co., et al. (Superior Court of California, County of San Diego), were filed on May 27, 1994 against Sherwood Securities and several other market makers on the NASDAQ exchange. Subsequent to May 27, 1994, several additional class action complaints were filed which contained the same or similar allegations and request similar relief.

     By Order dated October 14, 1994, the Judicial Panel on Multidistrict Litigation consolidated the above matters and any later-filed "tag along" cases for pre-trial proceedings in the United States District Court for the Southern District of New York, entitled In Re NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996 (RWS).
A Second Amended Complaint  was  filed  on August  22,  1995.   The  Second
Amended  Consolidated  Complaint repeated  most  of the allegations of the various  earlier  filed complaints,  except  that  plaintiffs  are  no
longer   alleging violations  of the Securities Exchange Act of 1934,  as amended. Rather, their claims are limited to those previously alleged under the Federal antitrust laws. Plaintiffs have also now limited their claims to approximately 1,659 stocks traded on NASDAQ. On December 18, 1995, Sherwood Securities filed an answer to the
Second Amended Complaint denying liability and asserting certain affirmative defenses. The Company intends to vigorously defend itself against these allegations.

   Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held an Annual Meeting of its Stockholders on October 24, 1995.

       (b) (i) The following persons were elected directors for a term of three years:

                                     Votes       Votes
                                      For       Withheld
                Arthur Kontos       12,022,059       29,550
                Richard J. Marino   12,023,259       28,350

                Ralph N. Del Deo    12,023,259       28,350


                 The following persons continued as directors:
                 James H. Lynch, Jr., Dennis Marino, Carl H.
                 Hewitt, John Duffy and Thomas Neumann.

           (ii) The shareholders ratified the adoption of the Company's 1995 Stock Option Plan. The following was the shareholder vote on this matter:


                              (17)

                For:                 7,970,516
                Against:               526,610
                Abstain:               105,830
                Broker Non-Vote:     3,448,653

             (iii) The  shareholders  ratified  the  Employment Agreement dated as of September 12, 1995 between the Company and Arthur Kontos and the performance goals adopted by the Employment Agreement Committee and the Board of Directors with respect thereto. The following was the shareholder vote on this matter:

                   For:                 8,417,426
                   Against:               131,025
                   Abstain:                78,280
                   Broker Non-Vote:     3,424,877

            (iv) The shareholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending May 31, 1996. The following was the shareholder vote on this matter:

                   For:                 12,026,978
                   Against:                 16,351
                   Abstain:                  8,280
                   Broker Non-Vote:              0

   Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:

                Exhibit 10.1 - Employment Agreement dated as of
                   September 12, 1995 by and between Arthur Kontos and the Company

                Exhibit 10.2 - Letter of Arthur Kontos exercising his
                  option under Employment Agreement

                Exhibit 11 - Computation of Earnings Per Share


            (b) The Company filed one report on Form 8-K dated
                September 18, 1995 during the quarter ended
                November 30, 1995 respecting Item 5, Other Events Regarding Certain Indemnification Agreements








                              (18)

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            The Sherwood Group, Inc.
                                            ------------------------

   Date: January 10, 1996                By: Dennis Marino
   ----------------------                    ------------------------
                                             Dennis Marino
                                            (Executive Vice President
                                             and Chief Administrative
                                             Officer)


   Date: January 10, 1996                By: Denise Isaac
   ----------------------                    ------------------------
                                             Denise Isaac
                                             Chief Financial Officer

























                             (19)