Form 10-Q
period 1996-02-29
SHERWOOD GROUP INC
filed 1996-04-12
CIK 811917

CONFORMED


                            FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


        [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For Quarter Ended February 29, 1996

                                 OR
        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from                 to
                                          --------------   -------------


                 Commission file number       1-9480
      ---------------------------------------------------------------------



                         The Sherwood Group, Inc.
      ----------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)



             Delaware                                          22-2394480
     ----------------------------------------------------------------------
          (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)              Identification No.)


      10   Exchange Place Centre, Jersey City, New Jersey     07302
  ----------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip code)


- --------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


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

           13,115,454 shares of Common Stock,  par  value $.01 per share, were outstanding on March 31, 1996.


                      THE SHERWOOD GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                    PAGE

                                                                  --------

Part I - Financial Information

Item 1. - Financial Statements

Consolidated Statements of Financial Condition
       (Unaudited)  -  February  29, 1996  and  May 31, 1995            3

Consolidated Statements of Income (Unaudited) -
       Three Months and Nine Months Ended February  29, 1996 and 1995   4

Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months  Ended February 29,  1996  and  1995                 5

Notes to Consolidated Financial Statements
       (Unaudited) - February 29, 1996                                  6


Item 2. - Management's Discussion and Analysis of
       Financial  Condition  and Results  of  Operations              7 - 9


Part II - Other Information

Item 1. - Legal Proceedings                                             10

Item 6. - Exhibits and Reports on Form 8-K                              10

Signatures                                                              11



   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS

            THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               February 29,           May 31,
                                                  1996                 1995
  ASSETS                                       (Unaudited)         (Unaudited)

Cash                                            $   813,843        $   593,473
Receivables:
  Brokers and dealers                            52,278,319         47,802,429
  Other                                             421,945            224,049
Securities owned, at market value                36,707,972         41,777,895
Investment securities not readily marketable,
     at fair value
                                                    401,320            401,320
Investment in partnerships                          261,489            252,180
Notes receivable                                    596,410            642,035
 Furniture, fixtures and equipment,
and leasehold improvements - at cost, net of
accumulated depreciation and amortization of
$6,630,835 at February 29, 1996 and $6,608,583
at May 31, 1995                                  13,209,330          3,861,992
Computer software, net of accumulated
amortization of $434,266 at February 29, 1996
and $322,048 at May 31, 1995                        394,258            401,008
Identified intangible assets, net of accumulated
amortization of $1,134,229 at February 29, 1996
and $1,051,386 at May 31, 1995                    3,054,051          3,386,894
Exchange memberships (market value $2,340,000 at
February 29, 1996 and $1,560,000 at May 31, 1995) 1,166,496          1,166,496
Subordinated notes receivable                     3,250,000          3,250,000
Other assets                                      8,785,148          9,271,091
                                               $121,340,581     $  113,030,862

       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Securities sold, not yet purchased, at
    market value                              $  14,988,131      $  24,624,955
 Accounts payable and accrued expenses,
    including compensation payable to
    officers and employees of $10,081,357
    at February 29, 1996 and $8,970,821 at
    May 31, 1995                                 20,397,818         14,471,330
 Secured demand notes payable                     3,250,000          3,250,000
 Income taxes payable                             2,909,181          1,365,856
 Minority interest in Equitrade                   4,354,841          3,341,220
      Total liabilities                          45,899,971         47,053,361

Commitments and Contingencies (Note 4)

Stockholders' equity (Note 5)
 Preferred stock - $.01 par value;
   authorized 1,000,000 shares, none issued             -                -
 Class A common stock - par value $.01 per share;
   authorized 50,000,000 shares; none issued            -                -
 Common stock - $.01 par value; authorized
   50,000,000 shares; issued 14,343,201 shares      143,432            143,432
 Additional paid-in capital                      53,699,885         58,134,052
 Retained earnings                               30,586,089         17,804,212
                                              -------------        ------------
                                                 84,429,406         76,081,696
 Less: Treasury stock - at cost, 1,446,114
    shares at February 29, 1996 and 2,033,490
    shares at May 31, 1995                       (8,988,796)       (10,104,195)
       Total stockholders' equity                75,440,610         65,977,501
                                              $ 121,340,581      $ 113,030,862


The accompanying notes are an integral part of these statements.

                               (3)

              THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                                       Three Months Ended February 29,   Nine Months Ended February 29,
                                            1996          1995              1996            1995

Revenues:
  Firm securities transactions - net    $ 37,309,944  $ 19,096,150     $ 95,314,562 $ 54,727,359
  Commission income                        7,855,709     3,782,006       20,856,454    9,292,014
  Equity income in partnerships               26,697     1,252,845           40,309    3,548,599
  Investment securities gains realized          -             -             -             76,375
  Interest income                          1,448,607       936,081        4,276,140    2,277,980
  Fee income                                 341,926       112,866          961,531      222,960
  Other revenues                             213,566       170,698          614,128      470,185
                                          47,196,449    25,350,646      122,063,124   70,615,472

Expenses:
  Compensation and benefits               15,249,586     7,394,684       37,939,862   21,040,328
  Clearing and related charges            14,510,707     8,668,466       42,019,930   23,941,637
  Communications                           2,596,718     1,570,388        7,664,696    4,557,076
  Other expenses                           5,516,827     2,604,925       12,905,838    8,779,089
  Interest expense                           125,634           898          201,923       10,333
                                          37,999,472    20,239,361      100,732,249     58,328,463

   Income before minority interest and
     income taxes                          9,196,977     5,111,285       21,330,875     12,287,009

  Income of Equitrade allocated to
    minority partners                       (994,821)         -          (2,282,213)      -

   Income before income taxes              8,202,156     5,111,285       19,048,662     12,287,009

   Income taxes:
      Currently payable:
        Federal                            1,922,687       100,186        4,084,163        237,027
        State and local                    1,138,843       742,248        2,182,622      1,789,199
                                           3,061,530       842,434        6,266,785      2,026,226

   Net income                         $    5,140,626    $4,268,851       12,781,877    $10,260,783


   Income per common and common
      equivalent share (a)<F1>(b)<F2>:
        Net income                         $    0.39     $    0.31      $      0.97        $  0.75


Weighted average common shares
 outstanding                              13,227,253    13,567,444       13,238,583     13,678,448

<F1>(a) For presentation purposes, primary and fully diluted are identical.

<F2>(b) The sum of the individual quarters' earnings per common share does not equal the total amount for the nine months ended February 29, 1996 due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

The accompanying notes are an integral part of these statements.


(4)

                 THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                               Nine Months Ended February 29,
                                                    1996              1995

 Cash flows from operating activities:
  Net income                                   $   12,781,877   $  10,260,783

 Non-cash items included in net income:
  Equity income in partnerships                       (40,309)     (3,548,599)
  Depreciation and amortization                     2,407,068       1,290,768
  Gain on sales of investment securities
    not readily marketable                               -            (76,375)
  Income of Equitrade allocated to minority
    partners                                        2,282,213           -
                                                    4,648,972      (2,334,206)
 (Increase) decrease in operating assets:
  Receivables:
    Brokers and dealers                            (4,475,890)     17,920,536
    Other                                            (197,896)       (217,689)
  Marketable securities owned, at market value      5,069,923     (18,946,343)
  Other assets                                        485,943      (5,446,970)
                                                      882,080      (6,690,466)
 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased,
    at market value                                (9,636,824)      2,363,319
  Accounts payable and accrued expenses             3,323,491      (1,233,428)
  Income taxes payable                              1,543,325         438,084
                                                   (4,770,008)      1,567,975
  Net cash provided by operating activities        13,542,921       2,804,086

 Cash flows from investing activities:
  Proceeds from sales of investment securities
    not readily marketable                               -             99,575
  Distributions from partnerships                      31,000       2,641,956
  Loans made                                         (502,948)       (242,500)
  Principal collected on notes receivable             548,573       1,031,652
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements         (11,309,345)     (1,022,730)
  Purchases of computer software                     (105,468)         (2,595)
  Principal collected on subordinated note                -         1,000,000
  Issuance of subordinated note                           -        (5,000,000)
 Net cash used in investing activities            (11,338,188)     (1,494,642)

 Cash flows from financing activities:
  Purchase of treasury stock                       (1,115,771)     (1,489,436)
  Proceeds from exercise of options                   400,000            -
  Capital withdrawals by minority interest         (1,268,592)           -
 Net cash provided by used in financing
    activities                                     (1,984,363)     (1,489,436)

 Net increase (decrease) in cash                      220,370        (179,992)
 Cash at beginning of period                          593,473         474,733
 Cash at end of period                           $    813,843    $    294,741

Supplemental disclosure of non-cash financing activities:
  During the period from November 1995 through February 1996, certain executives of the Company exercised an aggregate of 670,000 options for the purchase of 670,000 shares of the Company's common stock with an exercise price of $1 per share and 66,000 options for the puchase of 66,000 shares with an exercise price of $3.625 per share. In order to pay for the exercise price and to reimburse the Company for the income taxes ($2,602,997) on the gain related to the transaction, the executives remitted to the Company 394,677 shares of the Company's common stock with a market value of $3,487,247.

The accompanying notes are an integral part of these statements.

(5)

            THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                        February 29, 1996


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


Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1995 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the three and nine months ended February 29, 1996 presentations.


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


Note 5 - Net capital requirements

      As registered broker-dealers, Sherwood Securities, NDB and Equitrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 (the "Rule"). As of February 29, 1996, the net capital of Sherwood Securities, NDB and Equitrade exceeded their required net capital by $31,712,000, $5,738,000 and $19,460,000, respectively.

      The Rule also provides that the equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at February 29, 1996, the payment of dividends and advances to the Company by Sherwood Securities, NDB and Equitrade is limited to $31,512,000, $5,688,000 and $19,410,000, respectively, under the most restrictive of these requirements. The Securities and Exchange Commission ("SEC") may, by order, restrict the withdrawal of equity capital on a net basis if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.

                               (6)

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      The results of the Sherwood Group, Inc. and subsidiaries (the "Company") for the three months and nine months ended February 29, 1996 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak") and Equitrade Partners ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in NASDAQ/OTC securities. NDB is a deep discount retail brokerage firm and Equitrade is a registered specialist in equity securities on the New York Stock Exchange. Prior to March 1, 1995, the Company's investment in Equitrade was accounted for on an equity basis, with the Company's share of Equitrade's net income included in equity income in partnerships in the consolidated statements of income. Subsequent to March 1, 1995, Equitrade's total revenue and expenses have been consolidated with the share of Equitrade's net income attributable to minority partners reflected in the consolidated statements of income as income of Equitrade allocated to minority partners.

      The Company's consolidated net income for the three months ended February 29, 1996 was $5,141,000 compared to $4,269,000 for the three months ended February 28, 1995. For the quarter ended February 29, 1996, the principal subsidiaries, Sherwood Securities, Triak and Equitrade (which was not consolidated in
1995)  had  net  income of $4,010,000, $832,000  and  $2,636,000, respectively, compared to net income of $4,021,000, $165,000 and $1,529,000 for the quarter ended February 28, 1995, respectively. The Company's consolidated net income for the nine months ended February 29, 1996 was $12,782,000 compared to $10,261,000 for the nine months ended February 28, 1995. For the nine months ended February 29, 1996, Sherwood Securities, Triak and Equitrade (not consolidated in 1995) had net income of $8,376,000, $2,115,000 and $6,183,000, respectively, compared to net income (loss) of $12,365,000, $(2,244,000) and $5,064,000, respectively, for the nine months ended February 28, 1995.

      Total revenue for the Company increased by approximately $21,846,000, or 86%, for the three months ended February 29, 1996 and $51,448,000, or 73%, for the nine months ended February 29, 1996, as compared with the previous year's respective periods.

      Revenue from firm securities transactions for Sherwood Securities increased approximately $13,405,000, or 70%, and $28,340,000, or 52%, for the three and nine month periods ended February 29, 1996, respectively, when compared to the prior year. Sherwood Securities' overall trading volume increased approximately 68% and 75% for the same periods, respectively. However, trading profits per ticket continued to decline. Several factors contributed to this decrease in trading profits per ticket. Regulatory changes enacted by the Securities and Exchange Commission ("SEC") and the National Association of
Securities Dealers have caused an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, increased volatility in the marketplace, capacity constraints and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per ticket for both the three and nine month periods ended February 29, 1995. Equitrade's revenues from firm securities transactions, included in total revenues for the three and nine months ended February 29, 1996, approximated $4,809,000 and $12,248,000, respectively.

     The Company's commission income, primarily generated by NDB, increased by approximately $4,074,000, or 108%, and $11,564,000, or 124%, for the three and nine months ended February 29, 1996, respectively, when compared with the prior year. The increase is due to the fact that NDB's volume of transactions increased by 132% and 166% for the three and nine months ended February 29, 1996, respectively, when compared with the previous year, which was NDB's first full year of operations.

      For periods prior to March 1, 1995, when the Company accounted for its investment in Equitrade on an equity basis, the primary portion of equity income in partnerships was equity income from Equitrade. The Company's share of Equitrade's net income of $1,529,000 and $5,064,000 for the three and nine months ended February 28, 1995, respectively, was $1,240,000 and $3,521,000, respectively. After March 1, 1995, of the total Equitrade net income of $2,636,000 and $6,183,000 for the three and nine months ended February 29, 1996, respectively,
Equitrade's net income attributed to minority partners was $995,000 and $ 2,282,000, respectively.



(7)

      There were no investment securities transactions for the three or nine months ended February 29, 1996 or for the three months ended February 28, 1995. Gains on sales of investment securities aggregated $76,000 for the nine months ended February 28, 1995 resulting entirely from the sale of 11,600 shares of Network Imaging Corp., a publicly traded company, (IMGX) during June 1994 and July 1994.

     Interest income increased by approximately $513,000, or 55%, and $1,998,000, or 88%, for the three and nine months ended February 29, 1996, respectively, as compared to the previous year. The increase is due to a significant rise in NDB's customer debit and credit balances held with the Company's clearing broker and an increase in the agreed upon rate used to compute interest earned on such customer balances. Also contributing to the increase were the availability of larger amounts of cash for investment and higher average market interest rates than in the prior year.

      Fee income increased by $229,000 and $739,000 for the three and nine months ended February 29, 1996, respectively, as compared to the prior year. The increase is due to larger 12b-1 fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year.

      Total expenses for the three months ended February 29, 1996 increased approximately $17,760,000, or 88%, from $20,239,000 in 1995 to $37,999,000 in 1996. Total expenses for the nine months ended February 29, 1996 increased approximately $42,404,000, or 73%, from $58,328,000 in 1995 to $100,732,000 in 1996. The reasons for the increase in expenses are set forth below.

     Compensation and benefits increased $7,855,000, or 106%, and $16,900,000, or 80%, for the three and nine month periods ended February 29, 1996, respectively, compared with the prior year. The increase is due primarily to higher commissions paid to traders and salespeople because of higher trading profits and to an increase in office salaries and related benefits due principally to NDB's larger staff size. Also, higher bonuses were accrued as a result of higher overall profits of the Company as compared to the prior year. Finally, compensation and benefits of Equitrade included in the consolidated results for the three and nine months ended February 29, 1996 aggregated $950,000 and $2,928,000, respectively.

     Clearing and related charges increased by approximately $5,842,000, or 67%, and $18,078,000, or 76%, for the three month and nine month periods ended February 29, 1996, as compared to the prior year. The increase was principally due to the operations of NDB for which clearance charges amounted to approximately $3,811,000 and $10,395,000 for the three and nine months ended February 29, 1996, respectively, compared to $2,014,000 and $4,883,000 for the three and nine months ended February 28, 1995. In addition, the increased volume of Sherwood Securities' trading activity led to increases in both clearance charges and payments made to correspondents for order flow.

      Communications expense increased by $1,026,000, or 65%, and $3,108,000, or 68%, for the three and nine months ended February 29, 1996 as compared to the previous year. The increase was mainly due to an increase in the activities of NDB, namely telephone and quotations expense.

      Other expenses increased by approximately $2,912,000, or 112%, and $4,127,000, or 47%, for the three and nine months ended February 29, 1996, respectively, as compared to the prior year. The increase was due, specifically, to increases in professional fees, occupancy costs, registration fees and depreciation and amortization expense and, generally, to the overall increase in the volume of business and an increase in staff size. Offsetting these increases was a reduction of $1,499,000 in advertising expenditures made in connection with NDB. Corresponding to the commencement of NDB's operations, the Company ran an extensive media campaign through September 1994 at which time the amount and frequency of advertising lessened significantly.

      Interest expense increased by approximately $125,000 and $192,000 for the three and nine months ended February 29, 1996 as compared to the previous year due to the operations of Equitrade.







                               (8)

Liquidity

      The Company's tangible assets are highly liquid with more than 78% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally generated funds. In addition, margin account borrowings are available to the Company from its clearing brokers.

      The Company's broker-dealer entities, Sherwood Securities, NDB and Equitrade, are subject to the minimum net capital requirement of the SEC which is designed to measure the general financial soundness and liquidity of broker-dealers. As of February 29, 1996, Sherwood Securities, NDB and Equitrade had approximately $31,712,000, $5,738,000 and $19,460,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses which are more severe than those imposed on most other businesses.

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

      The  operations  of the Company's American  Stock  Exchange
Specialist book continue to be funded by the income generated by the book.

      Cash flows from the Company's investment activities are directly related to market conditions.

      During the nine months ended February 29, 1996, the Company repurchased 128,927 additional shares in connection with its December 1992 plan to buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. As of February 29, 1996, 910,345 shares had been acquired under this plan. The source of funds for these purchases were internally generated. In addition to the above purchases, during the nine months ended February 29, 1996, the Company acquired 394,677 shares of common stock which were tendered by executives of the Company to exercise stock options and to pay related income taxes.

     During March 1995, Triak signed a new lease agreement in New York City for the purpose of relocating its offices and brokerage facilities. The lease. for approximately 36,000 square feet, commences on April 1, 1996 and expires on September 29, 2008. Triak's obligation to pay base rent begins on April 1, 1997. The obligation for any real estate tax and operating escalations, as defined in the lease agreement, is effective as of January 1, 1996. Commencing April 1, 1997, base rent on the new space is approximately $718,000 per annum.

Effects of Inflation

      The Company's assets are not significantly affected by inflation because they are primarily monetary in nature. Management believes that replacement costs of furniture, equipment and leasehold improvements will not materially affect operations. However, the rate of inflation affects the Company's principal expenses such as employee compensation, rent and communication, which may not be readily recoverable from increased revenues. Because of market forces and competitive conditions in the securities industry, a broker-dealer may be unable to unilaterally increase spreads and commissions in order to recover increased costs related to inflation. Consequently, the Company must rely on increased volume for this purpose. However, the Company has significant cash balances on deposit with its principal clearing brokers on which interest is paid which, in the event there are higher interest rates which normally result from inflation, would offset some of the costs.







                                (9)

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



Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:

                Exhibit 10.1 - Waiver of Bonus by Arthur Kontos

                Exhibit 10.2 - Sublease Agreement Between Jonson
                               & Higgins and Triak Services Corp.

                Exhibit 11 - Computation of Earnings Per Share


             (b) The Company filed no reports on Form 8-K during the quarter ended February 29, 1996.






















                              (10)

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            The  Sherwood  Group, Inc.
                                        ---------------------------------

   Date: April 10, 1996               By: Dennis Marino
  -------------------------               ------------------------
                                          Dennis Marino
                                         (Executive Vice President
                                          and Chief Administrative
                                          Officer)


  Date: April 10, 1996                By: Denise Isaac
  -------------------------               ------------------------
                                          Denise Isaac
                                          Chief Financial Officer

























                             (11)