Form 10-K
period 1996-05-31
SHERWOOD GROUP INC
filed 1996-08-19
CIK 811917

               Securities And Exchange Commission
                     Washington, D.C. 20549

                            Form 10-K
        [X] Annual Report Pursuant To Section 13 Or 15(d)
             Of The Securities Exchange Act Of 1934
             For the fiscal year ended May 31, 1996
                               Or
     [  ] Transition Report Pursuant To Section 13 Or 15(d)
             Of The Securities Exchange Act Of 1934
       For the Transition Period from                  to

                   Commission File No. 1-9480
                    The Sherwood Group, Inc.
     (Exact name of registrant as specified in its charter)

            Delaware                            22-2394480
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification
                                                 Number)

10 Exchange Place Centre, Jersey                  07302
        City, New Jersey
(Address of principal executive                 (Zip Code)
            offices)

Registrant's telephone number, including area code (201) 946-2200

   Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each
      Title of each class                        exchange
                                           on which registered
  Common Stock, .01 par value                 New York Stock
                                                 Exchange

   Securities registered pursuant to Section 12(g) of the Act:

                              None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 31, 1996, 13,017,161 common shares were outstanding, and the aggregate market value of the common shares of The
Sherwood  Group,  Inc. held by non-affiliates  was  approximately
$59,093,775.

               Documents Incorporated By Reference

      Document Incorporated               Part of Report
           By Reference               Into Which Incorporated
Proxy Statement for Annual Meeting           Part III
   to be held October 22, 1996


Item 1.    Business


Introduction

The Sherwood Group, Inc. (the "Company") is a holding company whose principal wholly owned subsidiaries are Sherwood Securities Corp. ("Sherwood Securities") and Triak Services Corp. ("Triak"), whose primary operating division is National Discount Brokers ("NDB").

Sherwood Securities was formed in 1968 and specializes in the market making of NASDAQ and Small-Cap securities on a wholesale basis. As a national trading firm with offices in Jersey City, New Jersey; Chicago, Illinois; Minneapolis, Minnesota; Denver, Colorado; Los Angeles, California; and Boston, Massachusetts, Sherwood Securities trades approximately 3,200 NASDAQ and Small-Cap securities as market maker and principal for its own account. Sherwood Securities also acts as a Specialist in 21 equity securities on the American Stock Exchange ("AMEX") and provides limited retail brokerage services.

NDB,   another  registered  broker-dealer,  is  a  deep  discount brokerage firm specializing in trade execution for individual investors.

The Company also holds a 60% limited partnership interest in Equitrade Partners, a New York limited partnership ("Equitrade"). Equitrade is a registered specialist on the New York Stock Exchange ("NYSE") and, as of July 31, 1996, was a specialist in 96 equity securities.

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

The Company also owns a 49% limited partnership interest in Anvil Institutional Services Company ("Anvil Joint Venture") which, in turn, owns Anvil Institutional Services, Inc. ("Anvil"), which is a qualified minority broker-dealer registered in New York, California and Ohio.

The Company was incorporated under the laws of Delaware in December 1981 under the name The Sherwood Equity Group Ltd. It changed its name to The Sherwood Capital Group, Inc. in 1983 and in 1987 adopted its present name. The Company's common stock is listed on the NYSE under the symbol "SHD".

The  Company's  principal executive offices  are  located  at  10
Exchange Place Centre, Jersey City, New Jersey and its telephone number is (201) 946-2200.


Recent Developments

During  December  1995,  the Board of Directors  of  the  Company
appointed  Mr. Stephen DiLascio as director of the Company.   Mr.
DiLascio is currently the managing general partner of Equitrade.

During May 1996, the Company commenced operations of a new wholly owned subsidiary, Market Distribution Concepts Inc. ("MDC"). MDC delivers comprehensive technical solutions to trading firms and individuals. Access to MDC's warehouse of market data, applications and value-added services is available through a single connection to MDC's network or via the Internet.

On December 22, 1992, the Board of Directors approved a program to repurchase up to 1,500,000 shares of the Company's common stock. The shares are to be purchased from time to time in the open market or in privately negotiated transactions. The shares will be held as treasury shares for general corporate purposes. Through May 31, 1996, 1,012,700 shares had been repurchased as part of this program excluding shares received by the Company as consideration for the exercise of options to acquire common stock of the Company or to pay withholding taxes related thereto. From June 1, 1996 to July 31, 1996, 12,571 additional shares had been repurchased under the program.


Revenue by Source

The following table sets forth sources of the Company's revenues on a comparative basis for the periods indicated:

                          Fiscal Year Ended May 31,
                       1996               1995(a)<F1>            1994
                  Amount        %    Amount         %      Amount     %

Firm
securities
transactions
(net)          $129,788,217  72.03  $77,998,126   75.74  $79,828,510  89.07
Commission
income           30,723,379  17.05   14,412,331   14.00    3,562,099   3.97
Floor
brokerage
income           11,419,504   6.34    2,389,616    2.33      759,076    .86
Equity income
in
partnerships         40,106    .02    3,597,096    3.49    3,014,259   3.36
Investment
securities
gain (loss)             -      -         76,375     .07      680,450    .76
Interest and
dividend
income            5,907,779   3.28    3,465,614    3.37    1,446,146   1.61
Fee income        1,353,686    .75      395,417     .38        7,071    .01
Other income        952,537    .53      640,804     .62      322,261    .36
Total revenue  $180,185,208 100.00 $102,975,379  100.00  $89,619,872 100.00

<F1>(a) For the period June 1994 through February 1995, the results of operations for Equitrade were accounted for
using the equity method and are included in equity income in
partnerships.  Thereafter, the results of    operations for
Equitrade were consolidated with those of the Company.  See
"Results of Operations".

Market Making and Specialist Activities of Sherwood Securities

General. A significant portion of the Company's revenues (see "Revenue by Source") is directly related to the market making activities of Sherwood Securities. As a national market maker in NASDAQ and Small-Cap securities, Sherwood Securities acts as a wholesale dealer in the execution of transactions. In "making a market" in approximately 3,200 NASDAQ and Small-Cap securities, as of July 31, 1996, Sherwood Securities acts as a principal in transactions through buying, selling and maintaining an inventory in the securities in which it makes a market.

Sherwood Securities is prepared to buy or sell any of the securities in which it has elected to be a market maker.
Approximately 2,600 of the securities in which Sherwood Securities is a market maker, as of July 1996, were displayed in the electronic quotation medium referred to by the acronym "NASDAQ" (National Association of Securities Dealers Automated Quotation System). The firms which have elected to make a market in a security quoted on NASDAQ display the price at which they are willing to buy (bid) or sell (ask) these securities. The market maker adjusts its bid and ask prices in response to supply, demand and other factors affecting the market for each security. Approximately 1,950 of the securities displayed on NASDAQ in which Sherwood Securities makes a market are listed on the national market system list of NASDAQ. Approximately 650 securities in which Sherwood Securities makes a market are quoted on the National Association of Securities Dealers, Inc. ("NASD") list of Small-Cap Issues.

Special relations with brokers. A significant portion of Sherwood Securities' trading volume is transacted over a dedicated communications network. Private telephone lines connect Sherwood Securities' trading operations to the order entry departments of approximately 225 brokerage firms and institutional customers. This private communications network provides these parties with immediate access to Sherwood Securities' trading operations and facilitates the handling of their customer orders.

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

Specialist activities. As of July 31, 1996, Sherwood Securities served as a specialist in 21 equity securities on the AMEX. This activity is cleared through Spear Leeds & Kellogg ("SLK"). The Company also holds a 60% limited partnership interest in Equitrade whose activity is also cleared through SLK. As of July 31, 1996, Equitrade served as a specialist in 96 equity securities on the NYSE.

Securities positions. Sherwood Securities and Equitrade take both long and short positions in securities in which they make a market. The following table illustrates, for the fiscal years indicated, the highest, lowest and average month-end inventory at market value (based on the aggregate of the net long and net short position of trading securities). The following securities positions include positions held by Equitrade subsequent to February 1995. See Note 4 of Notes to Consolidated Financial Statements.








Fiscal Year            Highest     Lowest    Average
Ended May 31         Month End  Month End  Month End

1994*<F1>            46,519,207  26,555,472  34,610,403
1995**<F2>           69,158,382  25,653,178  47,079,105
1996***<F3>          83,622,273  58,791,795  71,981,880

<F1> *  Includes Highest Month End, Lowest Month End
        and Average Month End for positions held as a specialist on AMEX of $2,146,366, $1,099,039 and $1,438,548, respectively.

<F2> ** Includes Highest Month End, Lowest Month End
        and Average Month End for positions held as a specialist on AMEX of $1,806,318, $333,902 and $1,187,637, respectively. Includes Highest
        Month End, Lowest Month End and Average
        Month End for positions held as a specialist on NYSE of $18,846,852, $11,492,129 and
        $14,109,605, respectively.

<F3> ***Includes Highest Month End, Lowest Month End
        and Average Month End for positions held as a specialist on AMEX of $1,239,808, $555,261 and $890,693, respectively. Includes Highest Month
        End, Lowest Month End and Average Month End for positions held as a specialist on NYSE of $33,016,783, $19,440,618 and $24,893,510, respectively.

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

On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc., a minority owned broker-dealer. This holding represents, as of May 31, 1996, approximately 14% of the outstanding common shares of Emmett A. Larkin Company, Inc.

Investment in property. The Company, through its wholly owned subsidiary, Sherwood Properties Corp., is an investor in a real estate limited partnership. This investment is estimated to have a nominal value.


Other Business

Institutional  business.  Sherwood Securities primarily  executes securities transactions for institutional investors such as banks, mutual funds, money managers and insurance companies. Such investors normally purchase and sell securities in large quantities which require special marketing and trading expertise provided by a staff of 53 institutional sales people. Most transactions with institutional customers involve securities in which Sherwood Securities is a market maker and are executed as principal transactions. Additionally, SMI has approximately 40 major institutional clients.

Retail securities business. NDB is a deep discount brokerage firm specializing in trade execution for individual investors. NDB's strategy is to provide low cost transactions with quick execution and a higher level of service than that provided by other discount brokers. In addition, NDB was created as part of a plan to capture a greater share of NASDAQ activity. This vertical integration allows NDB to receive fees from customers to execute orders and then pass the orders to Sherwood Securities for market-making opportunities. As of July 31, 1996, NDB's activities were conducted through six offices located throughout the United States and NDB had approximately 84,000 customers.


Interest Revenue

Sherwood Securities, NDB and Equitrade receive interest primarily from credit balances which may exist from time to time in the clearance accounts maintained with their clearing brokers. NDB also receives interest based on debit balances maintained by its customers in their accounts held by NDB's clearing broker. In addition, the Company received interest from short-term investments in U.S. Treasury securities and on its subordinated note receivable with Anvil.


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

Sherwood Securities clears its wholesale market-making transactions through National Financial Services Corporation ("NFSC"). Broadcort Capital Corporation, a wholly owned subsidiary of Merrill Lynch & Co., Inc., clears Sherwood Securities' and SMI's customer transactions. Equitrade's NYSE and Sherwood Securities' AMEX transactions are cleared through SLK. The Sherwood Securities clearing agreement with NFSC is for a term of one year and may be terminated by either party upon 180 days' prior written notice. Without such prior written notice, the agreement automatically renews annually. The Sherwood Securities clearing agreement and the Equitrade clearing agreement with SLK are for an indefinite period of time and may be terminated upon 35 days' prior written notice by either party. The Sherwood Securities clearing agreement with Broadcort Capital Corporation is for an indefinite period of time and may be terminated upon 180 days' prior written notice by either party.

NDB's transactions are cleared through the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"). The NDB clearing agreement with Pershing is for a three-year term and may be terminated upon 90 days' prior written notice by either party.


Personnel

As of July 31, 1996, the Company had 539 full-time employees of which 387 are salespeople, traders and trading assistants. Included in the preceding employee counts are NDB's 249 full-time employees of which 176 are sales personnel and Equitrade's 37 full-time employees of which 31 are trading personnel. None of the Company's personnel are covered by a collective bargaining agreement. The Company considers its relations with its personnel to be satisfactory.

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

Effective April 6, 1993, the Executive Committee of the Board of Directors mandated that in addition to whatever normal vacation time to which an employee is entitled, all full-time employees (except Equitrade's) who have completed five years of employment (three years for traders and institutional salespeople) are required to take a one-month paid sabbatical. Such sabbatical must be taken within one year after the employee's fifth anniversary (third anniversary for traders and institutional salespeople). Sabbaticals will also be required for each subsequent five or three year period of employment completed. In addition, Sherwood Securities will assume any trading losses incurred in a trader's account during a trader's sabbatical.


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


Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. However, certain regulatory matters have been delegated to self-regulatory organizations, such as the NASD. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) governing certain aspects of the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. As of July 31, 1996, Sherwood Securities was registered with the SEC, the NASD, AMEX and in 20 states and Washington, D.C. As of July 31, 1996, NDB was registered with the SEC, the NASD and in all 50 states and Washington, D.C. As of July 31, 1996, Equitrade was registered with the SEC and the NYSE.

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

During 1994, the Department of Justice (the "DOJ"), the SEC and the NASD embarked on investigations and regulatory initiatives involving the activities of many market makers in securities traded on NASDAQ. The DOJ and Sherwood Securities entered into a Stipulation and Order on July 16, 1996 which resolved, subject to approval by the United States District Court of the Southern District of New York, a civil complaint filed by the DOJ as a result of its investigation. See "Item 3. Legal Proceedings". Changes in regulations pertaining to NASDAQ may have a material effect on Sherwood Securities' over-the-counter trading activities.


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

The Company carries brokers' blanket bonds covering Sherwood Securities and NDB for loss or theft of securities, forgery of checks and drafts, embezzlement, certain employee misconduct and misplacement of securities. Such bonds provide total coverage of $750,000 for Sherwood Securities and $500,000 for NDB. The bonds contain deductibles ranging from $4,500 to $10,000.


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

In May 1991 and in December 1993, Sherwood Securities and NDB, respectively, were granted exemptions by the NASD from the computation for determination of reserve requirements for broker-dealers. The exemptions were granted pursuant to Rule 15c3-3(k)(2)(ii). During the period from June 1, 1995 through May 31, 1996, both Sherwood Securities and NDB were in compliance with the condition of this exemption.


Item 2.    Properties

In November 1995, Sherwood Securities and the Company relocated their offices and trading facilities from One Exchange Plaza, New York, New York 10006 to 10 Exchange Place Centre, Jersey City, New Jersey 07302 under a lease signed in December 1994. This lease, for approximately 36,600 square feet, commenced on January 1, 1995 and expires on January 31, 2007. Sherwood Securities' obligation to pay base rent begins on May 13, 1997.
The obligation for any operating escalations, as defined in the lease agreement, was effective as of January 1, 1995. Commencing May 13, 1997, base rent on the new space is approximately $1,025,000 per annum to July 31, 2000 and $1,172,000 from August 1, 2000 to January 31, 2007. The lease for the space in New York, covering approximately 18,000 square feet, expires in September 1996. The rental for each year during the period commencing October 1, 1992 is $738,000 until expiration. Sherwood Securities is also responsible for the payment of a pro rata portion of tax and operating escalations.

NDB's office and sales facilities occupy approximately 15,700 square feet located at 50 Broadway, New York, New York 10004 under three leases with original expiration dates of May 1997, April 1998 and December 1998, respectively. The aggregate rental for each year increases from a base of approximately $243,000 in 1995 to approximately $262,000 in 1997. NDB is also responsible for the payment of a pro-rata portion of tax and operating escalations. During fiscal 1996, in conjunction with the terms of these leases, NDB paid a total of $60,000 in order to terminate the leases by October 31, 1996. During March 1996, NDB signed a new lease agreement at 7 Hanover Square, New York, New York 10004 for the purpose of relocating and consolidating its New York offices and brokerage facilities. The lease, for approximately 36,000 square feet, commenced on April 1, 1996 and expires on September 29, 2008. NDB's obligation to pay base rent begins on April 1, 1997. The obligation for any real estate tax and operating escalations, as defined in the lease agreement, is effective as of January 1, 1996. Commencing April 1, 1997, base rent on the new space is approximately $718,000 per annum.

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

Class action complaints, Charles Kaye and Sulochana Desai, et als. v. Herzog, Heine, Geduld, et al. (United States District Court for the Southern District of New York); Jerome Robinson v. Herzog, Heine, Geduld, et al. (United States District Court for the Southern District of New York); and Lawrence A. Abel, et al.
v. Merrill Lynch Incorporated & Co., et al. (Superior Court of California, County of San Diego), were filed on May 27, 1994 against Sherwood Securities and several other market makers on the NASDAQ exchange. The Kaye and Robinson class action complaints were both filed allegedly on behalf of the named plaintiffs and a class of persons and entities who purchased or sold certain NASDAQ traded securities during the past four years. Both complaints allege that Sherwood Securities and the other NASDAQ market makers violated the federal antitrust laws by allegedly conspiring with one another to artificially inflate the "spread", or difference, between the bid and ask price for NASDAQ securities. The Kaye complaint also contains allegations that the same alleged conduct violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The relief sought in both the Kaye and Robinson actions includes declaratory and injunctive relief under the antitrust laws, as well as unspecified damages on behalf of the class, trebled in accordance with the antitrust laws and an award of counsel fees and expenses. The California state court action, Abel v. Merrill Lynch and Co., Inc., et al. is a class action brought on behalf of all persons who reside in the State of California and who have purchased or sold securities listed on NASDAQ in the past four years. This complaint alleges the same conspiracy as the Kaye and Robinson actions, but seeks relief pursuant to the California state antitrust statute, known as the Cartwright Act, and pursuant to the California Unfair Competition Act. The relief sought in this action is also declaratory and injunctive relief, as well as unspecified trebled damages on behalf of the class, restitutionary payments for alleged unjust enrichment and an award of costs and counsel fees. The Abel complaint has been dismissed without prejudice by consent, pending the outcome of the federal court actions.

Subsequent to May 27, 1994, several additional class action complaints have been filed which contain the same or similar allegations and requesting similar relief. Namely, Dampf v. Herzog, Heine, Geduld, et al. (filed in the Federal District Court for the Southern District of New York on June 6, 1994); Perlman v. Herzog, Heine, Geduld, et al. (filed in the Federal District Court for the Southern District of California on June 28, 1994); Silverman v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia on July 6, 1994); Crum v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia on July 8,
1994); Frangiosa v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia on July 8,
1994); Lutz v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia on July 11,
1994); and Derdel v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia); Burnstein v. Herzog, Heine, Geduld, et al. (filed in the Federal District Court for the District of Columbia); Fineberg v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia); Lorge v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia); Clark v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia); Hennessey
v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia); Bleznak v. Herzog, Heine, Geduld, et al. (filed in the Federal District Court for the District of Columbia); Sachs v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia); Tolchin v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia); Safina
v. Alex Brown & Sons, Inc., et al. (filed in the Federal District Court for the District of Columbia); Johnson v. Herzog, Heine, Geduld, Inc., et al. (filed in the Federal District Court for the District of Minnesota) and Dolinar v. Sherwood Securities et al. (filed in the Federal District Court for the Northern District of Illinois). There are now a total of approximately 26 pending
class   action  complaints  which  have  been  filed  in  several
different federal courts across the country, including the Southern District of New York, the Northern District of Illinois, the District of Minnesota, the Southern District of California, the District of Columbia and the District of New Jersey. The plaintiffs in the various class actions have now sued a total of 27 different NASDAQ market-maker defendants, including Sherwood Securities.

By Order dated October 14, 1994, the Judicial Panel on Multidistrict Litigation consolidated the above matters and any later-filed "tag along" cases for pre-trial proceedings in the
United States District Court for the Southern District of New York, entitled In re NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996 (RWS). An Amended Consolidated Complaint was then filed. The Amended Consolidated Complaint repeated most of the allegations of the various earlier filed complaints, except that plaintiffs are no longer alleging violations of the Securities Exchange Act of 1934, as amended. Rather, their claims are limited to those previously alleged under the Federal antitrust laws. Together with the other defendant market makers, the Company joined in a motion to dismiss the Amended Consolidated Complaint, which was granted by the Court. A Second Amended
Complaint was filed on August 22, 1995. The Second Amended Consolidated Complaint repeated most of the allegations of the Amended Consolidated Complaint, but plaintiffs limited their claims to approximately 1,659 stocks traded on NASDAQ. On December 18, 1995, Sherwood Securities filed an answer to the Second Amended Complaint denying liability and asserting certain affirmative defenses. Plaintiffs' motion for class certification has been argued and a decision is expected in or about September 1996. The Company intends to vigorously defend itself against these allegations.

On July 16, 1996, Sherwood Securities entered into an Order resolving a civil complaint (the "Complaint") filed by the DOJ alleging that Sherwood Securities and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. The Complaint alleges, among other things, that the NASDAQ market makers reached a common understanding to adhere to a "quoting convention" relating to the manner in which bids and asks would be displayed on NASDAQ. The relief sought in the Complain was a declaration that the defendants have violated Section 1 of the Sherman Act, as well as, injunctive relief and such other relief as the Court deemed appropriate. In entering into the Stipulation and Order, Sherwood Securities did not admit that the DOJ's allegations were correct, but that it would not engage in certain types of activities in connection with its NASDAQ market making and it undertook specified steps to assure compliance with the agreement. The Stipulation and Order are subject to approval by the United States District Court of the Southern District of New York following a public hearing, and if that Court approves the Stipulation and Order, the Complaint will be dismissed with prejudice. There can be no assurance that the Court will approve the Stipulation and Order in its current form or at all. Sherwood Securities has also received subpoenas from the SEC to provide information, testimony and documents with respect to its NASDAQ market making activities which appear to be part of the SEC's investigation of the NASDAQ market and market makers. Sherwood Securities has been cooperating with the SEC investigation.


Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1996.


                             PART II

Item  5.     Market  for the Company's Common Stock  and  Related
Security Holder Matters.

The Company's common stock is traded on the New York Stock Exchange under the symbol "SHD." There were approximately 4,000 holders of record of the Company's common stock at July 31, 1996. As of such date, the closing sales price per share for the Company's common stock was $11.125.

The following table sets forth the high and low sales price per share for the Company's common stock for each quarterly period within the two most recent fiscal years as reported by the New York Stock Exchange (the American Stock Exchange prior to December 21, 1994):

                          Sales  Prices
Quarter Ended            High        Low

August 31, 1994         7.2500     5.6250
November 30, 1994       7.2500     5.8750
February 28, 1995       6.3750     5.1250
May 31, 1995            7.2500     5.6250
August 31, 1995        10.7500     6.8750
November 30, 1995      10.5000     7.7500
February 29, 1996       9.7500     8.2500
May 31, 1996           11.3750     9.0000

There were no cash dividends declared on the common stock of the Company in the two-year period ended May 31, 1996. Funds available for distribution to shareholders of the Company in the form of dividends are limited to the extent assets of the Company or its subsidiaries are utilized to meet the minimum net capital requirements of Sherwood Securities, NDB and Equitrade under Rule 15c3-1 promulgated by the SEC. See "Business - Net Capital and Customer Reserve Requirements".


Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data for the Company for each of the five years in the period ended May 31, 1996 should be read in conjunction with the respective financial statements and related notes thereto, and the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. All amounts are in thousands, except per share amounts.

                                 Year Ended May 31,

                      1996   1995(b)<F2> 1994     1993     1992

Operating Data:
Revenues           $180,185  $102,975  $89,620  $58,933  $45,007

Income before
income taxes and
extraordinay
items                35,531    18,240   18,304   15,067   11,400

Income before
extraordinary
items                20,132    14,615   16,597    8,939    6,288

Extraordinary
Items:
   Utilization of
   net operating
   loss
   carryforward         --       --       --      5,024    4,248

Net income (a)<F1>   20,132    14,615   16,597   13,963   10,536

Per Share Data (c):<F3>
Income before
   extraordinary
   item (a)<F1>       1.52       1.07     1.20      .64      .45
Net income            1.52       1.07     1.20     1.00      .76

Balance Sheet Data:
Total assets       143,255    113,031   77,616   60,027   38,150
Common
stockholders'
equity              86,570     65,978   53,311   38,191   24,497
Long-term
obligations and
redeemable stock       --       --       --       --       --
Book value per
share (c)<F3>         6.56       4.84     3.86     2.72     1.76
Dividends              --       --       --       --       --

<F1> (a) The results of operations for the years ended May 31, 1995 and 1994 include $4,687, or $.34 per share, and $6,034, or $.44 per share, respectively, of benefit from net operating loss carryforward which would have been shown as an extraordinary item prior to the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.

<F2> (b) The results of operations for the year ended May 31, 1995 include the operations of Equitrade on a consolidated basis
for the period March through May 1995.  For prior periods,
Equitrade was   accounted for on the equity method.

<F3> (c) Earnings per share and book value per share are computed by dividing the balances by the weighted average number of common shares outstanding (adjusted for the assumed conversion of outstanding common stock options at average month-end market price) during each of the years.

Item  7.     Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations.

                      Results of Operations

Fiscal 1996 Compared to Fiscal 1995

The results for the year ended May 31, 1996 reflect primarily the
activities  of  Sherwood Securities, NDB and Equitrade.   Certain
fiscal 1995 amounts have been reclassified to conform with the fiscal 1996 presentation.

The Company had a net profit for the year ended May 31, 1996 of $20,132,000, compared to a net profit of $14,615,000 for the year ended May 31, 1995. Sherwood Securities had a net profit for the year ended May 31, 1996 of $15,318,000, compared to a net profit for the year ended May 31, 1995 of $15,161,000. Triak had a net profit for the year ended May 31, 1996 of $3,089,000, compared to a net profit of $8,000 for the year ended May 31, 1995.
Equitrade had a net profit for the year ended May 31, 1996 of $9,136,000 (of which the Company's share was $5,507,000). For the period from March 1995 through May 1995 for which the results of Equitrade are consolidated with those of the Company, Equitrade had a net profit of $2,092,000 (of which the Company's share was $1,322,000). For the period June 1994 through February 1995, Equitrade had a net profit of $5,064,000 of which the Company's share, $3,521,000, was accounted for using the equity method and included in equity income in partnerships.

Revenue increased by approximately $77,210,000, or 75%, from $102,975,000 in 1995 to $180,185,000 in 1996.

Most of the Company's income arises from firm securities transactions. Sherwood Securities' profits from firm securities transactions increased $46,941,000, or 61%, from $76,361,000 in 1995 to $123,302,000 in 1996 and its overall trading volume increased approximately 69% for the year ended May 31, 1996, when compared with the year ended May 31, 1995. However, trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers have caused an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, increased volatility in the marketplace, capacity constraints and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per ticket. In addition, further proposed regulatory initiatives, such as N'Aqcess, could impact future profitability.

The Company's commission income increased by $16,311,000, or 113%, from $14,412,000 in 1995 to $30,723,000 in 1996. The increase is principally due to the fact that NDB's volume of transactions increased by 143% when compared with the previous year.

Floor brokerage income increased by $9,030,000, or 378%, from $2,390,000 in 1995 to $11,420,000 in 1996. This increase is due to a full year of operations of Equitrade being consolidated into the Company's operations. In addition, the number of stocks in which Equitrade is the specialist has increased when compared to the prior year.

For the year ended May 31, 1996, the principal portion of equity income in partnerships was equity income from the Anvil Joint
Venture. For the nine months ended February 28, 1995, after which the operations of Equitrade have been consolidated with those of the Company, the Company's share of Equitrade's investment income was $3,521,000.

Investment securities gains for the year ended May 31, 1995 aggregated $76,000. This gain resulted entirely from the sale of 11,600 shares of Network Imaging Corp. (IMGX) for the year ended May 31, 1995. There were no investment securities gains for the year ended May 31, 1996.

Interest and dividend income increased by $2,442,000 from $3,466,000 in 1995 to $5,908,000 in 1996. The net increase is primarily due to a significant rise in NDB's customer debit and credit balances held with the Company's clearing broker and an increase in the agreed upon rate used to compute interest earned on such customer balances. Also contributing to the increase were the availability of larger amounts of cash for investment, and higher average market interest rates than in the prior year.

Fee income increased by $959,000 from $395,000 in 1995 to $1,354,000 in 1996. The increase is due to larger 12b-1 fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year.

Total expenses increased $57,060,000, or 68%, from $83,965,000 in 1995 to $141,025,000 in 1996.

Clearing and related charges increased by $20,866,000 from $34,765,000 in 1995 to $55,631,000 in 1996. This increase is principally due to the increased volume of trades for both Sherwood Securities and NDB. This caused clearance charges to increase by $5,609,000 and $7,453,000 for Sherwood Securities and NDB, respectively, over the prior year. Also, payments by Sherwood Securities to correspondents for order flow increased by $4,387,000 over the prior year.

Compensation and benefits increased $26,161,000 from $31,375,000 in 1995 to $57,536,000 in 1996. The increase was primarily due to higher commissions paid to Sherwood Securities' traders due to increased trading profits and higher bonuses accrued as a result of greater overall profits of the Company as compared to the prior year. Also, there was an increase in office salaries and related benefits due primarily to NDB's larger staff size.

Communication expenses increased by $4,393,000 from $6,371,000 in 1995 to $10,764,000 in 1996. The increase was mainly due to an increase in the activities of NDB, namely toll-free customer telephone service and quotations expense.

Advertising costs decreased $881,000 from $2,605,000 in 1995 to $1,724,000 in 1996. Subsequent to the initial, extensive media campaign which accompanied the commencement of operations of NDB, the frequency of advertising, especially television ads, continued to lessen.

Occupancy costs and equipment rental increased $1,310,000 from $1,856,000 in 1995 to $3,166,000 in 1996 primarily due to a full year of expense related to the lease on Sherwood Securities' new office in Jersey City, New Jersey. The results of operations for the year ended May 31, 1995 only included five months expense for this lease which commenced in January 1995.

Professional fees increased by $671,000 from $1,572,000  in  1995 to  $2,243,000  in  1996.  The increase in professional  fees  is
primarily   due  to  additional  legal  services  and  technology
consulting projects.

Depreciation and amortization increased by $2,281,000 from $1,798,000 in 1995 to $4,079,000 in 1996. The increase was primarily due to depreciation and amortization incurred on fixed asset and leasehold improvement additions of approximately $10,000,000 and $3,000,000 for Sherwood Securities and NDB, respectively, during the year ended May 31, 1996. In addition, in connection with Sherwood Securities' abandonment of its former New York City office, $641,000 of fixed assets and leasehold improvements were written off.

Travel   and   entertainment  expense  increased  $274,000   from
$1,228,000 in 1995 to $1,502,000 in 1996 and  reflects  primarily the entertaining of customers by the institutional sales force.

Repairs and maintenance expense increased by $115,000 from $438,000 in 1995 to $553,000 in 1996. The increase is primarily due to the inclusion of a full year of Equitrade's operations in the results for the year ended May 31, 1996.

Interest expense increased $270,000 from $51,000 in 1995 to $321,000 in 1996 and represents interest on capital paid by Equitrade to its minority partners and interest paid by Equitrade on its subordinated debt.

Other expenses increased $1,599,000 from $1,906,000 in 1995 to $3,505,000 in 1996. The increase is primarily attributable to an increase in the costs associated with registering the sales staff of NDB with the various states and regulatory agencies. Also, during the year ended May 31, 1996 the Company incurred increases in public relations expenses and in the cost of research associated with soft dollar deals. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size.

Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the minority partners during the year ended May 31, 1996 and the last quarter of fiscal 1995.

The increase in income tax expense is primarily due to the Company's utilization of the remainder of its net operating loss carryforwards for Federal, state and local tax purposes during the year ended May 31, 1995, in addition to the increase in income before taxes as compared to the prior year.

Fiscal 1995 Compared to Fiscal 1994

The results for the year ended May 31, 1995 reflect primarily the activities of Sherwood Securities and NDB and the Company's interest in the profits of Equitrade through February 1995 after which the results of Equitrade have been consolidated with those of the Company. Certain fiscal 1994 amounts have been reclassified to conform with the fiscal 1996 presentation.

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

Most of the Company's income arises from firm securities transactions. Sherwood Securities' profits from firm securities transactions decreased $3,440,000, or 4%, from $79,801,000 in 1994 to $76,361,000 in 1995. Overall trading volume increased approximately 11% for the year ended May 31, 1995, when compared with the year ended May 31, 1994. Regulatory changes enacted by the SEC and the NASD have caused a significant increase in the number of transactions executed on an "even" basis. This was the primary reason for the decrease in trading profits per ticket for the fiscal year ended May 31, 1995.

The  Company's  commission income increased  by  $10,850,000,  or
305%,  from $3,562,000  in 1994 to $14,412,000 in 1995.   A  full
year of operations by NDB, which did not commence operations until January 1994, accounted for all of the increase.

Floor brokerage income increased by $1,631,000, or 215%, from $759,000 in 1994 to $2,390,000 in 1995. This increase is due to the consolidation of the results of Equitrade with those of the Company from March 1995 through May 1995.

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

Fee  income increased by $388,000 from $7,000 in 1994 to $395,000
in  1995.   The  increase is due to a full  year  of  12b-1  fees
received by NDB during the year ended May 31, 1995.

Total expenses increased $12,649,000, or 18%, from $71,316,000 in 1994 to $83,965,000 in 1995.

Clearing and related charges increased by $8,100,000 from $26,665,000 in 1994 to $34,765,000 in 1995. A full year of activity for NDB accounted for a $6,797,000 increase in payments to our clearing brokers. Execution fees were $892,000 higher in 1995 due, also, to higher volume. Payments made to "$2 brokers" for execution of the Company's listed securities orders decreased by $603,000.

Compensation and benefits increased $168,000 from $31,207,000 in 1994 to $31,375,000 in 1995. The increase was primarily due to an increase in administrative and office salaries and related benefits due primarily to a full year of payroll for NDB and NDB's hiring of approximately 90 additional employees during the year ended May 31, 1995. Offsetting this increase were lower commissions paid to traders due to decreased trading profits and lower bonuses accrued as a result of lower overall profits of the Company as compared to the prior year.

Communication expenses increased by $2,403,000 from $3,968,000 in 1994 to $6,371,000 in 1995. The increase was mainly due to the activities of NDB, namely telephone and quotations expense.

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

Interest expense increased $5,000 from $46,000 in 1994 to $51,000 in 1995.

Other expenses increased $364,000 from $1,542,000 in 1994 to $1,906,000 in 1995. The increase is primarily attributable to $128,000 in listing fees paid in connection with the Company's common stock becoming listed on the NYSE effective December 21, 1994. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size.

Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the minority partners during the last quarter of fiscal 1995.

During the year ended May 31, 1995, the Company utilized the remainder (approximately $12,031,000) of its net operating loss carryforwards for Federal, state and local tax purposes.


Fiscal 1994 Compared to Fiscal 1993

The results for the year ended May 31, 1994 reflect primarily the activities of Sherwood Securities and the Company's interest in the profits of Equitrade. In addition, during January 1994, NDB commenced operations. Certain fiscal 1994 and fiscal 1993 amounts  have been reclassified to conform with the  fiscal  1996 presentation.

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

Most of the Company's income arises from firm securities transactions. Sherwood Securities' profits from firm securities transactions increased $24,856,000, or 45%, from $54,945,000 in 1993 to $79,801,000 in 1994. Overall trading volume increased approximately 49% for the year ended May 31, 1994, when compared with the year ended May 31, 1993. Increased order flow and more effective trading accounted for the majority of the increased trading profits for the fiscal year ended May 31, 1994.

The Company's commission income increased by $2,460,000, or 223%, from $1,102,000 in 1993 to $3,562,000 in 1994. Commission income from NDB, which commenced operations in January 1994, and a full year of operations of SMI, which was acquired in December 1992, accounted for the increase.

Floor brokerage income increased by $245,000, or 48%, from $514,000 in 1993 to $759,000 in 1994 primarily due to an increase in the number of American Stock Exchange stocks in which Sherwood
Securities was  the specialist over the prior year.

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

Clearing and related charges increased by $9,903,000 from $16,762,000 in 1993 to $26,665,000 in 1994. Increased trading volume led to higher payments paid to our clearing brokers of $3,423,000 including $693,000 incurred by NDB. Execution fees were $664,000 higher during the year ended May 31, 1994 due also to higher trading volume. Payments made to "$2 brokers" for execution of listed securities orders increased by $811,000. Finally, payments made to correspondents that provide Sherwood Securities with order flow reflected the largest increase of any of the clearing and related components. The increase from 1993 amounted to $4,983,000.

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

Professional fees increased by $602,000 from $271,000 in 1993 to $873,000 in 1994. The increase in professional fees is primarily due to legal services regarding the settlement, in 1994, of a claim filed against Sherwood Securities.

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

Repairs and maintenance expense increased $163,000 from $308,000 in 1993 to $471,000 in 1994. The increase represents the cost of maintaining and operating Sherwood Securities' trading rooms and reassigning positions within the trading floor.

Other expenses increased $410,000 from $1,132,000 in 1993 to $1,542,000 in 1994. The increase is primarily attributable to an increase of $157,000 in registration fees due to the hiring of new sales personnel especially in connection with the commencement of operations of NDB. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size.

During the year ended May 31, 1994, the Company utilized approximately $15,704,000 of its net operating loss carryforwards for Federal, state and local tax purposes.


Liquidity and Capital Resources

The Company's tangible assets are highly liquid, but subject to market price fluctuation, with more than 77% consisting of cash or assets readily convertible into cash (principally firm securities positions, receivables from brokers and cash). The Company's operations have generally been financed by internally generated funds and capital contributions. In addition, margin account borrowings are available to the Company from its clearing brokers.

The Company's broker-dealer subsidiaries, Sherwood Securities, NDB and Equitrade, are subject to the minimum net capital requirement of the SEC which is designed to measure the general financial soundness and liquidity of brokers. As of May 31, 1996, Sherwood Securities, NDB and Equitrade had approximately $36,665,000, $5,625,000 and $22,586,000 in excess of the minimum required net capital requirements, respectively, representing increases of $4,485,000 for Sherwood Securities, $1,699,000 for NDB and $4,256,000 for Equitrade from the prior year. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses which are more severe than those imposed on most other businesses.

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

On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc., a minority owned broker-dealer. This holding represents, as of May 31, 1996, approximately 14% of the outstanding common shares of Emmett A. Larkin Company, Inc.

In December 1992, the Company announced it would buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. Through May 31, 1996, 1,012,700 shares had been repurchased, of which 231,282 were repurchased during fiscal 1996. The source of funds for these purchases was internally generated.

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




Item  9.       Changes in and Disagreements with  Accountants  on
Accounting and Financial     Disclosure.

No  change  in  accountants or disagreement requiring  disclosure
pursuant   to  applicable  regulations  took  place  within   the
Company's two most recent fiscal years or in any subsequent interim period.




                            PART III

Item 10.   Directors and Executive Officers of the Company.

The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 22, 1996 is hereby incorporated by reference.


Item 11.   Executive Compensation.

The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" and "Company Performance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 22, 1996 is hereby incorporated by reference.


Item 12.   Security  Ownership of Certain Beneficial  Owners  and
           Management.

The material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 22, 1996 is hereby incorporated by reference.


Item 13.   Certain Relationships and Related Transactions.

The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 22, 1996 is hereby incorporated by reference. See also, "Recent Developments."








                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.

           (a) Financial Statements

                Reference is made to page F-1 for a list of all financial statements and schedules filed as part of this report.

           (b) During the last quarter of the year ended May 31, 1996 the Company filed no reports on Form 8-K.

           (c) Exhibits

                The exhibits that are filed with this report,  or
           that  are incorporated herein by reference,   are  set
           forth in the Exhibit Index beginning on page E-1.

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

                Consolidated Financial Statements

                   May 31, 1996, 1995 and 1994


           (With Independent Auditors' Report Thereon)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

                Consolidated Financial Statements

                   May 31, 1996, 1995 and 1994


           (With Independent Auditors' Report Thereon)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Index to Consolidated Financial Statements




                                                          Page

Independent Auditors' Report                              F-2


Consolidated Financial Statements and Notes:

   Consolidated Statements of Financial Condition -
     May 31, 1996 and 1995                             F-3 to F-4

   Consolidated Statements of Income -
     Years ended May 31, 1996, 1995 and 1994           F-5 to F-6

   Consolidated Statements of Changes in Stockholders' Equity -
     Years ended May 31, 1996, 1995 and 1994              F-7

   Consolidated Statements of Cash Flows -
     Years ended May 31, 1996, 1995 and 1994          F-8 to F-10

   Notes to Consolidated Financial Statements        F-11 to F-21


The following financial statement schedules are submitted herein on the pages indicated below:

     Schedule I - Marketable Securities -                 S-1
       May 31, 1996

     Schedule III - Condensed Financial Statements
       of the Registrant (Parent) - May 31, 1996 and 1995
       and Years ended May 31, 1996, 1995 and 1994     S-2 to S-6


All other financial statement schedules and supplementary data are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or the notes thereto.

                  Independent Auditors' Report


The Board of Directors and Stockholders of
The Sherwood Group, Inc.:


We have audited the accompanying consolidated statements of financial condition of The Sherwood Group, Inc. and Subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended
May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sherwood Group, Inc. and Subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996 in conformity with generally accepted accounting principles.

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



New York, New York
July 22, 1996

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

         Consolidated Statements of Financial Condition

                      May 31, 1996 and 1995




                      Assets                            1996       1995

Cash                                                $  470,313     593,473

Receivables:
 Brokers and dealers                                78,628,199  47,802,429
 Other (note 11)                                       489,867     224,049

Securities owned, at market value (note 4)          32,181,980  41,777,895
Investment securities not readily marketable,
 at fair value                                         401,320     401,320
Investment in partnerships (note 3)                    261,286     252,180
Notes receivable (note 11)                             697,258     642,035
Furniture, fixtures, equipment, and leasehold
 improvements - at cost, net of accumulated
 depreciation and amortization (note 6)             12,955,614   3,861,992
Computer software - at cost, net of accumulated
 amortization of $493,936 at May 31, 1996 and
 $322,048 at May 31, 1995                              766,256     401,008
Intangible assets, net of accumulated
 amortization of $1,245,176 at May 31, 1996
 and $1,051,386 at May 31, 1995 (note 3)             2,943,104   3,386,894
Exchange memberships (market value $2,827,500
 at May 31, 1996 and $1,560,000 at May 31, 1995)     1,166,496   1,166,496
Subordinated notes receivable (note 9)               3,250,000   3,250,000
Other assets                                         9,043,336   9,271,091

          Total assets                            $143,255,029 113,030,862


                                                      (Continued)




                   THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

    Consolidated Statements of Financial Condition, Continued





       Liabilities and Stockholders' Equity          1996         1995

Liabilities:
 Securities sold, not yet purchased,
  at market value (note 4)                        $18,827,302  24,624,955
 Accounts payable and accrued expenses,
   including compensation payable to
   officers and employees of $15,553,291
   at May 31, 1996 and $8,970,821
   at May 31, 1995 (note 14)                       24,212,338  14,471,330
 Secured demand notes payable (note 9)              3,250,000   3,250,000
 Income taxes payable (note 8)                      5,338,326   1,365,856
 Minority interest in Equitrade                     5,057,508   3,341,220

          Total liabilities                        56,685,474  47,053,361

Commitments and contingencies
 (notes 14 and 15)

Stockholders' equity (notes 10, 12 and 13):
 Preferred stock - $.01 par value;
   authorized 1,000,000 shares, none issued             -            -
 Class A common stock - $.01 par value;
   authorized 50,000,000 shares, none issued            -            -
 Common stock - $.01 par value; authorized
   50,000,000 shares, issued 14,343,201 shares
   at May 31, 1996 and 1995                           143,432     143,432
 Additional paid-in capital                        56,958,790  58,134,052
 Retained earnings                                 37,936,140  17,804,212
                                                   95,038,362  76,081,696

 Less:  Treasury stock - at cost,
   1,313,469 shares at May 31, 1996 and
   2,033,490 shares at May 31, 1995                (8,468,807)(10,104,195)

      Total stockholders' equity                   86,569,555   65,977,501

      Total liabilities and stockholders' equity $143,255,029  113,030,862


See accompanying notes to consolidated financial statements.



                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES
                Consolidated Statements of Income
             Years ended May 31, 1996, 1995 and 1994


                                                 1996       1995       1994

Revenue:
 Firm securities transactions - net         $129,788,217  77,998,126  79,828,510
 Commission income                            30,723,379  14,412,331   3,562,099
 Floor brokerage income                       11,419,504   2,389,616     759,076
 Equity income in partnerships (note 3)           40,106   3,597,096   3,014,259
 Investment securities gains realized              -          76,375    680,450
 Interest and dividends                        5,907,779   3,465,614   1,446,146
 Fee income                                    1,353,686     395,417       7,071
 Other                                           952,537     640,804     322,261
                                             180,185,208 102,975,379  89,619,872

Expenses:
 Clearing and related brokerage charges       55,631,233  34,765,052  26,664,740
 Compensation and benefits
   (notes 10, 12 and 14)                      57,536,289  31,375,322  31,207,349
 Communications                               10,763,590   6,370,985   3,967,793
 Advertising costs                             1,724,117   2,605,167   2,708,787
 Occupancy costs and equipment rental (note 14)3,165,851   1,855,771   1,236,219
 Professional fees                             2,243,338   1,571,828     872,990
 Depreciation and amortization                 4,079,015   1,797,575   1,415,781
 Travel and entertainment                      1,502,228   1,228,287   1,182,583
 Repairs and maintenance                         553,521     438,262     471,256
 Interest                                        320,812      50,984      46,316
 Other                                         3,505,123   1,906,079   1,542,330

                                             141,025,117  83,965,312  71,316,144

          Income before minority interest
           and income taxes                  39,160,091   19,010,067  18,303,728

Income of Equitrade allocated to minority
  partners                                   (3,628,986)    (770,041)      -

          Income before income taxes         35,531,105   18,240,026  18,303,728

Income taxes (note 8):
 Federal                                     12,366,631    1,108,941     342,330
 State and local                              3,032,546    2,516,197   1,364,465
                                             15,399,177    3,625,138   1,706,795

          Net income                       $ 20,131,928   14,614,888  16,596,933


                                                      (Continued)


                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

          Consolidated Statements of Income, Continued




                                         1996       1995       1994

Income per common share:

 Primary:
   Net income per common share          $ 1.52        1.07        1.20

 Fully diluted:
   Net income per common share          $ 1.52        1.07        1.20

Weighted average common shares outstanding:

   Primary                          13,200,867  13,624,603  13,803,459

   Fully diluted                    13,201,412  13,652,084  13,821,483




See accompanying notes to consolidated financial statements.



                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity

             Years ended May 31, 1996, 1995 and 1994


                                                                       Retained
                                                         Additional    earnings
                                   Common      Common     paid-in    (accumulated Treasury    Treasury
                                   shares      stock      capital      deficit)   shares      stock       Total

Balance at May 31, 1993           14,343,201  $ 143,432   58,493,364 (13,407,609) (1,414,497)  $(7,038,374) 38,190,813

Net income                             -            -          -      16,596,933       -             -      16,596,933

Acquisition of treasury stock          -            -          -          -         (375,293)   (1,572,007) (1,572,007)

Options exercised                      -            -       (359,312)     -           95,000       454,312      95,000

Balance at May 31, 1994           14,343,201    143,432   58,134,052   3,189,324  (1,694,790)   (8,156,069) 53,310,739

Net income                             -            -          -      14,614,888       -             -      14,614,888

Acquisition of treasury stock          -            -          -           -        (338,700)   (1,948,126) (1,948,126)

Balance at May 31, 1995           14,343,201    143,432   58,134,052  17,804,212   (2,033,490) (10,104,195) 65,977,501

Net income                             -            -          -      20,131,928        -            -      20,131,928

Acquisition of treasury stock          -            -          -           -         (625,979)  (5,549,130) (5,549,130)

Issuance of treasury stock upon
  exercise of options                  -            -     (1,175,262)      -         1,346,000   7,184,518   6,009,256

Balance at May 31, 1996           14,343,201  $ 143,432   56,958,790  37,936,140    (1,313,469)$(8,468,807) 86,569,555


See accompanying notes to consolidated financial statements.


                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

             Years ended May 31, 1996, 1995 and 1994



                                            1996          1995           1994

Cash flows from operating activities:
 Net income                               $20,131,928   14,614,888  16,596,933

 Non-cash items included in net income:
   Equity income in partnerships              (40,106)  (3,597,096) (3,014,259)
   Depreciation and amortization            4,079,015    1,797,575   1,415,781
   Gain on sale of investment
     securities not readily marketable          -          (76,375)   (680,450)
   Income of Equitrade allocated to
     minority partners                      3,628,986      770,041       -
   Tax benefit related to the
     exercise of options                    4,490,000        -           -

                                           12,157,895   (1,105,855) (2,278,928)

 (Increase) decrease in operating assets:
   Receivables:
     Brokers and dealers                  (30,825,770)   3,171,467 (12,883,231)
     Other                                   (265,818)     154,406    (334,060)
   Securities owned, at market value        9,595,915  (23,974,582)   (586,990)
   Other assets                               227,755   (6,380,107)    (24,206)

                                          (21,267,918) (27,028,816)(13,828,487)

 Increase (decrease) in operating liabilities:
   Securities sold, not yet purchased, at
     market value                          (5,797,653)  13,550,853      16,606
   Accounts payable and accrued expenses    7,138,010    1,215,495   2,521,640
   Income taxes payable                     3,972,470    1,126,949     (68,668)

                                            5,312,827   15,893,297   2,469,578

        Net cash provided by
          operating activities             16,334,732    2,373,514   2,959,096




                                                      (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

        Consolidated Statements of Cash Flows, Continued




                                               1996        1995        1994

Cash flows from investing activities:
 Distributions from partnerships         $    31,000   2,641,956     1,602,243
 Proceeds from sales of investment securities
   not readily marketable                      -          99,575       857,250
 Payment for purchase of investment securities
   not readily marketable                      -           -          (410,000)
 Loans made to employees and officers     (1,738,840)   (242,500)   (1,072,690)
 Principal collected on notes receivable   1,683,617   1,039,107        72,588
 Purchases of furniture, fixtures and
   equipment, and leasehold improvements (12,556,959) (1,887,179)   (1,988,613)
 Purchases of computer software             (537,136)    (28,019)     (123,987)
 Purchase of identified intangible assets      -      (2,650,000)      (25,030)
 Payment for purchase of non-compete
   agreement                                   -        (250,000)        -
 Purchase of subsidiary, net of cash acquired  -           -              (664)
 Principal collected on subordinated note      -       1,000,000         -

   Net cash used in investing activities (13,118,318)   (277,060)   (1,088,903)

Cash flows from financing activities:
 Purchase of treasury stock               (2,061,876) (1,948,126)   (1,572,007)
 Proceeds from exercise of options           635,000       -            95,000
 Capital contribution by minority interest    29,575     500,000         -
 Capital withdrawals by minority interest (1,942,273)   (647,143)        -

    Net cash used in financing activities (3,339,574) (2,095,269)   (1,477,007)

    Net increase (decrease) in cash         (123,160)      1,185       393,186

Cash acquired due to consolidation of
 Equitrade at beginning of fourth quarter      -         117,555         -

Cash at beginning of year                    593,473     474,733        81,547

Cash at end of year                       $  470,313     593,473       474,733


                                                      (Continued)




                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

        Consolidated Statements of Cash Flows, Continued





Supplemental disclosures of cash flow information:
  Income tax payments totaled $6,948,770, $2,842,399 and $1,781,897 for the years ended May 31, 1996, 1995 and 1994, respectively.

  Interest payments totaled $890,495, $50,984 and $46,316 for the years ended May 31, 1996, 1995 and 1994, respectively.

Supplemental disclosures of non-cash investing and financing activities:
  During July 1994, the Company's commitment under its subordination agreement with Anvil Institutional Services Inc.
  was amended from $500,000 to $250,000. Concurrently, the Company contributed an additional $246,562, in the form of treasury securities, which were included in other assets at May 31, 1996 and 1995, to Anvil Institutional Services Company
  (see notes 3 and 9).

  During the period from November 1995 through February 1996, certain executives of the Company exercised an aggregate of 670,000 options for the purchase of 670,000 shares of the Company's common stock with an exercise price of $1 per share and 66,000 options for the purchase of 66,000 shares with an exercise price of $3.625 per share. In order to pay for the exercise price and to reimburse the Company for the income taxes ($2,602,997) on the gain related to the transaction, the executives remitted to the Company 394,697 shares of the Company's common stock with a market value of $3,487,247.



See accompanying notes to consolidated financial statements.

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

                   May 31, 1996, 1995 and 1994



(1)Organization and Business

   The Sherwood Group, Inc. and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities") and subsidiaries. During January 1994, National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak"), commenced operations. In addition, during May 1996, Market Distribution Concepts Inc. was formed.


(2)Summary of Significant Accounting Policies

   (a)The consolidated financial statements include the accounts of the Company and its subsidiaries.
       Intercompany accounts and transactions have been eliminated in consolidation.

   (b)Firm securities transactions and related revenues and expenses are recorded on a trade-date basis.

   (c)Securities owned and securities sold, not yet purchased, are carried at the last quoted "bid" and "ask" prices, respectively. The resulting difference between cost and market value is included in firm trading and investment transactions in the consolidated statements of income. U.S. Treasury obligations are carried at market value.

   (d)Investment securities, which are not readily marketable because of certain investment restrictions, are carried at fair value as determined by the Board of Directors. The resulting difference between cost and fair value was $0 at May 31, 1996, 1995 and 1994.

   (e)Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of five to ten years. Computer software is amortized using the straight-line method over its estimated useful life of five years. Leasehold improvements are amortized using the straight-line method over the terms of the leases or the useful lives of the improvements, whichever is less.

   (f)Primary earnings per share are computed by dividing net income by the weighted average number of common shares outstanding (adjusted for the assumed conversion of outstanding common stock options at average month-end market price) during each of the years.

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

                                                      (Continued)

                     THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements




(2),  Continued

   (g)For purposes of the consolidated statements of cash flows, the Company considers short-term, highly liquid investments purchased, included in other assets, with a maturity of three months or less, to be cash equivalents.

   (h)Certain prior year amounts have been reclassified to conform with the fiscal year ended May 31, 1996 presentation.

   (i)Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    (j) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


(3)Investment in Partnerships

   The Company is a 60% special limited partner in Equitrade Partners ("Equitrade"), a specialist for securities listed on The New York Stock Exchange ("NYSE"). In connection with certain transactions which took place in 1995 and are discussed below, the Company issued Equitrade an additional $10,000,000 in subordinated debt. This transaction, in conjunction with previously issued subordinated debt of $2,000,000 and the 60% special limited partnership interest, led to the determination that consolidation was required commencing March 1995. Prior to this determination, the Company accounted for Equitrade on an equity basis. The Company's share of Equitrade's profits subsequent to consolidation was approximately $1,322,000 for the period March 1995 to May 1995 and $5,507,000 for the year ended May 31, 1996. In accordance with the terms of the amended and restated partnership agreement dated October 30, 1990, the net profits and losses of Equitrade are allocated prior to the amortization of restrictive covenants and other partnership intangibles. The first $800,000 of net profits, or pro rata part thereof if less than a period of twelve months, is allocated 100% to the Company. Net profits in excess of $800,000, or pro rata part thereof if less than a period of twelve months, are allocated 60% to the Company. Net losses for each fiscal year of the partnership are allocated 60% to the Company. Distributions are restricted by the specific terms of the partnership agreement.

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

   On May 1, 1995, Equitrade purchased certain security positions from a NYSE specialist. Equitrade paid additional consideration of $1,250,000 for the right to specialize in these securities and $250,000 for a not to compete covenant. These intangible assets are being amortized over 15 years.

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


(4)Financial Instruments and Concentration of Credit Risk

   Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments" requires that all entities disclose the fair value of financial instruments, as defined, for both assets and liabilities recognized and not recognized in the consolidated statement of financial condition. The Company's financial instruments, as defined, are carried at or approximate fair value.

   Marketable securities owned and sold, not yet purchased
   consist of securities, as follows:
                                                 1996           1995

          Securities owned

          Corporate equities                 $ 32,181,980    24,958,189
          U.S. Government obligations               -        16,819,706
               Total                         $ 32,181,980    41,777,895

          Securities sold, not yet purchased

          Corporate equities                 $ 18,827,302    24,624,955
               Total                         $ 18,827,302    24,624,955

                                                      (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


(4),  Continued

   In the normal course of business, Sherwood Securities, NDB and Equitrade execute securities transactions on behalf of customers through clearing brokers. In connection with these activities, a customer's unsettled trades may expose Sherwood Securities, NDB and Equitrade to off-balance-sheet credit risk in the event the customer is unable to fulfill its contractual obligations. Sherwood Securities, NDB and Equitrade seek to control the risk associated with their customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

   Sherwood Securities and Equitrade conduct substantially all their principal trading activities through broker-dealers based in the New York Metropolitan area. At May 31, 1996, all principal security positions were in the possession or control of their clearing brokers. Credit exposure may result in the event that Sherwood Securities' or Equitrade's clearing brokers are unable to fulfill their contractual obligations. The subsequent settlement of open positions at May 31, 1996 had no material adverse effect on the financial position of Sherwood Securities or Equitrade.

   During the normal course of business Sherwood Securities and Equitrade may sell securities which have not yet been purchased, which represent obligations of Sherwood Securities and Equitrade to deliver the specified security at a later date, thereby creating a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance-sheet market risk as Sherwood Securities and Equitrade's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recorded in the consolidated statement of financial condition. Sherwood Securities and Equitrade seek to control such market risk through the use of internal monitoring guidelines. Neither Sherwood Securities nor Equitrade engage in any derivative activities.


(5)Cash and Securities Segregated Under Federal and Other
   Regulations

   In May 1991 and in December 1993, Sherwood Securities and NDB, respectively, were granted exemptions by the National Association of Securities Dealers, Inc. ("NASD") from the computation for determination of reserve requirements for broker-dealers under subparagraph (k)(2)(ii) of the Securities and Exchange Commission ("SEC") Rule 15c3-3. Under the (k)(2)(ii) exemption, Sherwood Securities and NDB execute all customer transactions through a clearing broker and do not maintain custody of customer funds or securities. Both Sherwood Securities and NDB were in compliance with the conditions of this exemption during the years ended May 31, 1996, 1995 and 1994.



                                                      (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements




(6)Furniture, Fixtures, Equipment, and Leasehold Improvements

   Furniture, fixtures, equipment, and leasehold improvements consisted of the following:
                                                            May 31,
                                                      1996          1995

          Furniture, fixtures and equipment       $ 19,019,267   8,842,245
          Leasehold improvements                     2,068,512   1,628,330
                                                    21,087,779  10,470,575
          Less accumulated depreciation
            and amortization                         8,132,165   6,608,583
                                                  $ 12,955,614   3,861,992

   During the fiscal year ended May 31, 1996, the Company abandoned its headquarters in New York City and relocated to Jersey City, New Jersey. Consequently, the Company accelerated the depreciation and amortization of all assets abandoned. Such excess depreciation and amortization aggregated $592,480 for furniture, fixtures and equipment and $48,638 for leasehold improvements.


(7)Acquisition of Triak Services Corp.

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


(8)Income Taxes

   The Company has filed its consolidated Federal and combined state and local income tax returns (inclusive of all subsidiaries except Equitrade) based on an April 30, 1996 year end.

   Effective May 1, 1996, the Company changed its tax year end to May 31 and returns will be filed, as required, for the one month period ended May 31, 1996.

   The current Federal, state and local income tax provisions for the years ended May 31, 1996, 1995 and 1994 have been provided based on the appropriate tax computation for each jurisdiction.

                                                      (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

 (8), Continued
   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At May 31, 1996, the Company had net deferred tax assets which are primarily due to differences in reserves and expenses allowable for book and tax purposes. Management of the Company has established a 100% valuation allowance with respect to the net deferred tax asset because it concluded that it was more likely than not that the benefit would not be realized.

   The provision for income taxes is as follows:
                                     Years ended May 31,
                                         1996          1995            1994

   Federal:
     Current                         $ 12,366,631    1,108,941        342,330
     Deferred                               -           -              -
                                       12,366,631    1,108,941        342,330
   State and local:
     Current                            3,032,546    2,516,197      1,364,465
     Deferred                               -            -              -
                                        3,032,546    2,516,197      1,364,465
                                     $ 15,399,177    3,625,138      1,706,795

   A reconciliation of the difference between the income tax provision and the amount computed by applying the statutory
   Federal income tax rate is as follows:
                                                     Years ended May 31,

                                              1996          1995         1994

Statutory provision on pretax income       $12,435,887   6,384,009   6,406,305

  State and local taxes, net of Federal tax  1,971,155   1,635,528     886,902

  Tax effect of disallowance of net
      operating loss for computation of
      minimum federal taxes                      -           -         549,632

  Tax effect of meals and entertainment
      and club dues                            193,967     160,475     145,962

  Tax effect of utilization of
      net operating loss carryforwards           -      (4,687,406) (6,033,876)

  Other - net                                  798,168     132,532    (248,130)

          Income tax provision             $15,399,177   3,625,138   1,706,795

                                                      (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


(9)Subordination Agreements

   During July 1994, the Company's commitment under its subordination agreement with Anvil Institutional Services Inc. was amended from $500,000 to $250,000. The note has a stated interest rate of 2% and matures on May 31, 1997. In connection with this agreement, the Company pledged U.S. Treasury securities with a market value in excess of $250,000. Such securities are included in other assets at May 31, 1996.

   On March 23, 1992, Equitrade entered into subordination agreements in the amount of $3,000,000. Such notes are due on March 23, 1997 and contain a yearly automatic roll-over provision.


(10)    Common Stock and Stock Options

   (a)The Company maintained an Employee Stock Ownership Plan ("ESOP") which was discontinued by a resolution of the Board of Directors on July 15, 1992. On July 12, 1993, prior to the final distribution of shares from the ESOP, the Company offered to buy those shares from the ESOP participants at $3.875 per share. 192,795 shares out of 567,819 of such shares held by ESOP participants were accepted for payment and 373,501 shares were distributed to the participants, of which 297,377 shares were rolled over to the Sherwood Securities Corp. 401(k) Plan (see note 12). Participants representing 1,523 shares have not yet responded.

   (b)The Company has an employee stock option plan which was amended and restated in January 1987 to provide for the issuance of up to a maximum of 10,000,000 shares of the Company's common stock. Options were granted for terms of up to ten years. The following table summarizes transactions during the three years ended May 31, 1996:

                                              Optioned shares
                                         Number of      Price
                                           shares      per share

          Balance at May 31, 1994       1,379,333    $1.00 - $3.625
            Options cancelled             (33,333)           $1.00
          Balance at May 31, 1995       1,346,000    $1.00 - $3.625
            Options exercised          (1,346,000)   $1.00 - $3.625
            Options granted               394,697   $7.9375 - $9.1875
          Balance at May 31, 1996         394,697   $7.9375 - $9.1875

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

                                                      (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


(11)    Related Party Transactions and Principal Stockholders

   S.G.I. Partners, L.P. ("SGI"), whose general partner is controlled by a director of the Company, is a partnership formed to hold the stock of the Company. As of May 31, 1996, SGI and the Chief Executive Officer of the Company are the beneficial owners of approximately 31% and 22%, respectively, of the Company's common shares. Such beneficial ownership includes shares of common stock underlying currently exercisable options.

   Included in notes receivable at May 31, 1996 and 1995 are notes due from officers of the Company amounting to approximately $419,000 and $459,000, respectively.

   Included in other receivables at May 31, 1996 and 1995 are amounts due from Anvil and the Joint Venture aggregating approximately $338,000 and $166,000, respectively, and interest on the notes receivable from the Company's officers of approximately $17,000 and $17,000, respectively.


(12)    Employee Benefit Plans

   On April 20, 1992, the Board of Directors voted to form a 401(k) profit-sharing plan (the "Plan"). Under the provisions of the Plan, employees are eligible to participate if they were employed on February 1, 1992; otherwise, employees must complete six months of service and attain age
   21. Annual contributions to the Plan total the amount of salary reduction employees elect and a discretionary matching Company contribution determined by the Board of Directors of The Sherwood Group, Inc. For the year ended May 31, 1996, there was a discretionary Company contribution to the Plan of $48,029 which is included in compensation and benefits in the accompanying consolidated statement of income. During the years ended May 31, 1995 and 1994, there were no discretionary Company contributions to the Plan.


(13)    Net Capital Requirements

   Sherwood Securities, NDB and Equitrade are subject to the SEC Uniform Net Capital Rule 15c3-1 (the "Rule") which requires the maintenance of minimum net capital. As of May 31, 1996, Sherwood Securities had regulatory net capital of approximately $37,665,000, or approximately $36,665,000 in excess of required net capital, NDB had regulatory net capital of approximately $5,898,000, or approximately $5,625,000 in excess of required net capital and Equitrade had regulatory net capital of approximately $22,836,000, or approximately $22,586,000 in excess of required net capital.

   The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule.

   The SEC may by order restrict, for a period of up to 20 business days, any withdrawal by a broker-dealer of equity capital, as defined, if such withdrawal, when aggregated with all other withdrawals of equity capital on a net basis during a thirty calendar day period, exceeds 30% of the broker-dealer's net capital or if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.
                             F-18                     (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

(14)    Commitments

   The Company has non-cancelable operating leases for rental of office space at its various locations. All leases are subject to escalations for increases in taxes, fuel and other costs.

   Commitments for minimum lease payments under non-cancelable operating leases as of May 31, 1996 are as follows, exclusive of escalation charges:

         Fiscal year ending
              May 31,
                1997                         $    685,000
                1998                            1,850,000
                1999                            1,799,000
                2000                            1,744,000
                2001                            1,866,000
                Thereafter                     11,908,000

                                             $ 19,852,000

   The Company has free rent periods which are being amortized over the lives of the leases.

   Included in occupancy costs and equipment rental expenses are office rental expenses of approximately $2,729,000, $1,585,000 and $999,000 for the years ended May 31, 1996,
   1995 and 1994, respectively.

   The Company's Board of Directors authorized a compensation contract for the Chief Executive Officer ("CEO") which commenced on January 1, 1992. During December 1995, the CEO exercised his option to extend the contract until May 31, 1997. The remuneration is based on the Company's pre-tax profitability. The percentage will range from a low of 10% to a high of 15% on the first $13,000,000 of pre-tax profits as defined (income before taxes and bonus). Any additional compensation, based on pre-tax profits of the Company in excess of $13,000,000, will be at a rate of 18%. During March 1996, the CEO agreed to amend his agreement so that he would receive additional compensation at 15%, rather than 18%, of pre-tax profits of the Company on amounts in excess of $19,746,019 for the fiscal year ended May 31, 1996. Included in accounts payable and accrued liabilities is approximately $3,897,000, $2,130,000 and $1,588,000 due to the CEO at May 31, 1996, 1995 and 1994, respectively. In connection with this agreement, approximately $6,137,000, $3,132,000 and $2,836,000 is reflected in compensation and benefits for the years ended May 31, 1996, 1995 and 1994, respectively.


(15)    Contingencies and Legal Matters

   The Company's subsidiaries and in some cases the Company have been named as defendants in lawsuits that allege violations of Federal and state securities and related laws. Although there can be no assurance that such lawsuits and investigations involving the Company are not likely to have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on

                                                      (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


(15), Continued

   information currently available, management of the Company believes that any such lawsuits and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company.


(16)    Quarterly Financial Information (Unaudited)

   (In thousands, except per common share data)
      1996                       First     Second   Third   Fourth

      Revenues                  $ 39,748   35,119   47,196   58,122
      Expenses                    31,773   30,960   37,999   40,293
      Minority interest             (801)    (486)    (995)  (1,347)

      Income before taxes        $ 7,174    3,673    8,202   16,482
      Net income                 $ 4,468    3,173    5,141    7,350
      Earnings per share:
        Primary:
          Net income per common
           share                 $   .33      .24      .39      .56
        Fully diluted:
          Net income per common
           share                 $   .33      .24      .39      .56

      1995                        First    Second   Third    Fourth

      Revenues                  $ 22,782   22,483   25,351   32,359
      Expenses                    19,219   18,870   20,239   25,637
      Minority interest              -        -        -       (770)

      Income before taxes        $ 3,563    3,613    5,112    5,952
      Net income                 $ 3,058    2,934    4,269    4,353
      Earnings per share:
        Primary:
          Net income per common
           share                   $ .22      .21       .31     .33
        Fully diluted:
          Net income per common
           share                   $ .22      .21       .31     .33

                                                      (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

(16), Continued

      1994                       First    Second   Third   Fourth

      Revenues                  $ 18,803   23,046   24,476   23,295
      Expenses                    14,136   16,962   20,126   20,092

      Income before taxes        $ 4,667    6,084    4,350    3,203
      Net income                 $ 4,180    5,455    3,842    3,120
      Earnings per share:
        Primary:
          Net income per common
           share                   $ .30      .39      .28      .23
        Fully diluted:
          Net income per common
           share                   $ .30      .39      .28      .23






                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

                           Schedule I

                      Marketable Securities

                          May 31, 1996



                                               Securities
                                   Securities   sold, not
                                     owned,      yet pur-
                                   at market    chased, at
                                      value     market value

Corporate stocks                   $ 31,662,874 $ 18,783,268

Warrants and other securities           519,106       44,034

      Total                        $ 32,181,980 $ 18,827,302




                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

                          Schedule III

                 Condensed Financial Statements
                   of the Registrant (Parent)

                Statements of Financial Condition

                      May 31, 1996 and 1995


               Assets                                  1996             1995

Cash                                              $    60,833           22,819
Receivables:
 Brokers and dealers                                4,675,000            -
 Other                                                260,708          119,408
Notes receivable                                      418,545          458,545
Investment securities not readily marketable          401,320          401,320
Investment in, less net amounts due to,
 subsidiaries and affiliates                       69,460,503       52,551,562
Investment in partnerships                          9,130,087        6,381,879
Equipment, furniture and leasehold
 improvements - net                                     9,709           87,378
Identified intangible asset - net                     198,042          328,250
Exchange membership                                   351,496          351,496
Subordinated notes receivable                      10,250,000       10,250,000
Other assets                                        5,443,939        5,168,471

          Total assets                          $ 100,660,182       76,121,128


            Liabilities and
          Stockholders' Equity

Accounts payable, accrued expenses and other
 liabilities                                     $  8,840,627        4,893,627
Secured demand note payable                         5,250,000        5,250,000

                                                   14,090,627       10,143,627

Stockholders' equity:
 Common stock                                         143,432          143,432
 Retained earnings and other equity                86,426,123       65,834,069

                                                   86,569,555       65,977,501

     Total liabilities and stockholders' equity $ 100,660,182       76,121,128


See accompanying notes to condensed financial statements.

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

                     Schedule III, Continued

                 Condensed Financial Statements
                   of the Registrant (Parent)

                      Statements of Income

             Years ended May 31, 1996, 1995 and 1994



                                                   1996       1995       1994

Revenue:
 Equity income in partnerships                $ 5,546,428   4,917,494  3,014,259
 Interest                                       1,101,129     256,910     63,494
 Service fees paid by subsidiaries eliminated
   in consolidation                             4,675,000       -        100,000
 Income from lease of exchange membership         114,000    114,000      88,645
 Other                                                126      -           -
                                               11,436,683  5,288,404   3,266,398

Expenses:
 Compensation and benefits                      7,408,107  4,307,077   4,069,428
 Service fees paid by parent eliminated
   in consolidation                                 -          -         930,000
 Interest                                           -          1,292       1,254
 Other - net                                      403,816    673,446     112,265

                                                7,811,923  4,981,815   5,112,947

                                                3,624,760    306,589  (1,846,549)

Equity in income of subsidiaries               18,471,286 13,739,245  17,854,635

          Income before income taxes           22,096,046 14,045,834  16,008,086

Income taxes:
 Currently payable (receivable):
   Federal                                      2,108,345  (2,303,962)   (83,000)
   State and local                               (144,227)  1,734,908   (505,847)

                                                1,964,118    (569,054)  (588,847)

          Net income                         $ 20,131,928  14,614,888 16,596,933


See accompanying notes to condensed financial statements.


                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

                     Schedule III, Continued

                 Condensed Financial Statements
                   of the Registrant (Parent)

                    Statements of Cash Flows

             Years ended May 31, 1996, 1995 and 1994

                                                1996        1995         1994

Cash flows from operating activities:
 Net income                                $ 20,131,928   14,614,888  16,596,933
 Non-cash items included in net income:
   Net equity in gain of subsidiaries       (18,471,286) (13,739,245)(17,854,635)
   Equity income in partnerships             (5,546,428)  (4,917,494) (3,014,259)
   Depreciation and amortization                207,877      207,877     206,390
   Allocated tax benefit related to the
     exercise of options                      4,490,000        -           -
                                            (19,319,837) (18,448,862)(20,662,504)

 Decrease (increase) in operating assets:
   Receivables:
     Brokers and dealers                     (4,675,000)       -           -
     Other                                     (141,300)     (98,024)    (21,384)
   Other assets                                (275,468)  (5,415,032)      -
                                             (5,091,768)  (5,513,056)    (21,384)

 (Decrease) increase in operating liabilities:
   Accounts payable and accrued expenses      1,344,002    1,231,947     200,576

          Net cash used in
           operating activities              (2,935,675)  (8,115,083) (3,886,379)

Cash flows from investing activities:
 Investment in partnerships                    (242,790)       -           -
 Distribution from partnerships               3,041,010    2,641,956   1,602,243
 Payment for purchase of securities not
   readily marketable                             -            -        (400,000)
 Loans made to employees and officers        (1,622,765)       -        (309,824)
 Principal collected on notes receivable      1,662,765      109,232      72,588
 Purchase of subsidiary, net of cash acquired     -            -        (139,986)
 Payment for purchase of identified
   intangible asset                               -            -         (25,030)
 Additional capital contributed to subsidiaries (25,100)  (2,000,000)(10,425,000)
 Issuance of subordinated note                    -       (5,000,000)      -
          Net cash provided by (used in)
           investing activities               2,813,120   (4,248,812) (9,625,009)


                           (Continued)

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

                     Schedule III, Continued

                 Condensed Financial Statements
                   of the Registrant (Parent)

               Statements of Cash Flows, Continued


                                                  1996       1995        1994

Cash flows from financing activities:
 Purchase of treasury stock                $ (2,061,876) (1,948,126)  (1,572,007)
 Proceeds from exercise of options              635,000       -           95,000
 Net receipts on intercompany
   borrowings                                 1,587,445  14,306,850   15,003,912
          Net cash provided by financing
           activities                           160,569  12,358,724   13,526,905
          Net increase (decrease) in cash        38,014      (5,171)      15,517

Cash at beginning of year                        22,819      27,990       12,473

Cash at end of year                          $   60,833      22,819      27,990

Supplemental disclosures of cash flow information:

 Income tax payments aggregated $5,732,131, $1,882,724 and $761,011 for the years ended May 31, 1996, 1995 and 1994, respectively.

 Interest payments aggregated $0, $1,292 and $1,254 for the years ended May 31, 1996, 1995 and 1996 and 1995, respectively.

 During July 1994, the Company contributed an additional
 $246,562, in the form of U.S. Treasury securities with a face value of $250,000, which were included in other assets at May 31, 1996 and 1995, to Anvil Institutional Services Company.

 During February 1995, the Company entered into a collateralized
 $5,000,000 subordinated agreement with Equitrade (see note 3).

 During the period from November 1995 through February 1996, certain executives of the Company exercised an aggregate of 670,000 options for the purchase of 670,000 shares of the Company's common stock with an exercise price of $1 per share and 66,000 options for the purchase of 66,000 shares with an exercise price of $3.625 per share. In order to pay for the exercise price and to reimburse the Company for the income taxes ($2,602,997) on the gain related to the transaction, the executives remitted to the Company 394,697 shares of the Company's common stock with a market value of $3,487,247.


See accompanying notes to condensed financial statements.

                    THE SHERWOOD GROUP, INC.
                        AND SUBSIDIARIES

                     Schedule III, Continued

                 Condensed Financial Statements
                   of the Registrant (Parent)

             Notes to Condensed Financial Statements

                   May 31, 1996, 1995 and 1994





(1) The condensed financial information of the registrant should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements which are included elsewhere herein.

(2) Investment in, less net amounts due to, subsidiaries and affiliates represents the Company's investment in its subsidiary companies after deducting net amounts owed to several subsidiaries primarily related to the funding of the Company's cash flow needs by its operating subsidiaries.

(3) During the year ended May 31, 1995, the Company entered into two subordination agreements with Equitrade. The first note has a stated interest rate of 0% and matures on February 28, 1998. In connection with this agreement, the Company has pledged U.S. Treasury securities with a market value in excess of $5,000,000. Such securities are included in other assets at May 31, 1996 and 1995. The second note has a stated interest rate of 8% and matures on February 28, 1998. In connection with this agreement, the Company loaned Equitrade $5,000,000.

(4) No dividends were paid to the Company by its wholly owned subsidiaries during the years ended May 31, 1996, 1995 and 1994.

                          Signatures

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     August   16,  1996                  THE  SHERWOOD  GROUP, INC.
                                               By:   /s/   Arthur Kontos
                                               Arthur Kontos
                                               Chief Executive Officer

                                               By:   /s/   Denise Isaac
                                               Denise Isaac
                                               Chief Financial Officer


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                     Date

/s/ James H.   Lynch,  Jr.      Chairman of the Board     August 16, 1996
James H. Lynch, Jr.

/s/ Arthur Kontos               Director and Chief        August 16, 1996
Arthur Kontos                   Executive Officer

/s/ Richard  J.  Marino         Director                  August 16, 1996
Richard J. Marino

/s/ Dennis V.  Marino           Director                  August 16, 1996
Dennis V. Marino

/s/ Carl H. Hewitt              Director                  August 16, 1996
Carl H. Hewitt

/s/ Thomas Neumann              Director                  August 16, 1996
Thomas Neumann

/s/ John P. Duffy               Director                  August 16, 1996
John P. Duffy

/s/ Ralph Del Deo               Director                  August 16, 1996
Ralph Del Deo

/s/ Stephen DiLascio            Director                  August 16, 1996
Stephen DiLascio