Form 10-K/A
period 1996-05-31
SHERWOOD GROUP INC
filed 1996-08-22
CIK 811917

AMENDED TO INCLUDED PREVIOUSLY OMITTED EXHIBIT INDEX

             Securities And Exchange Commission
                   Washington, D.C. 20549
                         Form 10-K/A
      [X] Annual Report Pursuant To Section 13 Or
           15(d) Of The Securities Exchange Act Of
           1934
           For the fiscal year ended May 31, 1996
                             Or
   [  ] Transition Report Pursuant To Section 13 Or 15(d)
           Of The Securities Exchange Act Of 1934
     For the Transition Period from    to

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

             Documents Incorporated By Reference

      Document Incorporated               Part of Report
           By Reference               Into Which Incorporated
Proxy Statement for Annual Meeting           Part III
    to be held October 22, 1996

                          EXHIBIT INDEX

        Description of Document               SEC Exhibit Document

3.1     Restated Certificate of               Incorporated by reference
        Incorporation of                      to Exhibit No. 3.1 to the
         the Company                          Company's Registration
                                              Statement No. 33-12904 on
                                              Form S-1, effective May
                                              29, 1987 (the "Initial
                                              Registration Statement")

3.2     By-Laws of the Company,               Incorporated by reference
        as amended                            to Exhibit No. 3.2 to the
                                              Initial Registration
                                              Statement

10.1    Clearing Agreement dated              Incorporated by reference
        February 16, 1983 between             to Exhibit 10.7 to the Initial
        Speer Leeds & Kellogg and             Registration Statement
        Sherwood Securities

10.2    Agreement of Lease dated December,    Incorporated by reference
        1985 between Aetna Life Insurance     to Exhibit 10.8 to the
        Company and Sherwood Securities       Initial Registration
        Corp.                                 Statement

10.3    The Company's Employee Stock          Incorporated by reference
        Ownership Plan as amended             to Exhibit 10.9 to the
                                              Initial Registration
                                              Statement

10.4    The Company's Stock Option Plan       Incorporated by reference
                                              to Exhibit 10.10 to the
                                              Initial Registration
                                              Statement

10.5    Employment Agreement dated as of      Incorporated by reference
        January 1, 1992 by and between        to Exhibit 10.5 to the Form
        Arthur Kontos and the Company         10-K for Fiscal Year ended
                                              May 31, 1993

10.6    Mortgage Loan Agreements dated March  Incorporated by reference
        24, 1993 among the Company, Thomas    to Exhibit 10.6 to the Form
        Neumann and Geralyn Neumann           10-K for Fiscal Year ended
                                              May 31, 1993.

10.7    Voting Trust Agreement between        Incorporated by reference
        Arthur Kontos and Vicki Kontos dated  to Exhibit 10.7 to the Form
        May 11, 1993                          10-K for Fiscal Year ended
                                              May 31, 1994

10.8    Authorization to lend up to           Incorporated by reference
        $1,000,000 to Mr. Richard Marino      to Exhibit 10.8 to the Form
        dated December 14, 1993 and related   10-K for Fiscal Year ended
        documentation                         May 31, 1994

10.9    Lease Agreement dated December 20,    Incorporated by reference
        1993 between Connecticut General      to Exhibit 10.9 to the Form
        Life Insurance Company and Triak      10-K for Fiscal Year ended
        Services, Corp., Guaranty by The      May 31, 1994
        Sherwood Group, Inc. dated December
        6, 1993, Modification of Lease dated
        March 30, 1994 and Modification of
        Lease dated July 11, 1994

10.10   Employment Agreement dated September  Incorporated by reference
        12, 1995 by and between Arthur        to Exhibit 10.1 of the Form
        Kontos and the Company                10-Q for the quarter ended
                                              November 30, 1995

10.11   Letter of Arthur Kontos exercising    Incorporated by reference
        his option under the Employment       to Exhibit 10.2 to the Form
        Agreement                             10-Q for the quarter ended
                                              November 30, 1995

10.12   Waiver of Bonus by Arthur Kontos      Incorporated by reference
                                              to Exhibit 10.1 of the Form
                                              10-Q for the quarter ended
                                              February 29, 1996

10.13   Exhibit 10.13 Sublease Agreement      Incorporated by reference
        between Johnson & Higgins and Triak   to Exhibit 10.2 of the Form
        Services Corp.                        10-Q for the quarter ended
                                              February 29, 1996

10.14   Guaranty dated as of March 1, 1996    Filed herewith
        by and between Johnson & Higgins and
        NY Broad Holdings, Inc.

11.     Statement re:  computation of per     Filed herewith
        share earnings

21.     Subsidiaries of the Company           Incorporated by reference
                                              to Exhibit 22 to the
                                              Company's Report on Form
                                              10K for the year ended May
                                              31, 1988

23.     Consent of Auditor Company            Filed herewith

27.     Financial Data Schedule               Filed herewith


99.1    Secured Demand Note Collateral        Incorporated by reference
        Agreement and Amendment to Secured    to Exhibit 99.1 to the Form
        Demand Note Collateral Agreement      8-K dated February 28, 1995

99.2    Secured Demand in the principal       Incorporated by reference
        amount of $5,000,000                  to Exhibit 99.2 to the Form
                                              8-K dated February 28, 1995

99.3    Roll-Over Equity Investment dated     Incorporated by reference
        February 15, 1995 in the principal    to Exhibit 99.3 to the Form
        amount of $5,000,000 related to the   8-K dated February 28, 1995
        Secured Demand Note

99.4    Cash Subordination Agreement dated    Incorporated by reference
        as of February 15, 1995 and           to Exhibit 99.4 to the Form
        Amendment to Cash Subordination       8-K dated February 28, 1995
        Agreement

99.5    Roll-Over for Equity Investment       Incorporated by reference
        dated February 15, 1995 in the        to Exhibit 99.5 to the Form
        principal amount of $5,000,000        8-K dated February 28, 1995
        related to the Cash Subordination
        Agreement

99.6    Form of Indemnification Agreement to  Incorporated by reference
        be entered into between the Company   to Exhibit 99.1 to the Form
        and each of certain of its executive  8-K dated September 18,
        officers and directors                1995



                                 Signatures


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     August   16,  1996                  THE SHERWOOD  GROUP, INC.

                                               By:   /s/Arthur Kontos
                                               Arthur Kontos
                                               Chief Executive Officer

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

