Form 10-Q
period 1996-08-31
SHERWOOD GROUP INC
filed 1996-10-15
CIK 811917

CONFORMED


                               FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For Quarter Ended August 31, 1996

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



                            The Sherwood Group, Inc.
       ----------------------------------------------------------------------
                 (Exact name of Registrant  as specified in its charter)



                  Delaware                           22-2394480
               -----------------------------------------------------------
                (State or other jurisdiction of   I.R.S. Employer
                 incorporation or organization)   Identification No.)


              10 Exchange Place Centre, Jersey City, New Jersey     07302
     -----------------------------------------------------------------------
               (Address of principal executive offices)          (Zip code)

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

        13,015,685 shares of Common Stock, par value $.01 per share, were outstanding on September 30, 1996.

                        THE SHERWOOD GROUP, INC.

                           AND SUBSIDIARIES



                                INDEX


                                                                    PAGE

                                                                 --------

Part I - Financial Information

Item 1. - Financial Statements

Consolidated Statements of Financial Condition
       (Unaudited) - August  31, 1996 and May 31, 1996                3

Consolidated Statements of Income (Unaudited) -
        Three Months Ended August 31, 1996 and 1995                   4

Consolidated Statements of Cash Flows (Unaudited) -
        Three Months Ended August 31, 1996 and 1995                   5

Notes to Consolidated Financial Statements
        (Unaudited) - August 31, 1996                                 6


Item 2. - Management's Discussion and Analysis of
          Financial  Condition  and Results  of  Operations         7 - 9


Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K                           10

Signatures                                                           11


                 PART I - FINANCIAL INFORMATION
                  ITEM 1 - FINANCIAL STATEMENTS

            THE SHERWOOD GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         August 31
                                           1996               May 31,
  ASSETS                                (Unaudited)            1996

Cash                                     $    779,640         $    470,313
Receivables:
  Brokers and dealers                      40,793,939           78,628,199
      Other                                   544,066              519,631
Securities owned, at fair value            54,328,522           32,181,980
Investment securities not readily
  marketable, at fair value                   501,320              401,320
Investment in partnerships                    249,446              261,286
Notes receivable                              642,852              697,258
Furniture, fixtures and equipment,
  and leasehold improvements - at cost,
  net of accumulated depreciation and
  amortization of $8,927,592 at August
  31, 1996 and $8,132,165 at May 31, 1996  13,162,716           12,955,614
Computer software, net of accumulated
  amortization of $558,606 at August 31,
  1996 and $493,936 at May 31, 1996           758,113              766,256
Identified intangible assets, net of
  accumulated amortization of $1,356,123
  at August 31, 1996 and $1,245,176 at
  May 31, 1996                              2,832,157            2,943,104
Exchange memberships (market value
  $2,950,000 at August 31, 1996 and
  $2,827,500 at May 31, 1996)               2,616,496            1,166,496
US Treasury Obligations, held as
  collateral                                7,891,988            7,782,514
Subordinated notes receivable               3,250,000            3,250,000
Other assets                                2,296,869            1,260,822
                                         $130,648,124         $143,284,793

  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Securities sold, not yet purchased,
   at fair value                        $  13,327,179        $  18,827,302
 Accounts payable and accrued expenses,
   including compensation payable to
   officers and employees of $7,001,720
   at August 31, 1996 and $15,583,055 at
   May 31, 1996                            16,368,670           24,242,102
 Secured demand notes payable               3,250,000            3,250,000
 Income taxes payable                       3,565,538            5,338,326
 Minority interest in Equitrade             4,700,108            5,057,508
      Total liabilities                    41,211,495           56,715,238

Commitments and Contingencies (Note 4)

Stockholders' equity (Note 5)
 Preferred stock - $.01 par value;
   authorized 1,000,000 shares,
   none issued                                  -                    -
 Class A common stock - $.01 par value;
   authorized 50,000,000 shares; none issued    -                    -
 Common stock - $.01 par value; authorized
   50,000,000 shares; issued 14,343,201
   shares                                     143,432              143,432
 Additional paid-in capital                56,958,790           56,958,790
 Retained earnings                         40,939,181           37,936,140
                                           98,041,403           95,038,362
 Less: Treasury stock - at cost,
   1,326,040 shares at August 31, 1996
   and 1,313,469 shares at May 31, 1996    (8,604,774)          (8,468,807)
      Total stockholders' equity           89,436,629           86,569,555
                                         $130,648,124         $143,284,793


The accompanying notes are an integral part of these statements.

                               (3)

                      THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                           Three Months Ended August 31,
                                                 1996             1995

Revenues:
 Firm securities transactions - net          $ 29,683,515     $ 29,290,163
 Commission income                              7,696,151        6,235,428
 Floor brokerage income                         2,938,304        2,493,677
 Equity loss in partnerships                      (11,840)          (3,548)
 Interest income                                1,995,559        1,323,055
 Fee income                                       426,588          230,987
 Other revenues                                   261,471          178,503
                                               42,989,748       39,748,265

Expenses:
 Compensation and benefits                     15,024,338       12,043,775
 Clearing and related charges                  14,110,873       13,961,096
 Communications                                 2,810,189        2,312,373
 Depreciation and amortization                    971,044          508,676
 Occupancy costs and equipment rental             692,448          669,418
 Other expenses                                 3,274,652        2,240,504
 Interest expense                                  71,741           37,083
                                               36,955,285       31,772,925

 Income before minority interest and
   income taxes                                 6,034,463        7,975,340

 Income of Equitrade allocated to
   minority partners                              (13,600)        (801,546)

 Income before income taxes                     6,020,863        7,173,794

 Income taxes:
   Currently payable:
     Federal                                    2,097,250        1,796,113
     State and local                              920,572          909,817
                                                3,017,822        2,705,930

 Net income                                   $ 3,003,041      $ 4,467,864


 Income per common and common
   equivalent share (a)<F1>:
     Net income                                 $    0.23         $   0.33


 Weighted average common shares
   outstanding                                 13,050,182       13,354,368

<F1>(a) For presentation purposes, primary and fully diluted are identical.




The accompanying notes are an integral part of these statements.


                               (4)

                  THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               Three Months Ended August 31,
                                                   1996             1995
Cash flows from operating activities:
 Net income                                     $ 3,003,041     $ 4,467,864

 Non-cash items included in net income:
  Equity (income) loss in partnerships               11,840           3,548
   Depreciation and amortization                    971,044         508,676
   Income of Equitrade allocated to
     minority partners                               13,600         801,546

 (Increase) decrease in operating assets:
   Receivables:
    Brokers and dealers                          37,834,260       6,527,034
    Other                                           (24,435)        (44,324)
  Securities owned, at fair value               (22,146,542)     (7,040,435)
  US Treasury Obligations, held as collateral      (109,474)       (114,472)
  Other assets                                   (1,036,047)     (1,010,471)

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at
    fair value                                   (5,500,123)     (2,459,793)
  Accounts payable and accrued expenses          (7,873,432)       (751,248)
  Income taxes payable                           (1,772,788)      1,272,359
 Net cash provided by operating activities        3,370,944       2,160,284

Cash flows from investing activities:
 Purchase of investment securities not
   readily marketable                              (100,000)          -
 Principal collected on notes receivable             54,406          45,625
 Purchases of furniture, fixtures and
   equipment, and leasehold improvements         (1,002,529)     (1,935,719)
 Purchases of computer software                     (56,527)          -
 Purchase of exchange membership                 (1,450,000)          -
 Net cash used in investing activities           (2,554,650)     (1,890,094)

Cash flows from financing activities:
 Purchase of treasury stock                        (135,967)          -
 Proceeds from exercise of options                    -             250,000
 Capital withdrawals by minority interest          (371,000)       (353,584)
 Net cash used in financing activities             (506,967)       (103,584)

 Net increase (decrease) in cash                    309,327         166,606
 Cash at beginning of period                        470,313         593,473
 Cash at end of period                          $   779,640     $   760,079




The accompanying notes are an integral part of these statements.





                               (5)

           THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                         August 31, 1996

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

Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do  not  include  all of the information and  notes  required  by
generally    accepted   accounting   principles   for    complete
consolidated financial statements.  In the opinion of management, all  adjustments considered necessary for a fair presentation  of consolidated  financial condition and results of  operations  for the periods presented have been included.  All adjustments are of a  normal  and  recurring  nature.  It is  suggested  that  these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes  included in  the Company's 1996 Annual Report on Form 10-K.  Certain prior year  amounts  have been reclassified to conform with  the  three months ended August 31, 1996 presentation.

Note 3 - Net income per common share

      Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include stock issuable under stock options. The treasury stock method of accounting was used in computing the common stock equivalents for the computation of earnings per common share.

Note 4 - Commitments and contingencies

      Certain significant legal proceedings and matters were previously disclosed in the Company's 1996 Annual Report on Form
10-K. In addition, the Company's subsidiaries, and in some cases the Company, have been named as defendants in lawsuits that allege violations of Federal and state securities and related laws. Although there can be no assurance that such lawsuits and investigations involving the Company are not likely to have a material, adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company.

Note 5 - Net capital requirements

      As  registered broker-dealers, Sherwood Securities, NDB and
Equitrade  are subject to the Securities and Exchange  Commission
Uniform  Net Capital Rule 15c3-1 (the "Rule").  As of August  31,
1996,  the  net capital of Sherwood Securities, NDB and Equitrade exceeded  their  required net capital by $31,956,000,  $4,451,000 and $18,508,000, respectively.

      The  Rule  also  provides that equity capital  may  not  be withdrawn or cash dividends be paid if the resulting net  capital of  a  broker-dealer would be less than the amount required under the  Rule.  Accordingly,  at August  31,  1996,  the  payment  of dividends and advances to the Company by Sherwood Securities, NDB
and   Equitrade   is  limited  to  $31,756,000,  $4,369,000   and
$18,458,000,  respectively, under the most restrictive  of  these requirements. The Securities and Exchange Commission ("SEC") may,
by  order,  restrict the withdrawal of equity capital  on  a  net basis  if  the  SEC  determines that  such  withdrawal  would  be detrimental  to  the financial integrity of the broker-dealer  or the financial community.

                               (6)

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      The  results  of The Sherwood Group, Inc. and  subsidiaries
(the  "Company")  for  the three months  ended  August  31,  1996 reflect  primarily  the activities of Sherwood  Securities  Corp.
("Sherwood  Securities"), National Discount  Brokers  ("NDB"),  a
division  of  the  Company's  subsidiary,  Triak  Services  Corp.
("Triak")   and   Equitrade  Partners  ("Equitrade").    Sherwood
Securities is primarily engaged in the securities business  as  a wholesale market maker in NASDAQ National Market System and Small-
Cap   securities.   NDB  is  a  deep  discount   brokerage   firm
specializing  in  trade  execution for individual  investors  and
Equitrade is a registered specialist in equity securities on  The
New  York Stock Exchange ("NYSE").  During May 1996, the  Company
commenced  operations  of a new wholly owned  subsidiary,  Market
Distribution  Concepts Inc. ("MDC").  MDC delivers  comprehensive technical solutions to trading firms and individuals.

      The  Company's consolidated net income for the three months ended  August 31, 1996 was $3,003,000 compared to $4,468,000  for the  three  months ended August 31, 1995.  For the quarter  ended
August  31, 1996, the principal subsidiaries, Sherwood Securities
and   Triak   had   net  income  of   $3,120,000   and   $78,000,
respectively, compared to net income of $2,971,000  and  $811,000 for  the  quarter ended August 31, 1995, respectively.  Equitrade had  a  net profit of $400,000 for the three months ended  August
31,  1996 (of which the Company's share was $386,000) as compared to  a  net profit of $2,204,000 for the three months ended August
31, 1995 (of which the Company's share was $1,403,000).

      Total  revenue  for the Company increased by  approximately
$3,241,000, or 8%, for the three months ended August 31, 1996, as compared with the previous year. The reasons for the increase in revenues are set forth below.

       Revenue   from  firm  securities  transactions   increased
$393,000, or 1%, for the three months ended August 31,  1996,  as compared  with the previous year.  Revenues from firm  securities
transactions   at  Sherwood  Securities  increased  approximately
$2,882,000, or 11%, for the three month period ended  August  31,
1996  when compared to the prior year, while Sherwood Securities'
overall  trading volume increased approximately 3% for  the  same
period.   This increase in trading volume along with an  increase
in  the average number of shares per ticket led to an increase in opportunities which resulted in trading profits.  The increase in revenues from firm securities transactions at Sherwood Securities was  largely  offset by a decline of $2,484,000 in revenues  from firm securities transactions at Equitrade which was primarily due to trading losses sustained.

     The Company's commission income, primarily generated by NDB, increased by approximately $1,461,000, or 23%, for the three months ended August 31, 1996 when compared with the prior year.
The increase is due largely to the fact that NDB's average daily ticket count increased from approximately 3,700 to 4,400 tickets per day, an increase of 20%, for the three months ended August
31, 1996 when compared with the previous year.

      Floor brokerage income increased by approximately $444,000, or 18%, from $2,494,000 for the three months ended August 31, 1995 to $2,938,000 for the three months ended August 31, 1996.
The majority of the increase came from a $439,000, or 18%, increase in floor brokerage income at Equitrade, which resulted from an increase in the number of stocks in which Equitrade is a specialist, from 82 stocks at May 31, 1995 to 97 stocks at August
31, 1996.

      The principal portion of equity loss in partnerships is equity income from the Company's 49% limited partnership interest in Anvil Institutional Services Company.








                               (7)

     Interest income increased by approximately $673,000, or 51%, for  the  three months ended August 31, 1996 as compared  to  the
previous  year.   The  increase is due to a significant  rise  in
NDB's  customer debit and credit balances held with the Company's clearing  broker and to an increase in the agreed upon rate  used
to  compute  interest  earned on such  customer  balances.   Also
contributing  to  the  increase were the availability  of  larger amounts  of  cash  for  investment as well as  to  higher  market interest rates.

      Fee income increased by $196,000, or 85%, for the three months ended August 31, 1996 as compared to the prior year. The increase is due to larger 12b-1 fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year.

      Total  expenses for the three months ended August 31,  1996 increased  approximately $5,182,000, or 16%, from $31,773,000  in
1995  to  $36,955,000 in 1996.  The reasons for the  increase  in expenses are set forth below.

     Compensation and benefits increased $2,981,000, or 25%, for the three month period ended August 31, 1996 compared with the prior year. The increase is due primarily to higher commissions paid to traders and salespeople because of higher trading profits at Sherwood Securities and to an increase in office salaries and related benefits due principally to a 20% increase in NDB's staff size.

     Clearing and related charges increased by approximately
$150,000, or 1%, for the three month period ended August 31, 1996, as compared to the prior year. The increase was due principally to the operations of NDB for which clearance charges rose by approximately $509,000 during the three months ended
August 31, 1996 compared to the three months ended August 31, 1995 due to the increase in the volume of transactions. This was offset by a decline of approximately $298,000 in clearance and execution charges on Sherwood Securities' OTC market making activities.

      Communications expense increased by approximately $498,000, or 22%, for the three months ended August 31, 1996 as compared to the previous year. The increase was mainly due to an increase in the activities of NDB, primarily the implementation of its 1-800 customer quotation service, as well as to an increase in other quotations expense.

      Depreciation  and amortization increased  by  approximately
$462,000, or 91%, for the three months ended August 31, 1996 as compared to the prior year. This increase can be attributed to capital expenditures incurred in connection with the relocation of NDB's and SSC's headquarters.

      Occupancy and equipment rental expenses increased $23,000, or 3%, for the three month period ended August 31, 1996, as compared to the prior year. The increase is due to higher occupancy rates incurred as a result of the relocation of NDB's main offices.

      Other  expenses increased by approximately  $1,034,000,  or
46%,  for  the three months ended August 31, 1996 as compared  to
the  prior  year.   The  increase was due,  specifically,  to  an
increase  in  advertising expense and, generally, to the  overall increase in the volume of business and an increase in staff size.

     Interest expense increased by approximately $35,000, or 93%, for the three months ended August 31, 1996 as compared to the previous year due to the operations of Equitrade, which holds secured demand notes with third parties.

       Income   of  Equitrade  allocated  to  minority   partners
represents the share of Equitrade's net income allocated  to  the minority  partners during the three months ended August 31,  1996 and 1995, respectively.

       The   Company's   effective  tax   rate   increased   from
approximately 38% for the three months ended August 31,  1995  to approximately  50% for the three months ended  August  31,  1996.
The  difference  in  the  rates is  due  to  the  timing  of  the deductibility of certain items subject to different treatment for book  and  tax  purposes such as depreciation  and  amortization, meals and entertainment, bonuses and rent expense.







                               (8)

Liquidity

      The  Company's tangible assets are highly liquid with  more than  73%  of these tangible assets consisting of cash or  assets readily  convertible  into cash.  The Company's  operations  have
generally  been  financed  by  internally  generated  funds.   In
addition,  at  August  31,  1996, margin  account  borrowings  of approximately $145,000,000 were available to the Company from its clearing brokers.

      The  Company's broker-dealer entities, Sherwood Securities,
NDB  and  Equitrade,  are  subject to  the  minimum  net  capital requirement  of the SEC which is designed to measure the  general
financial  soundness  and  liquidity of  broker-dealers.   As  of
August  31,  1996,  Sherwood Securities, NDB  and  Equitrade  had
approximately    $31,956,000,   $4,451,000    and    $18,508,000,
respectively, in excess of the required minimum net capital.  The net  capital  rule imposes financial restrictions  upon  Sherwood
Securities'  NDB's  and Equitrade's businesses  which  are  more severe than those imposed on most other businesses.

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

      In  connection  with the relocation of  NDB's  headquarters
scheduled   for   late-1996,  the  Company   made   deposits   of
approximately $1,000,000 on various fixed assets, accounting  for the  increase in other assets reflected on the statement of  cash flows  for the three months ended August 31, 1996.  Additionally, fixed  assets of approximately $500,000 were purchased and placed into  service  by NDB during the quarter ended August  31,  1996.
The   Company   anticipates  that  it  will  spend  approximately
$5,000,000  in  total  over the next 18 months  for  the  ongoing upgrade  of  NDB's technological infrastructure  and  intends  to finance this upgrade out of internally generated funds.

      In  connection with the commencement of operations of  MDC, the  Company expended approximately $400,000 for operating  costs and  purchases  of  fixed assets during the  three  months  ended
August  31,  1996.  The Company anticipates that  it  will  spend
approximately  $2,000,000  in  total  over  the  next   year   in
establishing  MDC  and intends to finance this  activity  out  of internally generated funds.

      The  operations  of the Company's American  Stock  Exchange
Specialist book continue to be funded by the income generated by the book.

      Cash flows from the Company's investment activities are directly related to market conditions. On August 13, 1996, the Company purchased 100,000 restricted shares of Intra Serve Corp.
for $100,000.

      During July 1996, Equitrade purchased an additional seat on
the  NYSE  for  $1,450,000.   No additional  seat  purchases  are
expected at this time.

      During  the three months ended August 31, 1996, the Company repurchased  12,571  additional shares  in  connection  with  its
December  1992  plan to buy back up to 1,500,000  shares  of  the
Company's  common stock from time to time in the open  market  or
through  privately negotiated transactions.   As  of  August  31,
1996, 1,025,271 shares had been reacquired under this plan.   The
source of funds for these purchases were internally generated.


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

                                (9)

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:

                Exhibit 11 - Computation of Earnings Per Share

                Exhibit 27 - Financial Data Schedule

            (b) The Company filed no reports on Form 8-K during
                  the quarter ended August 31, 1996.














































                              (10)

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The Sherwood Group, Inc.
                                        ---------------------------------

   Date: October 7, 1996                By: /s/ Dennis Marino
   ----------------------------         --------------------------------
                                        Dennis Marino
                                        Executive Vice President
                                        and Chief Administrative Officer


   Date: October 7, 1996                By: /s/ Denise Isaac
   -----------------------------        --------------------------------
                                        Denise Isaac
                                        Chief Financial Officer and
                                        Principal Accounting Officer
































                              (11)



