Form 10-Q
period 1996-11-30
SHERWOOD GROUP INC
filed 1997-01-14
CIK 811917

CONFORMED


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For Quarter Ended November 30, 1996
                                       OR
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the transition period from             to

                                                        ---------    ---------

                          Commission file number 1-9480

             -------------------------------------------------------


                            The Sherwood Group, Inc.

     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                         Delaware              22-2394480

     ----------------------------------------------------------------------
                 (State or other jurisdiction of   (I.R.S.Employer
                  incorporation or organization)   Identification No.)


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed bySection 13 or 15(d) of the Securities ExchangeAct of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---- ----


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 12,827,009 shares of Common Stock, par value $.01 per share, were outstanding on December 31, 1996.

                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES


                                      INDEX


                                                                          PAGE

                                                                       --------

Part I - Financial Information

Item 1. - Financial Statements

Consolidated Statements of Financial Condition
         (Unaudited) - November 30, 1996 and May 31, 1996                     3

Consolidated Statements of Income (Unaudited) -
          Three Months and Six Months Ended November 30, 1996 and 1995        4

Consolidated Statements of Cash Flows (Unaudited) -
          Six Months Ended November 30, 1996 and 1995                         5

Notes to Consolidated Financial Statements
         (Unaudited) - November 30, 1996                                      6



Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  7 - 10


Part II - Other Information

Item 1. - Legal Proceedings                                                  11

Item 4. - Submission of Matters to a Vote of Security Holders                11

Item 6. - Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   13


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                November 30,
                                                                     1996              May 31,
              ASSETS                                             (Unaudited)            1996
                                                            -------------------  ------------------

Cash                                                        $          824,230   $         470,313
Receivables:
  Brokers and dealers                                               49,313,219          78,628,199
  Other                                                                540,542             519,631
Securities owned, at fair value                                     51,502,947          32,181,980
Investment securities not readily marketable, at fair value            501,320             401,320
Investment in partnerships                                             245,954             261,286
Notes receivable                                                       726,379             697,258
Furniture, fixtures and equipment, and leasehold improvements - at cost, net of accumulated depreciation and amortization of
  $5,315,713 at November 30, 1996 and $8,132,165 at May 31, 1996    13,774,404          12,955,614
Computer software - at cost, net of accumulated amortization of
  $629,002 at November 30, 1996 and $493,936 at May 31, 1996           832,945             766,256
Identified intangible assets, net of accumulated amortization of
   $1,444,508 at November 30, 1996 and $1,245,176 at May 31, 1996    2,743,772           2,943,104
Exchange memberships (market value $3,392,500 at November 30,
  1996 and $2,827,500 at May 31, 1996)                               2,616,496           1,166,496
US Treasury Obligations, held as collateral                          7,906,138           7,782,514
Subordinated notes receivable                                        3,750,000           3,250,000
Other assets                                                         5,559,868           1,260,822
                                                            -------------------  ------------------
                                                            $      140,838,214   $     143,284,793
                                                            ===================  ==================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at fair value         $       18,061,974   $      18,827,302
  Accounts payable and accrued expenses, including
    compensation payable to officers and employees of
    $9,612,752 at November 30, 1996 and $15,583,055
    at May 31, 1996                                                 21,284,386          24,242,102
  Secured demand notes payable                                       3,250,000           3,250,000
  Income taxes payable                                               2,163,665           5,338,326
  Minority interest in Equitrade                                     4,766,468           5,057,508
                                                            -------------------  ------------------
          Total liabilities                                         49,526,493          56,715,238
                                                            -------------------  ------------------

Commitments and Contingencies (Note 4)

Stockholders' equity (Note 5)
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                              -                   -
  Class A common stock - $.01 par value;
    authorized 50,000,000 shares; none issued                             -                   -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 14,343,201 shares                        143,432             143,432
  Additional paid-in capital                                        56,958,790          56,958,790
  Retained earnings                                                 44,234,466          37,936,140
                                                            -------------------  ------------------
                                                                   101,336,688          95,038,362
  Less: Treasury stock - at cost, 1,465,248 shares at
    November 30, 1996 and 1,313,469 shares at May 31, 1996         (10,024,967)         (8,468,807)
                                                             ------------------  ------------------
          Total stockholders' equity                                91,311,721          86,569,555
                                                            -------------------  ------------------
                                                            $      140,838,214   $     143,284,793
                                                            ===================  ==================

        The accompanying notes are an integral part of these statements.
                                                                                                                   (3)


                   THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended November 30,         Six Months Ended November 30,
                                                            ---------------------------------------    ----------------------------
                                                                     1996               1995               1996              1995
                                                            -------------------  ------------------   ----------- -----------------

Revenues:
  Firm securities transactions - net                        $       26,755,037   $      23,648,937    $     56,438,552  $52,939,100
  Commission income                                                  8,056,241           6,765,317          15,752,392   13,000,745
  Floor brokerage income                                             3,435,834           2,571,841           6,374,138    5,065,518
  Equity income (loss) in partnerships                                  (3,492)             17,160             (15,332)      13,612
  Interest income                                                    1,922,670           1,504,478           3,918,229    2,827,533
  Fee income                                                           662,010             388,618           1,088,598      619,605
  Other revenues                                                       226,835             222,059             488,306      400,562
                                                            -------------------  ------------------   ----------------- -----------
                                                                    41,055,135          35,118,410          84,044,883   74,866,675
                                                            -------------------  ------------------   ----------------- -----------

Expenses:
  Compensation and benefits                                         13,452,795          10,646,501          28,477,133   22,690,276
  Clearing and related charges                                      13,835,379          13,569,627          27,946,252   27,530,723
  Communications                                                     2,697,615           2,758,997           5,507,804    5,071,370
  Depreciation and amortization                                      1,053,189             673,843           2,024,233    1,182,519
  Occupancy costs and equipment rental                                 709,092             735,552           1,401,540    1,404,970
  Other expenses                                                     2,939,073           2,536,126           6,213,725    4,776,630
  Interest expense                                                      61,857              39,206             133,598       76,289
                                                            -------------------  ------------------   ----------------- -----------
                                                                    34,749,000          30,959,852          71,704,285   62,732,777
                                                            -------------------  ------------------   ----------------- -----------

   Income before minority interest and
     income taxes                                                    6,306,135           4,158,558          12,340,598   12,133,898
                                                            -------------------  ------------------   ----------------- -----------

  Income of Equitrade allocated to
    minority partners                                                 (739,360)           (485,846)           (752,960)  (1,287,392)
                                                            -------------------  ------------------   ----------------- -----------

   Income before income taxes                                        5,566,775           3,672,712          11,587,638   10,846,506
                                                            -------------------  ------------------   ----------------- -----------

   Income taxes:
      Currently payable:
        Federal                                                      1,481,877             365,363           3,579,127    2,161,476
        State and local                                                789,613             133,962           1,710,185    1,043,779
                                                            -------------------  ------------------   ----------------- -----------
                                                                     2,271,490             499,325           5,289,312    3,205,255
                                                            -------------------  ------------------   ----------------- -----------

   Net income                                               $        3,295,285   $       3,173,387    $      6,298,326  $ 7,641,251
                                                            ===================  ==================   ================= ===========


   Income per common and common equivalent share (a):<F1>
        Net income                                          $            0.25    $            0.24    $           0.48  $      0.57
                                                            ===================  ==================   ================= ===========


Weighted average common shares
 outstanding                                                        13,028,509          13,425,900          13,039,467   13,325,472
                                                            ===================  ==================   ================= ===========

<F1>(a) For presentation purposes, primary and fully diluted are identical.




        The accompanying notes are an integral part of these statements.

                                       (4)


                    THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended November 30,
                                                            ---------------------------------------
                                                                     1996               1995

                                                            -------------------  ------------------

 Cash flows from operating activities:
  Net income                                                $        6,298,326   $       7,641,251

 Non-cash items included in net income:
  Equity (income) loss in partnerships                                  15,332             (13,612)
  Depreciation and amortization                                      2,024,233           1,214,186
  Income of Equitrade allocated to minority partners                   752,960           1,287,392

 (Increase) decrease in operating assets:
  Receivables:
    Brokers and dealers                                             29,314,980          (8,090,134)
    Other                                                              (20,911)           (177,972)
  Securities owned, at fair value                                  (19,320,967)          3,830,597
  US Treasury Obligations, held as collateral                         (123,624)             25,279
  Other assets (net of deposits made on furniture, fixtures
     and equipment, and leasehold improvements)                        358,750             550,061

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at fair value                   (765,328)          2,498,512
  Accounts payable and accrued expenses                             (2,957,716)          1,729,219
  Income taxes payable                                              (3,174,661)           (229,276)
                                                            -------------------  ------------------
  Net cash provided by operating activities                         12,401,374          10,265,503
                                                            -------------------  ------------------

 Cash flows from investing activities:
  Purchase of investment securities not readily marketable            (100,000)           -
  Loans made                                                          (100,275)            (18,275)
  Principal collected on notes receivable                               71,154              45,625
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements                           (2,508,625)         (9,717,137)
  Deposits made on furniture, fixtures and equipment,
    and leasehold improvements                                      (4,657,796)           -
  Purchases of computer software                                      (201,755)            (88,883)
  Purchase of exchange membership                                   (1,450,000)           -
  Issuance of subordinated note                                       (500,000)           -
                                                            -------------------  ------------------
 Net cash used in investing activities                              (9,447,297)         (9,778,670)
                                                            -------------------  ------------------

 Cash flows from financing activities:
  Purchase of treasury stock                                        (1,556,160)           (298,354)
  Proceeds from exercise of options                                   -                    335,000
  Capital withdrawals by minority interest                          (1,044,000)           (672,867)
                                                            -------------------  ------------------
 Net cash used in financing activities                              (2,600,160)           (636,221)
                                                            -------------------  ------------------

 Net increase (decrease) in cash                                       353,917            (149,388)
 Cash at beginning of period                                           470,313             593,473
                                                            -------------------  ------------------
 Cash at end of period                                      $          824,230   $         444,085
                                                            ===================  ==================



        The accompanying notes are an integral part of these statements.




                                       (5)

                    THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                November 30, 1996

Note 1 - Business and organization

     The Sherwood Group, Inc. and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities"). National Discount Brokers ("NDB"), another registered broker-dealer, is a division of the Company's wholly owned subsidiary, Triak Services Corp. The Company has a 60% special limited partnership interest in Equitrade Partners ("Equitrade"), which is a specialist for securities listed on The New York Stock Exchange. In addition, Sherwood Securities is a specialist for securities listed on the American Stock Exchange. During May 1996, the Company commenced operations of a new wholly owned subsidiary, MXNet Inc. ("MXNet"), formerly Market Distribution Concepts Inc. MXNet delivers comprehensive technical solutions to trading firms and individuals.

Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1996 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the three and six months ended November 30, 1996 presentations.

Note 3 - Net income per common share

     Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include stock issuable under stock options. The treasury stock method of accounting was used in computing the common stock equivalents for the computation of earnings per common share.

Note 4 - Commitments and contingencies

     Certain significant legal proceedings and matters were previously disclosed in the Company's 1996 Annual Report on Form 10-K and Forms 10-Q filed thereafter and incorporated herein by reference. In addition, the Company's subsidiaries, and in some cases the Company, have been named as defendants in lawsuits that allege violations of Federal and state securities and related laws. Although there can be no assurance that such lawsuits and investigations involving the Company are not likely to have a material, adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company.

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities, NDB and Equitrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 (the "Rule"). As of November 30, 1996, the net capital of Sherwood
Securities, NDB and Equitrade exceeded their required net capital by $33,772,000, $984,000 and $21,639,000, respectively.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at November 30, 1996, the payment of dividends and advances to the Company by Sherwood Securities, NDB and Equitrade is limited to $33,572,000, $911,000 and $21,559,000, respectively, under the most restrictive of these requirements. The Securities and Exchange Commission ("SEC") may, by order, restrict the withdrawal of equity capital on a net basis if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.

                                       (6)

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The results of The Sherwood Group, Inc. and subsidiaries (the "Company") for the three months and six months ended November 30, 1996 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak") and Equitrade Partners ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in NASDAQ National Market System and Small-Cap securities. NDB is a deep discount brokerage firm specializing in trade execution for individual investors and Equitrade is a registered specialist in equity securities on The New York Stock Exchange ("NYSE"). During May 1996, the Company commenced operations of a new wholly owned subsidiary, MXNet Inc. ("MXNet"), formerly Market Distribution Concepts Inc. MXNet delivers comprehensive technical solutions to trading firms and individuals.

     The Company's consolidated net income for the three months ended November 30, 1996 was $3,295,000 compared to $3,173,000 for the three months ended November 30, 1995. For the quarter ended November 30, 1996, the principal subsidiaries, Sherwood Securities and Triak had net income of $2,010,000 and $153,000, respectively, compared to net income of $1,395,000 and $472,000 for the quarter ended November 30, 1995, respectively. Equitrade had a net profit of $2,233,000 for the three months ended November 30, 1996 (of which the Company's share was $1,494,000) as compared to a net profit of $1,344,000 for the three months ended November 30, 1995 (of which the Company's share was $858,000). The Company's consolidated net income for the six months ended November 30, 1996 was $6,298,000 compared to $7,641,000 for the six months ended November 30, 1995. For the six months ended November 30, 1996, the principal subsidiaries, Sherwood Securities and Triak had net income of $5,130,000 and $231,000, respectively, compared to net income of $4,366,000 and $1,283,000 for the six months ended November 30, 1995, respectively. Equitrade had a net profit of $2,633,000 for the six months ended November 30, 1996 (of which the Company's share was $1,880,000) as compared to a net profit of $3,548,000 for the six months ended November 30, 1995 (of which the Company's share was $2,260,000).

     Total revenue for the Company increased by approximately $5,937,000, or 17%, for the three months ended November 30, 1996, and $9,178,000, or 12%, for the six months ended November 30, 1996, as compared with the previous year's respective periods. The reasons for the increases in revenues are set forth below.

     Revenue from firm securities transactions increased $3,106,000, or 13%, and $3,499,000, or 7%, for the three and six month periods ended November 30, 1996, respectively, as compared with the previous year. Revenues from firm securities transactions at Sherwood Securities increased approximately $3,029,000, or 13%, and $5,911,000, or 12%, for the three and six month periods ended November 30, 1996, respectively, when compared to the prior year, while Sherwood Securities' overall trading volume increased approximately 3% and 2% for the same periods. This increase in trading volume along with an increase in the average number of shares per ticket led to an increase in opportunities which resulted in trading profits. For the three months ended November 30, 1996, revenues from securities transactions at Equitrade increased by approximately $77,000. The increase in revenues from firm securities transactions at Sherwood Securities for the six months ended November 30, 1996 was largely offset by a decline of $2,412,000 in revenues from firm securities transactions at Equitrade which was primarily due to trading losses sustained.

     The Company's commission income, primarily generated by NDB, increased by $1,291,000, or 19%, and $2,752,000, or 21%, for the three and six months ended November 30, 1996, respectively, when compared with the prior year. The increases are due largely to the fact that NDB's average daily ticket count increased from approximately 3,900 to 4,500 tickets per day, an increase of 15%, for the three months ended November 30, 1996 and from 3,800 to 4,500 tickets per day, an increase of 18%, for the six months ended November 30, 1996 when compared with the previous year.

     Floor brokerage income increased by approximately $864,000, or 34%, and $1,309,000, or 26%, for the three and six months ended November 30, 1996, respectively, when compared to the prior year. The majority of the increases came from increases at Equitrade of $871,000, or 35%, and $1,309,000, or 27%, for the three and six months ended November 30, 1996, respectively, which resulted from an increase in the number of stocks in which Equitrade is a specialist, from 82 stocks at May 31, 1995 to 98 stocks at November 30, 1996.


                                       (7)

     The principal portion of equity loss in partnerships is equity income from the Company's 49% limited partnership interest in Anvil Institutional Services Company ("Anvil").

     Interest income increased by approximately $418,000, or 28%, and $1,091,000, or 39%, for the three and six months ended November 30, 1996, respectively, as compared to the previous year. The increase is due to a significant rise in NDB's customer debit and credit balances held with the Company's clearing broker and an increase in the agreed upon rate used to compute interest earned on such customer balances. Also contributing to the increase was the availability of larger amounts of cash for investment.

     Fee income increased by $273,000, or 70%, and $469,000, or 76%, for the three and six months ended November 30, 1996, respectively, as compared to the prior year. The increase is principally due to larger 12b-1 fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year.

     Total expenses for the three months ended November 30, 1996 increased approximately $3,789,000, or 12%, from $30,960,000 in 1995 to $34,749,000 in
1996. Total expenses for the six months ended November 30, 1996 increased approximately $8,971,000, or 14%, from $62,733,000 in 1995 to $71,704,000 in
1996 The reasons for the increase in expenses are set forth below.

     Compensation and benefits increased $2,806,000, or 26%, and $5,787,000, or 26%, for the three and six month periods ended November 30, 1996, respectively, compared with the prior year. The increase is due primarily to higher commissions paid to traders and salespeople because of higher trading profits at Sherwood Securities and to an increase in office salaries and related benefits due principally to an approximate 20% increase in NDB's staff size.

     Clearing and related charges increased by approximately $266,000, or 2%, and $416,000, or 2%, for the three and six month periods ended November 30, 1996, respectively, as compared to the prior year. The increases were due principally to the operations of NDB for which clearance charges rose by approximately $323,000 and $832,000 during the three and six months ended November 30, 1996, respectively, compared to the prior year due to the increase in the volume of transactions. These increases were largely offset by declines of approximately $114,000 and $567,000 for the three and six months ended November 30, 1996, respectively, in clearance, correspondent and execution charges on Sherwood Securities' OTC market making activities.

     Communications expense decreased by approximately $61,000, or 2%, and increased by $436,000, or 9%, for the three and six months ended November 30, 1996, respectively, as compared to the previous year. The decrease for the three months ended November 30, 1996 is primarily due to a favorable renegotiation of the rate charged for NDB's telephone service. The increase for the six months ended November 30, 1996 is mainly due to an increase in the activities of NDB, primarily the expansion of its 1-800 customer quotation service, as well as to an increase in other quotation expenses.

     Depreciation and amortization increased by approximately $379,000, or 56%, and $842,000, or 71%, for the three and six months ended November 30, 1996, respectively, as compared to the prior year. This increase can be attributed to capital expenditures incurred in connection with the relocation of NDB's and SSC's headquarters, as well as the commencement of operations of MXNet.

     Occupancy and equipment rental expenses decreased $26,000, or 4%, and 3,000, or 1%, for the three and six month periods ended November 30, 1996, respectively, as compared to the prior year. The decreases are due to a decrease for Sherwood Securities which incurred rent concurrently on two main locations during the prior year as Sherwood Securities awaited its move from New York to New Jersey. Offsetting this decrease were higher occupancy rates incurred as a result of the signing of a new lease for the relocation of NDB's main offices.

     Other expenses increased by approximately $403,000, or 16%, and $1,437,000, or 30%, for the three and six months ended November 30, 1996, respectively, as compared to the prior year. The increase was due, specifically, to an increase in advertising expense and, generally, to the overall increase in the volume of business and an increase in staff size.

     Interest expense increased by approximately $22,000, or 58%, and $57,000, or 75%, for the three and six months ended November 30, 1996, respectively, as compared to the previous year due to the operations of Equitrade. Interest expense on the capital of Equitrade's minority partners has increased as the level of such capital rose since a year earlier.

                                       (8)

     Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the minority partners during the three and six months ended November 30, 1996 and 1995, respectively.

     The Company's effective tax rate increased from approximately 14% for the three months ended November 30, 1995 to approximately 41% for the three months ended November 30, 1996 and from 30% for the six months ended November 30, 1995 to 46% for the six months ended November 30, 1996. The difference in the rates is due to several factors. First, the Company's relocation of its headquarters from New York to New Jersey during November 1995 led to a retroactive reduction in the Company's effective tax rate during the quarter ended November 30, 1995. In addition, during the quarter ended November 30, 1995, the Company recognized certain tax benefits primarily related to employee compensation arrangements which were not available during the quarter ended November 30, 1996.


Liquidity

     The Company's tangible assets are highly liquid with more than 72% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally generated funds. In addition, at November 30, 1996, margin account borrowings of approximately $124,000,000 were available to the Company from its clearing brokers.

     The Company's broker-dealer entities, Sherwood Securities, NDB and Equitrade, are subject to the minimum net capital requirement of the SEC which is designed to measure the general financial soundness and liquidity of broker-dealers. As of November 30, 1996, Sherwood Securities, NDB and Equitrade had approximately $33,772,000, $984,000 and $21,639,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses which are more severe than those imposed on most other businesses.

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

     In connection with the relocation of NDB's headquarters during December 1996, the Company made deposits of approximately $4,658,000 on various fixed assets, accounting for the increase in other assets reflected on the statement of financial condition as of November 30, 1996. Additionally, fixed assets of approximately $846,000 were purchased and placed into service by NDB during the six months ended November 30, 1996. The Company anticipates that it will spend an additional $5,200,000 over the next 18 months for the ongoing upgrade of NDB's technological infrastructure and intends to finance this upgrade out of internally generated funds.

     In connection with the commencement of operations of MXNet, the Company expended approximately $1,700,000 for operating costs and purchases of fixed assets during the six months ended November 30, 1996. The Company anticipates that it will spend an additional $500,000 over the next year in establishing MXNet and intends to finance this activity out of internally generated funds.

     The operations of the Company's American Stock Exchange Specialist book continue to be funded by the income generated by the book.

     Cash flows from the Company's investment activities are directly related to market conditions.

     On August 13, 1996, the Company purchased 100,000 restricted shares of Intra Serve Corp. for $100,000.

     On November 22, 1996, the Company loaned $100,000 to Eurotech Ltd. In addition to a promissory note bearing interest at the rate of 12% per annum, the Company received 50,000 shares of Eurotech Ltd. Common stock.

     During July 1996, Equitrade purchased an additional seat on the NYSE for $1,450,000.

     On November 21, 1996, Equitrade loaned RSF Partners, a NYSE specialist firm, $500,000 under a subordination



                                       (9)
agreement with interest payable at 8% per annum and a maturity date of November 30, 1997. As additional consideration for the loan, RSF Partners granted to Equitrade the exclusive right of first refusal to acquire RSF Partners' specialist unit, subject to NYSE approval.

     During the six months ended November 30, 1996, the Company repurchased 151,779 additional shares in connection with its December 1992 plan to buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 1996, 1,164,479 shares had been reacquired under this plan. The source of funds for these purchases were internally generated.


Subsequent Events

     As of December 31, 1996, the Company entered into an agreement with the president of its subsidiary, Stock Market Index, Inc. ("SMI"), pursuant to which the Company sold all the shares of SMI to the president of SMI in exchange for a personal note of the president in the amount of $132,187. The note is secured by the shares of SMI. The Company recognized a loss, after taxes, of approximately $63,000 on this sale.

     As of January 13, 1997, the Company was negotiating a letter of intent with its joint venture partner in Anvil to acquire its partner's joint venture interest for $150,000 plus the payment of $25,000 in legal fees. The transaction is subject to the execution of a definitive agreement by the parties.

     On December 24, 1996, Equitrade reached an oral agreement in principle to acquire a 64% interest in, and certain other unaffiliated parties a 36% interest in, the specialist business of Dresdner-NY Incorporated which trades 54 issues on the NYSE. Equitrade will pay the entire $10,300,000 purchase price which includes the acquisition of four seats on the NYSE. The transaction and specific terms are subject to execution of definitive agreements by the parties and approval by the NYSE. There can be no assurance that Equitrade will conclude this transaction or that regulatory approvals will be granted.


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


Forward Looking Statements

     Statements regarding the Company's expectations as to its future operations and financial condition and certain other information contained in this Form 10-Q or in documents incorporated herein by reference constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operation, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include a general downturn in the economy, changes in the level of activity of securities markets in which the Company participates, changes in government policy or regulation and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations.







                                      (10)

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     In Part I, Item 3 "Legal Proceedings" of its Form 10-K for the fiscal year ended May 31, 1996, the Company reported upon a class action complaint entitled In re NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS), in which the Company is one of several defendants. The Honorable Robert W. Sweet, U.S.D.J., by opinion issued on November 26, 1996, granted in part plaintiffs' motion in this action for class certification pursuant to Rules 23(b)(2) and 23(b)(3) of the Federal Rules of Civil Procedure.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held an Annual Meeting of its Stockholders on October 22, 1996.

     (b) (i) The following persons were elected directors for a term of three years:


                                                                    Votes          Votes
                                                                     For         Withheld

                              Carl H. Hewitt                        10,935,818       15,032
                              John P. Duffy                         10,935,818       15,032
                              Thomas Neumann                        10,935,818       15,032

     The following persons  continued as directors:  James H. Lynch, Jr., Dennis
     Marino,  Arthur  Kontos,  Richard  J.  Marino, Ralph N. Del Deo and Stephen
     J.DiLascio.

     (ii) The  shareholders  ratified the adoption of the Sherwood  Group,  Inc.
          1996 CEO Bonus Plan. The following was the shareholder vote on this matter:
                              For:                                       10,901,658
                              Against:                                       36,741
                              Withheld:                                       7,905
                              Broker Non-Vote:                                4,546

     (iii) The  shareholders  ratified the adoption of the Sherwood Group,  Inc.
           1996 Executive Incentive Award Plan. The following was the shareholder vote on this matter:

                              For:                                        7,538,142
                              Against:                                      614,101
                              Withheld:                                      28,375
                              Broker Non-Vote:                            2,770,232

     (iv) The shareholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending May 31, 1997. The following was the shareholder vote on this matter:

                              For:                                        7,511,663
                              Against:                                      642,551
                              Withheld:                                      30,950
                              Broker Non-Vote:                            2,765,686









                                                       (11)

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
                 Exhibit 10(a) - The Sherwood Group, Inc. 1996 CEO Bonus Plan - incorporated by reference to Exhibit A to The Sherwood Group, Inc. proxy statement dated September 10, 1996.

                 Exhibit 10(b) - The Sherwood Group, Inc. 1996 Executive Incentive Award Plan - incorporated by reference to Exhibit B to The Sherwood Group, Inc. proxy statement dated September 10, 1996.

                 Exhibit 11 - Computation of Earnings Per Share

                 Exhibit 27 - Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the quarter ended November 30, 1996.













































                                                       (12)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      The Sherwood Group, Inc.
                                                      ------------------------

      Date: January 13, 1997                          By: /s/ Dennis Marino
   ----------------------------                       ------------------------
                                                      Dennis Marino
                                                      Executive Vice President
                                                      and Chief Administrative
                                                      Officer


      Date: January 13, 1997                          By: /s/ Denise Isaac
   -----------------------------                      --------------------------
                                                      Denise Isaac
                                                      Chief Financial Officer
                                                      and Principal Accounting
                                                      Officer
































                                      (13)

January 13, 1997

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: The Sherwood Group, Inc.
      Report on Form 10-Q for the Six Months Ended November 30, 1996

Gentlemen:

     Enclosed please find the following material submitted on behalf of The Sherwood Group, Inc. ("Company"):

         One complete copy of the Company's report on Form 10-Q for the six months ended November 30, 1996 including financial statements and exhibits.

Thank you for your attention to this matter.

Very truly yours,

/s/ Denise Isaac
Denise Isaac
Chief Financial Officer and
Principal Accounting Officer


                   THE SHERWOOD GROUP, INC. AND SUBSIDIARIES         EXHIBIT 11
                   COMPUTATION OF NET INCOME PER COMMON SHARE


                                                                 Three Months Ended November 30,
                                                            -----------------------------------------------------------
                                                                     1996               1995
                                                            -------------------  ------------------

Common stock and common stock equivalents:
  Average common stock outstanding                                  12,972,734          12,602,174
  Average common stock equivalents
    issuable under stock options                                        55,775             823,726
                                                            -------------------  ------------------

Total average common stock and common stock
  equivalents used for earnings per share computation               13,028,509          13,425,900
                                                            ===================  ==================

Income:
    Net income                                              $        3,295,285   $       3,173,387
                                                            ===================  ==================

Income per common and common equivalent share (a):<F1>
    Net income                                              $             0.25   $            0.24
                                                            ===================  ==================

<F1>(a) For presentation purposes, primary and fully diluted are identical.



                                                                   Six Months Ended November 30,
                                                            ---------------------------------------
                                                                     1996               1995
                                                            -------------------  ------------------

Common stock and common stock equivalents:
  Average common stock outstanding                                  12,995,192          12,502,958
  Average common stock equivalents
    issuable under stock options                                        44,275             822,514
                                                            -------------------  ------------------

Total average common stock and common stock
  equivalents used for earnings per share computation               13,039,467          13,325,472
                                                            ===================  ==================

Income:
    Net income                                              $        6,298,326   $       7,641,251
                                                            ===================  ==================

Income per common and common equivalent share (a):<F1>
    Net income                                              $             0.48   $            0.57
                                                            ===================  ==================

<F1>(a) For presentation purposes, primary and fully diluted are identical.