Form 10-Q
period 1997-02-28
SHERWOOD GROUP INC
filed 1997-04-14
CIK 811917

April 11, 1997

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: The Sherwood Group, Inc.
      Report on Form 10-Q for the Nine Months Ended February 28, 1997

Gentlemen:

Enclosed please find the following material submitted on behalf of The Sherwood
 Group, Inc. ("Company"):

         One complete copy of the Company's report on Form 10-Q for the nine months ended February 28, 1997 including financial statements and exhibits.

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

                             For Quarter Ended February 28, 1997
                                       OR
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

----------------------------------------------------------------------------
  Address of  principal executive offices)                 (Zip code)



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

   12,750,443  shares of Common Stock,  par value $.01 per share, were outstanding on March 31, 1997.





                            THE SHERWOOD GROUP, INC.
                                AND SUBSIDIARIES


                                     INDEX


                                                                          PAGE

                                                                        --------

Part I - Financial Information

Item 1. - Financial Statements

  Consolidated Statements of Financial Condition -
         February 28, 1997 (Unaudited)and May 31, 1996                     3

  Consolidated Statements of Operations (Unaudited) -
         Three Months and Nine Months Ended February 28, 1997
         and  February 29, 1996                                            4

  Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended February 28, 1997 and February 29, 1996       5 - 6

  Notes to Consolidated Financial Statements (Unaudited) -
         February 28,1997                                                7 - 8



Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 14


Part II - Other Information

Item 1. - Legal Proceedings                                                14

Item 6. - Exhibits and Reports on Form 8-K                                 14

Signatures                                                                 15


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                    THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 February 28,
                                                                     1997              May 31,
              ASSETS                                             (Unaudited)            1996
                                                            -------------------  ------------------

Cash                                                        $        1,042,843   $         470,313
Receivables:
  Brokers and dealers                                               58,166,334          78,628,199
  Other                                                                274,642             519,631
Securities owned, at market value                                   47,308,703          32,181,980
Investment securities not readily marketable, at fair value            501,320             401,320
Investment in partnerships                                              12,984             261,286
Notes receivable                                                       832,845             697,258
Furniture, fixtures and equipment, and leasehold improvements - at cost, net of accumulated depreciation and amortization of $6,473,155
  at February 28, 1997 and $8,132,165 at May 31, 1996               19,176,505          12,955,614
Computer software - at cost, net of accumulated amortization of
  $805,071 at February 28, 1997 and $493,936 at May 31, 1996           781,623             766,256
Identified intangible assets, net of accumulated amortization of
   $1,667,741 at February 28, 1997 and $1,245,176 at May 31, 1996    2,709,319           2,943,104
Exchange memberships (market value $3,318,750 at February 28,
  1997 and $2,827,500 at May 31, 1996)                               2,616,496           1,166,496
US Treasury Obligations, held as collateral                          7,870,777           7,782,514
Subordinated notes receivable                                        3,500,000           3,250,000
Deferred tax asset (net of valuation allowance)                      4,447,435                -
Other assets                                                         2,886,761           1,260,822
                                                            -------------------  ------------------
                                                            $      152,128,587   $     143,284,793
                                                            ===================  ==================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value       $       17,847,934   $      18,827,302
  Accounts payable and accrued expenses, including
    compensation payable to officers and employees of
    $8,554,106 at February 28, 1997 and $15,583,055
    at May 31, 1996                                                 33,326,807          24,242,102
  Secured demand notes payable                                       3,000,000           3,250,000
  Income taxes payable                                               1,048,635           5,338,326
  Minority interest in Equitrade                                     6,523,929           5,057,508
                                                            -------------------  ------------------
          Total liabilities                                         61,747,305          56,715,238
                                                            -------------------  ------------------

Commitments and contingencies (Note 4)

Stockholders' equity (Note 5):
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                              -                   -
  Class A common stock - $.01 par value;
    authorized 50,000,000 shares; none issued                             -                   -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 14,343,201 shares                        143,432             143,432
  Additional paid-in capital                                        57,189,985          56,958,790
  Retained earnings                                                 43,992,114          37,936,140
                                                            -------------------  ------------------
                                                                   101,325,531          95,038,362
  Less: Treasury stock - at cost, 1,526,936 shares at
    February 28, 1997 and 1,313,469 shares at May 31, 1996         (10,944,249)         (8,468,807)
                                                            -------------------  ------------------
          Total stockholders' equity                                90,381,282          86,569,555
                                                            -------------------  ------------------
                                                            $      152,128,587   $     143,284,793
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

                                                                                                                   (3)


                                       THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                     Three Months Ended                    Nine Months Ended
                                                            ------------------------------------------------------------------------
                                                            February 28, 1997 February 29, 1996  February 28, 1997 February 29, 1996
                                                            ------------------------------------------------------------------------

Revenues:
  Firm securities transactions - net                        $       35,930,363   $      34,197,630    $     92,368,915 $ 87,136,730
  Commission income                                                  9,271,776           7,855,709          25,024,168   20,856,454
  Floor brokerage income                                             3,946,786           3,112,314          10,320,924    8,177,832
  Equity income (loss) in partnerships                                 (10,844)             26,697             (26,176)      40,309
  Interest income                                                    1,981,003           1,448,607           5,899,232    4,276,140
  Fee income                                                           759,668             341,926           1,848,266      961,531
  Other revenues                                                       136,184             213,566             624,490      614,128
                                                            -------------------  ------------------   ----------------- ------------
                                                                    52,014,936          47,196,449         136,059,819   22,063,124
                                                            -------------------  ------------------   ----------------- ------------

Expenses:
  Compensation and benefits                                         15,200,418          15,249,586          43,677,551   37,939,862
  Clearing and related charges                                      15,643,471          14,522,707          43,589,723   42,053,430
  Communications                                                     2,823,138           2,599,538           8,330,942    7,670,908
  Litigation settlement                                              9,187,500            -                  9,187,500       -
  Depreciation and amortization                                      1,276,153           1,224,549           3,300,386    2,407,068
  Occupancy costs and equipment rental                                 638,146             655,268           2,039,686    2,060,238
  Other expenses                                                     4,696,176           3,622,190          10,909,901    8,398,820
  Interest expense                                                     140,274             125,634             273,872      201,923
                                                            -------------------  ------------------   ----------------- ------------
                                                                    49,605,276          37,999,472         121,309,561  100,732,249
                                                            -------------------  ------------------   ----------------- ------------

   Income before minority interest and income taxes                  2,409,660           9,196,977          14,750,258   21,330,875

   Income of Equitrade allocated to
    minority partners                                               (2,113,802)           (994,821)         (2,866,762)  (2,282,213)
                                                            -------------------  ------------------   ----------------- ------------

   Income before income taxes                                          295,858           8,202,156          11,883,496   19,048,662
                                                            -------------------  ------------------   ----------------- ------------

   Income taxes:
        Federal, currently payable                                   3,259,257           1,922,687           6,838,384    4,084,163
        State and local, currently payable                           1,726,388           1,138,843           3,436,573    2,182,622
                                                            -------------------  ------------------   ----------------- ------------
                  Total current income tax expense                   4,985,645           3,061,530          10,274,957    6,266,785
                                                            -------------------  ------------------   ----------------- ------------

        Federal, deferred                                           (3,107,540)           -                 (3,107,540)       -
        State and local, deferred                                   (1,339,895)           -                 (1,339,895)       -
                                                            -------------------  ------------------   ----------------- ------------
                  Total deferred income tax expense                 (4,447,435)           -                 (4,447,435)       -
                                                            -------------------  ------------------   ----------------- ------------

           Total income taxes                                          538,210           3,061,530           5,827,522    6,266,785
                                                            -------------------  ------------------   ----------------- ------------

   Net (loss) income                                        $         (242,352)  $       5,140,626    $      6,055,974  $12,781,877
                                                            ===================  ==================   ================= ============

   Net (loss) income per common and common equivalent share (a)<F1>(b)<F2>:
        Net (loss) income                                   $            (0.02) $             0.39    $           0.47  $      0.97
                                                            ===================  ==================   ================= ============

Weighted average common shares outstanding                          12,883,718          13,227,253          12,988,146   13,238,583
                                                            ===================  ==================   ================= ============

<F1>(a) For presentation purposes, primary and fully diluted are identical.
<F2>(b) The sum of the  individual  quarters'  earnings  per common share does not equal the total amount for the nine months ended February 28, 1997 or February 29, 1996 due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

                The accompanying notes are an integral part of these statements.

                                                                                                                  (4)
                                  THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                   (Unaudited)

                                                                         Nine Months Ended
                                                            ---------------------------------------
                                                                February 28, 1997  February 29, 1996
                                                            ------------------------------------------

 Cash flows from operating activities:

  Net income                                                $        6,055,974   $      12,781,877

 Non-cash items included in net income:
  Equity (income) loss in partnerships                                  26,176             (40,309)
  Depreciation and amortization                                      3,300,386           2,407,068
  Income of Equitrade allocated to minority partners                 2,866,762           2,282,213
  Provision for deferred taxes                                      (4,447,435)           -
  Loss on sale of subsidiary                                           123,006            -

 (Increase) decrease in operating assets:
  Receivables:
    Brokers and dealers                                             20,803,603          (4,475,890)
    Other                                                              (66,918)           (197,896)
  Securities owned, at market value                                (14,888,440)          5,069,923
  US Treasury Obligations, held as collateral                          (88,263)             (6,883)
  Other assets (net of deposits made on furniture, fixtures
     and equipment, and leasehold improvements)                        337,284             492,826

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value                 (979,368)         (9,636,824)
  Accounts payable and accrued expenses                              8,529,299           3,323,491
  Income taxes payable                                              (4,241,744)          1,543,325
                                                            -------------------  ------------------
     Net cash provided by operating activities                      17,330,322          13,542,921
                                                            -------------------  ------------------

 Cash flows from investing activities:

  Purchase of investment securities not readily marketable            (100,000)           -
  Distributions from partnerships, net                                   5,150              31,000
  Issuance of notes receivable                                        (105,740)           (502,948)
  Principal collected on notes receivable                              102,340             548,573
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements                           (9,007,891)        (11,309,345)
  Deposits made on furniture, fixtures and equipment,
    and leasehold improvements                                      (1,569,347)           -
  Purchases of computer software                                      (326,502)           (105,468)
  Payment for purchase of non-compete agreement                       (188,780)           -
  Purchase of exchange membership                                   (1,450,000)           -
  Issuance of subordinated note                                       (500,000)           -
                                                            -------------------  ------------------
     Net cash used in investing activities                         (13,140,770)        (11,338,188)
                                                            -------------------  ------------------










                                                                                                         (Continued)

                                                                                                                  (5)
                                      THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                   (Unaudited)
                                                                                                                   (Continued)

                                Nine Months Ended
                                                            ---------------------------------------
                                                                February 28, 1997  February 29, 1996
                                                            ------------------------------------------
 Cash flows from financing activities:

  Purchase of treasury stock                                        (2,239,421)         (1,115,771)
  Proceeds from exercise of options                                   -                    400,000
  Capital contributions by minority interest                           135,659              29,575
  Capital withdrawals by minority interest                          (1,536,000)         (1,298,167)
                                                            -------------------  ------------------
     Net cash used in financing activities                          (3,639,762)         (1,984,363)
                                                            -------------------  ------------------

 Net increase in cash                                                  549,790             220,370

 Cash acquired due to consolidation of Anvil                            22,740            -

 Cash at beginning of period                                           470,313             593,473
                                                            -------------------  ------------------
 Cash at end of period                                      $        1,042,843   $         813,843
                                                            ===================  ==================

Supplemental disclosure of non-cash financing activities:

  As a result of the sale of its subsidiary, Stock Market Index, Inc., during December 1996, the Company wrote off the remaining book value of certain computer software and intangible assets aggregating $255,193. In addition, as part of the sale, the Company received a note in the face amount of $132,187 from the buyer, resulting in a net loss of $123,006.

  On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint
  Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. Accordingly, the assets, liabilities and stockholder's equity of Anvil have been consolidated with those of the Company as of the acquisition date. The increases or decreases in operating assets and liabilities reflected in the consolidated statement of cash flows for the nine months ended February 28, 1997 exclude amounts for the assets and liabilites of Anvil which were assumed as part of the acquisition.

  During  February  1997, an executive of the Company  exercised an aggregate of
  94,027 options for the purchase of 94,027 shares of the Company's common stock with exercise  prices ranging from $7.9375 per share to $9.1875 per share.  In order to pay for the exercise  price  ($838,324)  and to reimburse the Company
  for  the  personal   income  taxes  ($54,569)  on  the  gain  related  to  the
  transaction,  the  executive  remitted  to the  Company  88,187  shares of the
  Company's common stock with a market value of $892,893.


















              The accompanying notes are an integral part of these statements.

                                            (6)



















                                     THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

                                                 February 28, 1997

Note 1 - Business and organization

     The Sherwood Group, Inc. and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities"). National Discount Brokers ("NDB"), another registered broker-dealer, is a division of the Company's wholly owned subsidiary, Triak Services Corp. The Company has a 60% special limited partnership interest in Equitrade Partners ("Equitrade"), which is a specialist for securities listed on The New York Stock Exchange ("NYSE"). Sherwood Securities is also a specialist for securities listed on the American Stock Exchange. During May 1996, the Company commenced operations of a new wholly owned subsidiary, MXNet Inc. ("MXNet"), formerly Market Distribution Concepts Inc. MXNet delivers comprehensive technical solutions to trading organizations. As of December 31, 1996, the Company divested itself of its investment in Stock Market Index, Inc., a wholly owned subsidiary. Finally, on January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture.

Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1996 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the three and nine months ended February 28, 1997 presentations.

Note 3 - Net income per common share

     Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include stock issuable under stock options. The treasury stock method of accounting was used in computing the common stock equivalents for the computation of earnings per common share.

Note 4 - Commitments and contingencies

     Certain significant legal proceedings and matters were previously disclosed in the Company's 1996 Annual Report on Form 10-K incorporated herein by reference. The Company's subsidiaries, and in some cases the Company, have been named as defendants in lawsuits that allege violations of Federal and state securities and related laws. Sherwood Securities has received additional subpoenas in connection with the SEC's ongoing investigation In the Matter of Certain Market Making Activities on NASDAQ, HO-2974. Sherwood Securities is continuing to cooperate with the SEC's investigation. Although there can be no assurance that such lawsuits and investigations involving the Company are not likely to have a material, adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company in future periods.

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations Subsequent Events" regarding the settlement of the matter entitled In Re: NASDAQ Market-Makers Antitrust Litigation .







                                                        (7)

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities, NDB, Equitrade and Anvil are subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 (the "Rule"). As of February 28, 1997, the net capital of Sherwood Securities, NDB, Equitrade and Anvil exceeded their required net capital by $25,461,000, $1,878,000, $23,086,000 and $353,000, respectively.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at February 28, 1997, the payment of dividends and advances to the Company by Sherwood Securities, NDB, Equitrade and Anvil is limited to $25,261,000, $1,806,000, $23,036,000 and
$343,000, respectively, under the most restrictive of these requirements. The Securities and Exchange Commission ("SEC") may, by order, restrict the withdrawal of equity capital on a net basis if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.














































                                                        (8)
Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The results of The Sherwood Group, Inc. and subsidiaries (the "Company") for the three months and nine months ended February 28, 1997 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak") and Equitrade Partners ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in NASDAQ National Market System and Small-Cap securities. NDB is a deep discount brokerage firm specializing in trade execution for individual investors while Equitrade is a registered specialist in equity securities on The New York Stock Exchange ("NYSE"). During May 1996, the Company commenced operations of a new wholly owned subsidiary, MXNet Inc. ("MXNet"), formerly Market Distribution Concepts Inc. MXNet delivers comprehensive technical solutions to trading organizations. As of December 31, 1996, the Company divested itself of its investment in Stock Market Index, Inc., a wholly owned subsidiary. Finally, on January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture.


     The Company's consolidated net loss for the three months ended February 28, 1997 was $(242,000) compared to net income of $5,141,000 for the three months ended February 29, 1996. Subsequent to February 28, 1997, but prior to the issuance of its third quarter consolidated financial statements, Sherwood Securities entered into a Settlement Agreement dated April 9, 1997 with Plaintiffs' Co-lead counsel on behalf of the class in the case In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS) currently pending in the United States District Court for the Southern District of New York. Accordingly, the Company has adjusted its consolidated financial statements at February 28, 1997 by recognizing a charge to operations amounting to $9,187,500 (see "Subsequent Events"). For the quarter ended February 28, 1997, the principal subsidiaries, Sherwood Securities and Triak, had a net loss of $(1,893,000) and net income of $327,000, respectively, compared to net income of $4,010,000 and $831,000 for the quarter ended February 29, 1996, respectively. Equitrade had a net profit of $4,653,000 for the three months ended February 28, 1997 (of which the Company's share was $2,539,000) as compared to a net profit of $2,636,000 for the three months ended February 29, 1996 (of which the Company's share was $1,641,000). The Company's consolidated net income for the nine months ended February 28, 1997 was $6,056,000 compared to $12,782,000 for the nine months ended February 29, 1996. For the nine months ended February 28, 1997, the principal subsidiaries, Sherwood Securities and Triak had net income of $3,237,000 and $559,000, respectively, compared to net income of $8,376,000 and $2,108,000 for the nine months ended February 29, 1996, respectively. Equitrade had a net profit of $7,286,000 for the nine months ended February 28, 1997 (of which the Company's share was $4,420,000) as compared to a net profit of $6,183,000 for the nine months ended February 29, 1996 (of which the Company's share was $3,901,000).

     Total revenue for the Company increased by approximately $4,818,000, or 10%, for the three months ended February 28, 1997, and $13,997,000, or 11%, for the nine months ended February 28, 1997, as compared with the previous year's respective periods. The reasons for the increases in revenues are set forth below.

     Revenue from firm securities transactions increased $1,733,000, or 5%, and $5,232,000, or 6%, for the three and nine month periods ended February 28, 1997, respectively, as compared with the previous year. Revenues from firm securities transactions at Sherwood Securities increased approximately $544,000, or 2%, and $6,455,000, or 8%, for the three and nine month periods ended February 28, 1997, respectively, when compared to the prior year, while Sherwood Securities' overall trading volume increased approximately 8% and 4% for the same periods. This increase in trading volume along with an increase in the average number of shares per ticket led to an increase in opportunities which resulted in trading profits. For the three months ended February 28, 1997, revenues from securities transactions at Equitrade increased by approximately $1,190,000. The increase in revenues from firm securities transactions at Sherwood Securities for the nine months ended February 28, 1997 was partially offset by a decline of $1,222,000 in revenues from firm securities transactions at Equitrade which was primarily due to trading losses sustained.

     The Company's commission income, primarily generated by NDB, increased by $1,416,000, or 18%, and $4,168,000, or 20%, for the three and nine months ended February 28, 1997, respectively, when compared with the prior year. The increases are due largely to the fact that NDB's average daily ticket count increased from approximately 4,700 to 5,400 tickets per day, an increase of 15%, for the three months ended February 28, 1997 and from 4,100 to 4,800 tickets per day, an increase of 17%, for the nine month period ended February 28, 1997 when compared with the

                                                        (9)
previous year.

     Floor brokerage income increased by approximately $834,000, or 27%, and $2,143,000, or 26%, for the three and nine months ended February 28, 1997, respectively, when compared to the prior year. The increases, which arose from the activities of Equitrade, resulted from an increase in the number of stocks in which Equitrade is a specialist, from 82 stocks at May 31, 1995 to 100 stocks at February 28, 1997.

     The principal portion of equity loss in partnerships is equity loss from the Company's 49% limited partnership interest it held in Anvil through January 24, 1997. Subsequently, Anvil's results are consolidated with those of the Company.

     Interest income increased by approximately $532,000, or 37%, and $1,623,000, or 38%, for the three and nine months ended February 28, 1997, respectively, as compared to the previous year. The increase is due to a significant rise in NDB's customer debit and credit balances held with the Company's clearing broker and an increase in the agreed upon rate used to compute interest earned on such customer balances. Also contributing to the increase was the availability of larger amounts of cash for investment.

     Fee income increased by $418,000, or 122%, and $887,000, or 92%, for the three and nine months ended February 28, 1997, respectively, as compared to the prior year. The increase is principally due to larger 12b-1 fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year.

     Total expenses for the three months ended February 28, 1997 increased approximately $11,606,000, or 31%, from $37,999,000 in 1996 to $49,605,000 in
1997. Total expenses for the nine months ended February 28, 1997 increased approximately $20,578,000, or 20%, from $100,732,000 in 1996 to $121,310,000 in
1997. The reasons for the increase in expenses are set forth below.

     Compensation and benefits decreased $49,000, or 1%, and increased $5,738,000, or 15%, for the three and nine month periods ended February 28, 1997, respectively, compared with the prior year. The differences are due primarily to higher commissions paid to traders and salespeople because of higher trading profits at Sherwood Securities and to an increase in office salaries and related benefits due principally to an approximate 20% increase in NDB's staff size offset by a reduction in the CEO bonus plan bonus accrual due to the decline in income because of the litigation settlement charge during the quarter ended February 28, 1997.

     Clearing and related charges increased by approximately $1,121,000, or 8%, and $1,536,000, or 4%, for the three and nine month periods ended February 28, 1997, respectively, as compared to the prior year. The increases were due principally to the operations of NDB for which clearance charges rose by approximately $960,000 and $1,792,000 during the three and nine months ended February 28, 1997, respectively, compared to the prior year due to the increase in the volume of transactions. The increase for the nine months ended February 28, 1997 was partially offset by a decline of approximately $416,000 in clearance, correspondent and execution charges on Sherwood Securities' OTC market making activities.

     Communications expense increased by approximately $224,000, or 9%, and $660,000, or 9%, for the three and nine months ended February 28, 1997, respectively, as compared to the previous year. The increases are mainly due to an increase in the activities of NDB, primarily the expansion of its 1-800 customer quotation service and increase in trading volume.

     Litigation settlement, for the three and nine months ended February 28, 1997, represents a charge in connection with the case In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS) as discussed above and in "Subsequent Events", below.

     Depreciation and amortization increased by approximately $52,000, or 4%, and $893,000, or 37%, for the three and nine months ended February 28, 1997, respectively, as compared to the prior year. This increase can be attributed to capital expenditures incurred in connection with the relocation of NDB's and SSC's headquarters, as well as the commencement of operations of MXNet.

     Occupancy and equipment rental expenses decreased $17,000, or 3%, and $21,000, or 1%, for the three and nine month periods ended February 28, 1997, respectively, as compared to the prior year. The decreases are due to a decrease for Sherwood Securities which, last year, incurred rent concurrently on two main office locations as they awaited their move from New York to New Jersey. Offsetting this decrease were higher occupancy rates incurred as a result of the signing of a new lease for the relocation of NDB's main offices.

                                                       (10)

     Other  expenses  increased  by  approximately   $1,074,000,   or  30%,  and
$2,511,000, or 30%, for the three and nine months ended February 28, 1997, respectively, as compared to the prior year. During the three months ended February 28, 1997, the Company incurred approximately $535,000 in legal, accounting and investment banker fees and expenses, financial institution commitment fees and out-of-pocket expenses in connection with the Company's review of a possible acquisition which was not consummated. The Company also incurred additional legal fees in connection with the litigation settlement negotiations. These fees, coupled with an increase in advertising expenses, led to the increases in other expenses.

     Interest expense increased by approximately $15,000, or 12%, and $72,000, or 36%, for the three and nine months ended February 28, 1997, respectively, as compared to the previous year due to the operations of Equitrade. Interest expense on the capital of Equitrade's minority partners has increased as the level of such capital rose since a year earlier.

     Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the minority partners during the three and nine months ended February 28, 1997 and February 29, 1996, respectively.

     The Company's effective tax rate increased from approximately 37% for the three months ended February 29, 1996 to approximately 182% for the three months ended February 28, 1997. The effective tax rate increased from approximately 33% for the nine months ended February 29, 1996 to approximately 49% for the nine months ended February 28, 1997. The difference in rates is due to several factors. The first reason relates to the lower taxable income basis in the current year periods as a result of the litigation settlement charge. Other factors include the Company's relocation of its headquarters from New York to New Jersey during November 1995 which led to a retroactive reduction in the Company's effective tax rate during the quarter ended February 29, 1996. In addition, during the quarter ended February 29, 1996, the Company recognized certain tax benefits primarily related to employee compensation arrangements which were not available during the quarter ended February 28, 1997. Moreover, as a result of significant capital additions in New York City during the quarter, the Company's consolidated state tax rate increased. Finally, the timing of Equitrade's earnings affects the amount of unincorporated business taxes accrued when compared to prior periods.

     During the three months ended February 28, 1997, the expense for the class action settlement that the Company has recorded as a subsequent event is deemed to be nondeductible for current income tax purposes as the economic performance rules have not been met. The Company has, therefore, recorded a deferred tax benefit for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates, subject to management's judgment that realization is more likely than not. For the three and nine months ended February 28, 1997, deferred taxes principally relate to the future deductibility of the expense for the class action settlement that the Company has recorded and which is expected to be paid. In conjunction with the deferred tax asset the Company has recorded, the Company has booked a valuation allowance of approximately $61,000 due to management's judgment of the likelihood of realization.


Liquidity

     The Company's tangible assets are highly liquid with more than 72% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally generated funds. In addition, at February 28, 1997, margin account borrowings of approximately $175,000,000 were available to the Company from its clearing brokers.

     The Company's broker-dealer entities, Sherwood Securities, NDB, Equitrade and Anvil, are subject to the minimum net capital requirement of the SEC which is designed to measure the general financial soundness and liquidity of broker-dealers. As of February 28, 1997, Sherwood Securities, NDB, Equitrade and Anvil had approximately $25,261,000, $1,878,000, $23,086,000 and $353,000,
respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's, Equitrade's and Anvil's businesses which are more severe than those imposed on most other businesses.

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

                                                          (11)

     In connection with the relocation of NDB's headquarters during December 1996, the Company made deposits of approximately $1,569,000 on various fixed assets and computer software, accounting for the increase in other assets reflected on the statement of financial condition as of February 28, 1997. Additionally, fixed assets and computer software of approximately $7,100,000 were purchased and placed into service by NDB during the nine months ended February 28, 1997. The Company anticipates that it will spend an additional $2,200,000 over the next 3 months for the ongoing upgrade of NDB's technological infrastructure and intends to finance this upgrade out of internally generated funds.

     In connection with the commencement of operations of MXNet, the Company expended approximately $2,200,000 for operating costs and purchases of fixed assets during the nine months ended February 28, 1997. Such funds were provided from internally generated sources. No further capital expenditures are planned at this time.

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

     On August 13, 1996, the Company purchased 100,000 restricted shares of Intra Serve Corp. for $100,000.

     On November 21, 1996, Equitrade loaned RSF Partners, a NYSE specialist firm, $500,000 under a subordination agreement with interest payable at 8% per annum and a maturity date of November 30, 1997. As additional consideration for the loan, RSF Partners granted to Equitrade the exclusive right of first refusal to acquire RSF Partners' specialist unit, subject to NYSE approval.


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

     On January 24, 1997, the Company purchased from its partner in the Anvil Joint Venture the partner's 51% joint venture interest for $188,780. As part of the agreement, the partner signed a covenant not to compete for a period of one year.

     During the quarter ended February 28, 1997, the Company made a loan to NDB, in the form of a subordination agreement and also made an additional capital contribution to Anvil, in the form of a U.S. Treasury obligation. These funds were expended in order for NDB and Anvil to maintain adequate regulatory capital levels. Additional loans or contributions will be made by the Company to its broker-dealer subsidiaries, as necessary, to ensure regulatory compliance.

     During the nine months ended February 28, 1997, the Company repurchased 219,307 additional shares in connection with its December 1992 plan to buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. As of February 28, 1997, 1,229,882 shares had been reacquired under this plan. The source of funds for these purchases were internally generated.

     The Company has entered into a definitive agreement with Dresdner Bank A.G. to acquire from it all the stock of Dresdner-NY Incorporated ("DNY") for cash. The Company intends to finance this acquisition with internally generated funds (see "Subsequent Events").

Subsequent Events

     Subsequent to February 28, 1997, but prior to the issuance of its third quarter consolidated financial statements, Sherwood Securities entered into a Settlement Agreement (the "Settlement Agreement") dated April 9, 1997 with Plaintiffs' Co-lead counsel on behalf of the class plaintiffs in the case In Re:
NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS) currently pending in the United States District Court for the Southern District of New

                                                        (12)

York ("the Court"). This case is described in the Company's Form 10-K for the year ended May 31, 1996 under Item 3, Legal Proceedings. The Settlement Agreement, recorded as of February 28, 1997 as a subsequent event, provides for payment by Sherwood Securities of $4,375,000 per percentage point of its market share of the "Defendants' Market" which is defined as the 35 NASDAQ market-maker defendants' total number of shares traded as market-makers in the Class Securities (a designated list of NASDAQ securities) during the period May 1, 1989 to May 27, 1994. Sherwood Securities' market share of the Defendants' Market is estimated in the Settlement Agreement to be 2.10% which estimate would result in a total principal payment of $9,187,500. Accordingly, the Company has adjusted its consolidated financial statements at February 28, 1997 by recognizing a charge to operations for the total estimated principal payment of $9,187,500. The market share estimate, however, is subject to a verification procedure and adjustment set forth in the Settlement Agreement. The Settlement Agreement provides for the payment of the verified amount in two installments, 50% ten days after the date of the Settlement Agreement, and the other 50%, plus accrued interest, 365 days later. There are also non-monetary covenants in the Settlement Agreement which do not become effective unless and until 23 or more future settling defendants agree to the entry of a stipulation and order containing the same covenants. In the non-monetary covenants, Sherwood Securities has agreed to refrain from engaging in certain types of activities in connection with its NASDAQ market making. One or more of these non-monetary covenants are subject to being voided in circumstances set forth in the Settlement Agreement. The Settlement Agreement provides for a release by "Class Members" of "Released Claims" against Sherwood Securities and certain related persons and affiliates as such terms are defined in the Settlement Agreement. The Settlement Agreement is subject to the approval of the Court. There can be no assurance that the Court will approve the Settlement Agreement as submitted or that if the Court approves the Settlement Agreement the final judgment of the Court will not be appealed. If appealed, there can be no assurance that the final judgment of the Court will be affirmed. If the Settlement Agreement is not approved by the Court or, if appealed, if the judgment of the Court is not affirmed on appeal, the Settlement Agreement will be terminated except to the extent provided in the Settlement Agreement. The Settlement Agreement also provides that Sherwood Securities may terminate the Settlement Agreement in certain other circumstances. The foregoing description of the Settlement Agreement is a summary, is not complete and is qualified by reference to the Settlement Agreement, a copy of which has been filed as Exhibit 10(a) to this Form 10-Q.

     The Company has entered into a definitive agreement with Dresdner Bank A.G. to acquire from it all the stock of DNY, which is engaged in the specialist business on the NYSE, for a purchase price of $5,215,000 plus the total stockholder's equity of DNY which at December 31, 1996 was $12,187,753. DNY serves as a specialist in 54 securities on the NYSE. The acquisition will include four seats on the NYSE and DNY's receivable for floor brokerage. The assets including four seats on the NYSE (except cash) and liabilities of DNY will be transferred by the Company to Equitrade. Two employees of DNY are to retain a portion of the specialist book of DNY and become limited partners of Equitrade. The balance of the specialist book will remain with Equitrade, and the Company will be entitled to 38.4% of the "net profits" and "net losses" from the specialist activities of this specialist book. The transaction is subject to the approval of the NYSE and review under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. While the Company believes it will receive the required approvals for this acquisition, there can be no assurance that the required approvals for the DNY acquisition will be obtained. Management of the Company believes the acquisition will be completed prior to the end of May 1997.


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








                                                       (13)
New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), for periods ending after December 15, 1997. Statement 128 replaces the current standard used to calculate primary earnings per share, Accounting Principles Board Opinion No. 15 ("APB 15"). Statement 128 requires a calculation of basic earnings per share, as well as a dual presentation of basic and diluted earnings per share on the face of the statement of income. Basic earnings per share differs from primary earnings per share under APB 15 in that dilution for common stock equivalents is excluded. Basic earnings per share under Statement 128, for the three and nine months ended February 28, 1997 would not have been materially different than primary earnings per share under APB 15.


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



PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     In Part I, Item 3 "Legal Proceedings" of its Form 10-K for the fiscal year ended May 31, 1996, the Company reported upon a class action complaint entitled In re NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS), in which Sherwood Securities is one of several defendants. The Honorable Robert W. Sweet, U.S.D.J., by opinion issued on November 26, 1996, granted in part plaintiffs' motion in this action for class certification pursuant to Rules 23(b)(2) and 23(b)(3) of the Federal Rules of Civil Procedure. Sherwood Securities entered into a Settlement Agreement with Plaintiffs' Co-lead counsel on behalf of the class plaintiffs in this matter. The Settlement Agreement is described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" and is filed as Exhibit 10(a) to this Form 10-Q and is incorporated herein by reference.



Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

                Exhibit 10(a) - Settlement Agreement

                Exhibit 10(b) - Stock Purchase Agreement dated as of
                                April 11, 1997 between Dresdner Bank A.G.
                                and The Sherwood Group, Inc.

                       Exhibit 11 - Computation of Earnings Per Share

                       Exhibit 27 - Financial Data Schedule

          (b) The Company filed no reports on Form 8-K during the quarter ended February 28, 1997.






                                                       (14)

                                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     The Sherwood Group, Inc.
                                                   ---------------------------

Date: April 11, 1997                                 By: Dennis Marino
     ----------------                              ---------------------------
                                                      Dennis Marino
                                                      Executive Vice President
                                                      and Chief Administrative
                                                      Officer

Date: April 11, 1997                                 By: Denise Isaac
      ---------------                                -------------------------
                                                      Denise Isaac
                                                      Chief Financial Officer
                                                      and Principal Accounting
                                                      Officer



































                                                       (15)




                                                  - 55 -
                                          UNITED STATES DISTRICT COURT
                                       FOR THE SOUTHERN DISTRICT OF NEW YORK

 ...........................................................

                                                            94 Civ. 3996 (RWS)
IN RE:

                                                            M.D.L. No. 1023
NASDAQ MARKET-MAKERS
ANTITRUST LITIGATION
                                                       This Document Relates To:
                                                       All Actions
 ...........................................................


                                               SETTLEMENT AGREEMENT
         THIS SETTLEMENT AGREEMENT is made this 9th day of April, 1997, by defendant Sherwood Securities Corp. (the "Settling Defendant") and plaintiffs, through Plaintiffs' Co-Lead Counsel in the In Re: Nasdaq Market-Makers Antitrust Litigation, 94 Civ. 3996 (RWS), M.D.L. No. 1023, a multidistrict consolidated class action, acting on behalf of the Class defined herein (collectively, the "Class" or "class plaintiffs").
         WHEREAS, plaintiffs have alleged, among other things, that the Settling Defendant has acted unlawfully by, among other things, engaging in a conspiracy to inflate the bid-ask spread of certain Nasdaq securities in violation of the Sherman Act, 15 U.S.C. ss.1, and plaintiffs contend that they have suffered damages, including damages measured by the difference between the spreads charged and the spreads that would have prevailed in a competitive market, absent violations of the antitrust laws;
         WHEREAS, the Settling Defendant vigorously denies each and every one of plaintiffs' allegations of unlawful conduct and has alleged a number of defenses to plaintiffs' claims and disclaims any wrongdoing or liability whatsoever;
         WHEREAS, plaintiffs and Settling Defendant agree that this Settlement Agreement shall not be deemed or construed to be an admission or evidence of any violation of any statute or law or of any liability or wrongdoing by Settling Defendant or of the truth of any of the claims or allegations alleged in the Class Action;
         WHEREAS, arm's length settlement negotiations have taken place between Plaintiffs' Co-Lead Counsel and Settling Defendant, and this Settlement Agreement has been reached, subject to the final approval of the Court;
         WHEREAS, Plaintiffs' Co-Lead Counsel have concluded, after substantial discovery and investigation of the facts and after carefully considering the circumstances of the Class Action and the applicable law, that it would be in the best interests of the Class to enter into this Settlement Agreement in order to avoid the uncertainties of litigation, particularly complex litigation such as this, and to assure a benefit to the Class, and further, that Plaintiff's Co-Lead Counsel consider the settlement set forth herein to be fair, reasonable, and adequate and in the best interests of plaintiffs, including all members of the Class;
         WHEREAS, in determining the amount of monetary compensation to be paid by this Settling Defendant, Plaintiffs' Co-Lead Counsel have taken into account, inter alia, (a) the Settling Defendant's position as the first Settling Defendant, (b) the Settling Defendant's net worth relative to the net worth of Other Defendants; and (c) the fact that Plaintiffs' motion to include institutional investors in the class is undecided at the time of the entry into this Settlement Agreement;
         WHEREAS, Settling Defendant has concluded, despite the belief of Settling Defendant that it is not liable for the claims asserted and has good defenses thereto, that it will enter into this Settlement Agreement to avoid the further expense, inconvenience and burden of this protracted litigation, and the distraction and diversion of its personnel and resources, and to put to rest this controversy with valued business customers, and to avoid the risks inherent in uncertain complex litigation, and to avoid the expense and risks inherent in any possible future litigation raising similar claims;
         NOW THEREFORE, it is agreed by the undersigned, on behalf of the Settling Defendant and the Class, that the Class Action and all claims of the class plaintiffs be settled, compromised and dismissed on the merits and with prejudice as to the Settling Defendant, and, except as hereinafter provided, without costs as to plaintiffs or Settling Defendant, subject to the approval of the Court, on the following terms and conditions:
         1.       Terms Used In This Agreement.
         The words and terms used in this Settlement Agreement which are expressly defined in Section 36 ("Definitions.") of this Agreement shall have the meaning ascribed to them in the said Section.
         2.       Class Definition.
         The Class is defined for settlement purposes ("Settlement Class" or "Class") as follows: All persons, firms, corporations, and other entities (excluding Defendants and other Nasdaq market-makers, and their respective affiliates) who purchased or sold Class Securities on the Nasdaq National Market, trading directly (or through agents) with the Defendants or their co-conspirators, or with their respective affiliates, during the period May 1, 1989 to May 27, 1994 ("Class Period"); and

                  A subclass consisting of those members of the class defined in the immediately preceding clause, who at the time Class Notice (as defined in the Refiled Consolidated Complaint) are current brokerage customers of defendants (or their affiliates), or whose brokerage accounts are cleared by defendants (or their affiliates), and to whom defendants (or their affiliates) send periodic mailings.

         For purposes of this settlement, all brokers are deemed agents and, therefore, the Class includes, but is not limited to, all persons, firms, corporations and other entities, as described above, who traded through brokers. For purposes of this settlement, institutional investors (including but not limited to banks, savings and loan associations, insurance companies, registered investment companies, investment advisors and all private and public mutual, retirement, pension, profit sharing or other types of funds) are "firms, corporations and other entities" included in the Class to the extent that they purchased or sold Class Securities in the manner and during the period described in the Class definition. The inclusion of all such persons, firms, corporations and other entities who traded through brokers and all such institutional investors in the Court approved Settlement Class is a condition precedent to this Settlement Agreement becoming final. The term "affiliates" as used in the Class definition includes parents, subsidiaries and other commonly owned or commonly controlled affiliates. If the definition of the Class or the list of Class Securities is expanded, by order of the Court for litigation purposes, or in connection with any Future Settlement (the "Class Redefinition"), the definition of the Class or list of Class Securities shall be identically expanded for purposes of this settlement, without the need for additional consideration, as more specifically set forth as follows:
                  a. If Class Redefinition occurs prior to the mailing of the Class Notice and Notice of Settlement for this settlement ("Sherwood Settlement Notice"), then the corresponding redefinition of the class for purposes of this settlement shall occur at the time of Class Redefinition, and the Class Notice and Sherwood Settlement Notice shall be given to the redefined class, and the Sherwood Settlement Notice shall specifically reflect settlement with the redefined class.

                  b. If the Class Redefinition occurs (i) subsequent to mailing of Class Notice and Sherwood Settlement
                           Notice, but (ii) prior to the time that this settlement becomes final in accordance with Section 7(a)-(c), then the corresponding redefinition of the class for purposes of this settlement shall occur at the time of Class Redefinition, and if any subsequent notice to the Class occurs, that notice shall include notice of the redefinition of the Class for purposes of this settlement, without any additional cost to Sherwood.

                  c. If Class Redefinition occurs subsequent to the time that this settlement becomes final in accordance with Section 7, then the parties agree that said Class Redefinition shall constitute a reason justifying relief to Sherwood from the operation of the judgment within the meaning of Fed. R. Civ.
                           P. 60(b)(6) to the extent necessary to effectuate the corresponding redefinition of the class for purposes of this settlement. The parties further agree that they shall jointly ask the Court for such relief for Sherwood and for such further relief as is necessary to redefine the class for purposes of this settlement and for the provision of such notice to the redefined class, without additional cost to Sherwood, as the Court deems necessary in light of the Class Redefinition. This subsection 2(c) shall be severable and subject to separate Court approval.

         3.       Best Efforts to Effectuate This Settlement.
         Counsel for the Settling Defendant and Plaintiffs' Co-Lead Counsel agree to recommend approval of this Settlement Agreement by the Court and to undertake their best efforts, including all steps and efforts contemplated by this Settlement Agreement and any other steps and efforts that may be necessary or appropriate, by order of the Court or otherwise, to carry out the terms of this Settlement Agreement.
         4.       Motion for Preliminary Approval.
         Within thirty (30) business days of the date hereof, Plaintiffs' Co-Lead Counsel shall submit to the Court a motion for preliminary approval of the settlement and this Settlement Agreement. A proposed form of order is attached hereto as Exhibit A. Plaintiffs' Co-Lead Counsel and counsel for the Settling Defendant shall request that a decision be made promptly on the papers, or that a hearing on the motion for preliminary approval of the settlement be held within 30 days of the date of such motion.
         5.       Combination of Class Notice and Settlement Notice.
         Counsel for the Settling Defendant and Plaintiffs' Co-Lead Counsel will ask the Court to combine the notice of this settlement with the class notice to be given generally, pursuant to Rule 23(c), (d) and (e) of the Federal Rules of Civil Procedure. Plaintiffs' Co-Lead Counsel shall recommend to the Court, and Settling Defendant shall not oppose, a program and form of notice to the Settlement Class consistent with the goals of providing economical, efficacious and expeditious notice consistent with the requirements of Rule 23 and due process. After the Court approves a program and form of notice and finds that the program and form of notice satisfy the requirements of Rule 23 and due process, up to one-half of the Settlement Fund (as adjusted and including accrued interest) may be used to pay the costs of class notice. However, if prior to class notice Plaintiffs' Co-Lead Counsel enter into Future Settlements with one or more Future Settling Defendants, which are preliminarily approved by the Court, the amount of the Settlement Fund that may be used to pay the costs of class notice shall not exceed the lesser of (a) one-half of the Settlement
Fund or (b) 100% of the costs of class notice divided by the number of defendants, including the Settling Defendant, who have settled, regardless of whether or not the Future Settling Defendants are required by the Future
Settlements to contribute to the cost of class notice. (For example, if a settlement with one Other Defendant is preliminarily approved, the amount of the Settlement Fund that may be used to pay the costs of class notice shall be the lesser of one-half of the Settlement Fund or 50% of the class notice costs, and if settlements with two Other Defendants are preliminarily approved, the amount of the Settlement Fund that may be used to pay the costs of class notice shall be the lesser of one-half of the Settlement Fund or one-third of the total costs of giving notice.) For purposes of this Settlement Agreement, the costs of giving notice include all costs and expenses associated with notice to the class, including but not limited to the costs and expenses associated with identifying class members, providing mailed notice and published notice, and providing any notice by means of the Internet, toll-free telephone service or otherwise. The Settling Defendant shall provide all information, within its possession, custody or control, relating to the identity of class members to the same extent agreed to by 19 or more defendants or, in the absence of an agreement, ordered by the Court. The Settling Defendant will not object to the inclusion of notice in its periodic mailings to class members, if any, to the extent agreed to by 19 or more defendants or, in the absence of an agreement, ordered by the Court.
         6.       Motion for Entry of Final Judgment.
         If, after notice to the Class, the Court approves this Settlement Agreement, then the parties hereto shall jointly seek entry of an order and final judgment, in substantially the form attached hereto as Exhibit B,
                  a. finally approving this settlement and its terms as being a fair, reasonable and adequate settlement as to the Class within the meaning of Rule 23 of the Federal Rules of Civil Procedure, and directing its consummation pursuant to its terms;

                  b. directing that, as to the Settling Defendant, the Class Action be dismissed with prejudice and, except as provided for herein, without costs in favor of the Settling Defendant and against the members of the Class who did not timely request exclusion from the Class;

                  c. permanently barring and enjoining all members of the Class (other than those members of the Class who have filed a valid request for exclusion from the Class) from the institution, maintenance, prosecution or enforcement, either directly or indirectly, of any Released Claim against any Released Party;

                  d. discharging and releasing each Released Party from the institution, maintenance, prosecution or enforcement, either directly or indirectly, of any Released Claim;

                  e. determining pursuant to Fed.R.Civ.P. 54(b) that there is no just reason for delay and directing that the judgment of dismissal shall be final and appealable;

                  f. reserving continuing and exclusive jurisdiction over the settlement and this settlement agreement, including the administration and consummation of this settlement; and

                  g. directing that Plaintiffs' Co-Lead Counsel shall file with the Clerk of the Court a list of those members of the Class who have timely excluded themselves from the Class and a copy of all requests for exclusion from the Class.


         7.       Finality.
         This Settlement Agreement shall become final upon the occurrence of all of the following three events:
                           (a) approval in all respects by the Court as required by Rule 23(e) of the Federal
                                    Rules of Civil Procedure;

                           (b) entry, as provided for in Section 6 herein, is made of the final judgment (Exhibit B hereto) of dismissal with prejudice as to the Settling Defendant against all plaintiffs and members of the Class who have not timely excluded themselves from the Class; and

                           (c) expiration of the time for appeal or the time to seek permission to appeal from the Court's approval of this Settlement
                                    Agreement as described in (a) hereof and entry of a final judgment as described in
                                    (b) hereof or, if appealed, approval of this Settlement Agreement and the final judgment have been affirmed in their entirety by the court of last resort to which such appeal has been taken and such affirmance has become no longer subject to further appeal or review.

It is agreed that the provisions of Rule 60 of the Federal Rules of Civil Procedure shall not be taken into account in determining the above-stated times. Notwithstanding the foregoing, nothing in this Section shall prejudice the ability of the parties to make the joint application contemplated by ss.2(c) above nor relieve the parties of their obligation to do so.

         8.       Monetary Terms.
         Subject to the provisions hereof, and in full, complete and final settlement of the Class Action, the Settling Defendant agrees that it shall pay $4,375,000.00 per percentage point for its market share of the Defendants' Market. For this purpose, "Defendants' Market" is defined as the 35 defendants' total number of shares traded as market makers in the class securities currently set forth in, and within the time periods set forth in, Exhibit A to the Refiled Consolidated Complaint, excluding trades outside the Nasdaq National Market (e.g., Instinet or Posit), excluding trades between market makers, and excluding trades by non-defendant market makers. The Settling Defendant's volume of shares traded shall be determined in like manner and with like exclusions; and the Settling Defendant's market shall be determined to the nearest tenth of one percent.
         The Settling Defendant has agreed to pay this consideration with the specific contemplation that it is adequate not only to compensate the current Class but also to compensate potential future additions to the Class by reason of any Class Redefinition. Plaintiffs' Co-Lead Counsel also consider the amount of the Settlement Fund together with the other terms of this Settlement Agreement, fair, reasonable and adequate to accommodate the interests of any such potential future additions to the Class. Nonetheless, the Class shall retain the entire Settlement Fund, with no reversion to the Settling Defendant, even if no expansion of the Class ever occurs.
         The Settling Defendant shall pay the first half of its principal obligation, within ten (10) business days after the date hereof, into an escrow account to be invested in instruments secured by the full faith and credit of the United States. The escrow account shall be established and administered pursuant to an escrow agreement in a form satisfactory to the parties, and held and administered by an escrow agent satisfactory to the parties. Plaintiffs' Co-Lead Counsel and Counsel for the Settling Defendant shall be joint trustees of this escrow account. It is intended that any taxes due as a result of income earned by the Settlement Fund will be paid from the Settlement Fund. In the event federal income tax liability is final, assessed against and paid by the Settling Defendant as a result of income earned by the Settlement Fund, Settling Defendant shall be entitled to reimbursement of such payment from the Settlement Fund. Settling Defendant will notify Plaintiffs' Co-Lead Counsel of any notice of assessment or payment and will use its best efforts to resist any such assessment or payment.
         For purposes of the Settling Defendant's initial payment of one-half of its principal obligation, the Settling Defendant's market share is estimated to be 2.1%, which would require total principal payments of $9,187,500 under this Settlement Agreement. However, this estimate shall be subject to verification, as follows: within 30 days after this Settlement Agreement is signed, the Settling Defendant shall provide to Plaintiffs' Co-Lead Counsel a written report by a consultant ("Settling Defendant's Consultant") computing the Settling Defendant's share of the Defendants' Market through the use of a methodology as similar as practical to that described in Exhibit C to this Settlement Agreement, as well as all of the back-up data (in computerized form to the full extent available) and programs actually used in performing the calculation. The report of the Settling Defendant's Consultant shall include a thorough explanation of sampling, if any, and methodology. The Settling Defendant and Settling Defendant's Consultant shall cooperate fully with Plaintiffs' Co-Lead Counsel and plaintiffs' consultants so that Plaintiffs' Co-Lead Counsel and plaintiffs' consultants can evaluate the appropriateness and accuracy of the computation of the Settling Defendant's market share. Such cooperation shall not include, however, the taking of formal discovery of Settling Defendant's Consultant nor the provision by Settling Defendant's Consultant of any materials that are the subject of any privilege or work product protection belonging to persons or entities that are not parties to this Agreement.
         Within 30 days after receipt of the Settling Defendant's Consultant's Report, Plaintiffs' Co-Lead Counsel shall either accept or challenge in writing Settling Defendant's Consultant's computation of market share. Any challenge shall be accompanied, within 30 additional days, by a written report from plaintiffs' consultant calculating, to the extent practical, Settling Defendant's share of the Defendant's Market through the use of a methodology as similar as practical to that described in Exhibit C, together with a thorough explanation, to the extent practical, of methodology and together with any additional data and programs. In the absence of any such timely challenge, the Settling Defendant's Consultant's Report will be deemed accepted. If this computation is timely challenged for any reason by Plaintiffs' Co-Lead Counsel, then, in the absence of agreement or compromise, Settling Defendant's Consultant and plaintiffs' consultants shall jointly select a neutral economist as an arbitrator, and the computation shall be subject to binding arbitration, without appeal, subject to the rules of the American Arbitration Association, the expense of which will be paid from or reimbursed from the Settlement Fund. Any requests for additional data or information by either consultant shall be resolved voluntarily or by the arbitrator.
         It is the joint belief, understanding and contemplation of the parties that the calculation of Settling Defendant's share of Defendants' Market as described herein and in Exhibit C hereto is designed to be a pragmatic approach to reasonably estimate the Settling Defendant's market share for the purpose of arriving at one appropriate measure of monetary consideration for this settlement. No calculation or method of calculation would be perfect. Neither party believes that the fairness, adequacy or reasonableness of this settlement is a function of the precise accuracy of this calculation. Instead, the parties believe that the efficient procedure set forth herein and in Exhibit C hereto is itself fair, reasonable and adequate and will result in an appropriate measure -- not necessarily the only appropriate measure -- of this Settling Defendant's comparative share of the activity at issue in this Class Action.
         If Settling Defendant's Consultant's computation of the Settling Defendants' share of Defendant's Market is greater than 2.1%, or if the parties subsequently agree that it is greater than 2.1%, or if the arbitrator subsequently decides that it is greater than 2.1%, then within 30 days after the Settling Defendant's Consultant's report or arbitrator's decision, Settling Defendant shall pay half of the difference times $4,375,000.00 into the escrow account, plus interest equaling the amount that would have been earned had this half of the difference been paid at the time of the initial payment. The remaining half of the difference shall be included with interest (as computed below) in the Settling Defendant's second payment. If Settling Defendant's Consultant or the arbitrator decide that the Settling Defendant's share of Defendants' Market is less than 2.1%, then the difference times $4,375,000.00 shall be credited against the Settling Defendant's second payment described below.
         The Settling Defendant shall pay the second half of its principal obligation 365 days after signing this Settlement Agreement into the same escrow account set forth above, to be invested in like manner (or, if applicable, the escrow account established under Section 11 of this Settlement Agreement). Simple interest shall be earned over the 365 day period at the Broker's Call Rate ("Call Money") as published in the Wall Street Journal as of the date of the signing of this Settlement Agreement, which is 7.25%. If, prior to distribution of the Settlement Fund, plaintiffs enter into any Future Settlement in which a Future Settling Defendant is permitted to defer payment of consideration and is charged an interest rate below the Call Money rate on the date of such Future Settlement, then the interest rate paid by the Settling Defendant shall be reduced by an equal number of points, or reduced to zero in the event the Future Settling Defendant is charged no interest, and the Settlement Fund appropriately credited or refunded.
         Nothing contained in this Settlement Agreement shall limit the Settling Defendant's right to prepay the second half of its principal obligation with interest through the date of actual payment, and without prepayment penalty, which right, if exercised, will fulfill the Settling Defendant's payment obligation hereunder in full.
         If the Settling Defendant fails to pay in full the second half of its principal obligation (as adjusted above) with interest (as computed above) 365 days after the date of signing of this Settlement Agreement, then Plaintiffs' Co-Lead Counsel, on 10 days written notice to Settling Defendant's counsel, during which 10-day period Settling Defendant shall have the opportunity to cure the default without penalty, may withdraw from this Settlement Agreement or elect to enforce it, with the full expenses of any enforcement effort, including legal fees, to be taxed against Settling Defendant. The Settling Defendant's obligation to pay may be enforced by motion in this multidistrict litigation.
         9.       All Claims Satisfied by Settlement Fund.
         Plaintiffs and other members of the Class who have not timely excluded themselves from the Class shall look solely to the Settlement Fund for settlement and satisfaction against the Settling Defendant of all claims that are released hereunder. Except as provided herein, or by subsequent order of the Court, no class member shall have any interest in the Settlement Fund or any portion thereof.
         10.      Expenses Paid From Settlement Fund.
         The Settling Defendant shall not be liable for any costs, or fees or expenses of any of plaintiffs' respective attorneys, experts, consultants, agents and representatives, but all such costs, fees and expenses as approved by the Court may be paid out of the Settlement Fund.
         11.      Establishment of Escrow Account.
         Ten days after final settlement approval, the Settlement Fund (including the principal obligation and interest) shall be paid into a further escrow account with Plaintiffs' Co-Lead Counsel as sole trustees. Except as provided in Section 5 herein, no distribution of the Settlement Fund shall be made until the conditions contained in Section 7 shall have been fulfilled.
         12.      Plan of Distribution.
         Plaintiffs' Co-Lead Counsel shall propose a plan of distribution to the Court, either before or after final settlement approval. The Settling Defendant shall not directly or indirectly take any position with respect to any plan of distribution or amount of distribution to any plaintiff or class member, counsel, expert or consultant, or any other person whatsoever, except as set forth in Section 27 hereof. In no event shall any portion of the Settlement Fund (including principal or interest) be distributed or revert to the Settling
Defendant,  under any  circumstances,  after this Settlement  Agreement  becomes final pursuant to Section 7 herein. After this Settlement Agreement becomes final pursuant to the provisions of Section 7 herein, the Settlement Fund shall be distributed as ordered by the Court.
         To facilitate processing of claims and distribution of the Settlement Fund, upon written request by the Plaintiffs' Co-Lead Counsel, the Settling Defendant will, to the extent reasonably available, provide those computerized records which reflect trades by class members and which are within its possession, custody or control to the Plaintiffs for the purposes of settlement administration.
         Following final approval, disbursements for the costs and expenses of administration and distribution of the Settlement Fund, or expenses of litigation, may be made from the Settlement Fund from time to time with approval of the Court. In no event shall the Settling Defendant have any liability or responsibility with respect to the distribution and administration of the Settlement Fund, including, but not limited to, the costs and expenses of such distribution and administration.
         13.      Non-Monetary Relief.
         The Settling Defendant, as a further term of this Settlement Agreement, conditionally agrees to the following non-monetary relief. The parties shall jointly move for entry of the Stipulation and Order, appended hereto as Exhibit D, at the same time that they move for final approval of this Settlement Agreement. However, the Stipulation and Order appended hereto as Exhibit D shall not become final and shall not become effective unless and until, and only to the same extent that, 23 or more Future Settling Defendants (other than Kidder Peabody which is no longer in business) agree to the entry of a Stipulation and Order, of the same or longer duration, containing the same Negative Covenants contained in Exhibit D, which Stipulations and Orders have become final and effective. In addition, effective upon final approval of this Settlement and of Future Settlements by at least 23 Future Settling Defendants (other than Kidder Peabody which is no longer in business) containing a like provision, Settling Defendant agrees that if the United States Department of Justice requests that some or all of the resources Settling Defendant is required, by the terms of any finally approved resolution of United States of America v. Alex. Brown, et al., 96 Civ. 5313(RWS), in the United States District Court for the Southern District of New York (the "DOJ Action"), to dedicate to the monitoring and recording of telephone conversations be diverted instead to the recording and monitoring of other media of trader communications (such as, for example, Instinet or
SelectNet), Settling Defendant shall comply with that request. In no event, however, shall Settling Defendant be required by operation of this section to agree to any such request that would increase the aggregate time or expense dedicated to monitoring trader communications. Nothing in this section shall be construed to require Settling Defendant to enter into any settlement at all of the DOJ Action or to agree to any monitoring of trader communications as part of such a settlement.
         No provision of the Stipulation and Order appended hereto as Exhibit D or of this Section 13 shall be enforceable against the Settling Defendant if a
State of Federal government agency or authority commences an action or proceeding in which it formally asserts that such provision, alone or in combination with other provisions, is a Statutory Disqualifier, in which case such provision or provisions shall be deemed null and void ab initio. Moreover, nothing in this Settlement Agreement is intended by the Parties to waive any rights the Settling Defendant may have in connection with the DOJ Action or in connection with any settlement of the DOJ Action; nor is it intended to waive any objections Plaintiffs' Co-Lead Counsel may have to any current or future proposed settlement of the DOJ Action. In particular, and without limitations, in the event, as contemplated by this section, Settling Defendant agrees at the request of the DOJ to the recording or monitoring of forms of trader communications other than telephone calls, any such recordings or other evidentiary by-product of such monitoring shall not be discoverable by persons other than the DOJ or admissible in judicial or administrative proceedings unless, and only to the extent that, tape recordings made pursuant to the terms of any finally approved settlement by Settling Defendant of the DOJ Action are discoverable or admissible. Nothing in this section shall be asserted by the parties to be additional grounds for either approval or disapproval by the Court of the currently proposed settlement of the DOJ Action, nor shall this section operate as assent by the Class to be bound by the judgment in the DOJ Action to any greater extent than the Class would otherwise be bound.
         It is agreed and understood that if the Non-Monetary Relief set forth herein and in Exhibit D hereto does not become effective by its terms or becomes effective but is later rendered void by its terms, then this Settlement Agreement shall still be enforceable and effective in all other respects and the parties agree that the monetary consideration is itself fair and adequate consideration for the settlement embodied in this Settlement Agreement.
         14.      Release.
         As set forth in the final judgment to be entered in accordance with this Settlement Agreement, upon this Settlement Agreement becoming final, the Released Parties shall be released and forever discharged from all manner of claims, demands, actions, suits, and causes of action relating to all Nasdaq Securities (including securities that are not Class Securities), whether class, individual, or otherwise in nature, damages, whenever incurred, liabilities of any nature whatsoever, including costs, expenses, penalties and attorneys' fees, known or unknown, suspected or unsuspected, in law or equity, that any class plaintiff or members of the Class who have not timely excluded themselves from the Class Action (whether or not they make a claim upon or participate in the Settlement Fund), ever had, now has or hereafter can, shall or may have, arising from or relating in any way to (a) any conduct complained of in the Refiled Consolidated Complaint or the constituent actions consolidated therein, (b) any conduct involving any express or implied or tacit joint or coordinated activity between Settling Defendant (including any employee of Settling Defendant) and any other Nasdaq Market maker (including any employee thereof) with respect to quotes, quote increments, movements of quotes, prices, dealer spreads or inside spreads of any Nasdaq Security, (c) any conduct relating in any way to the fixing, stabilizing, maintaining or widening of bid-ask spreads (either dealer spreads or inside spreads or both) for any Nasdaq Security, (d) any conduct relating in any way to the fixing of or movement (or increments of movement) of bid or ask quotations for any Nasdaq Security (including without limitation movements of quotes at the request of or pursuant to agreement with another Market maker), (e) any conduct relating in any way to the minimum or maximum number of shares that Nasdaq Market makers, or any of them, were willing to trade at their quoted bid or, quoted ask, (f) any conduct relating in any way to the subject matter of any of the negative covenants set forth in the proposed Stipulation and Order annexed hereto as Exhibit C (regardless of whether said Stipulation and Order is ever entered or ever becomes effective or is rendered void ab initio), (g) any conduct relating in any way to any boycott, harassment, refusal to deal or other behavior toward any person or entity relating in any way to the conduct described in (a) through
(f); including, without limitation, any such claims which have been asserted or could have been asserted in this litigation against the Released Parties or any one of them, or which arise under or relate to any federal or state antitrust, unfair competition, unfair practices, price discrimination, unitary pricing or trade practice law, securities law, or other law or regulation, or common law, including without limitation, the Sherman Antitrust Act, 15 U.S.C. ss.1 et seq. (hereinafter and as further defined in Section 16, the "Released Claims"); provided, however, that this release does not include a release of any claims
(i) for alleged churning of securities, (ii) for alleged fraud relating to undisclosed payment for order flow, (iii) for alleged fraud relating to material misstatements or omissions bearing on the underlying value of specific securities (and unrelated to market-making activities, such as, but not limited to, movement of quotes, quote increments, dealer spreads, inside spreads and agreements or arrangements between market makers relating to such market-making activities), or (iv) enumerated in any Complaint which was filed and served upon Settling Defendant prior to the date of this Settlement Agreement (April 9, 1997) except for this Class Action and except for any similar State or Federal action which was voluntarily dismissed prior to the date of this Settlement Agreement. Nothing herein shall be construed as indicating in any way that any such claims enumerated in (i) through (iv) have any validity or could be or have been validly asserted against the Settling Defendant or any Other Defendant.
         The scope of this release to the Settling Defendant shall be expanded commensurately to the extent that a broader or more protective release is given to any Other Defendant in any Future Settlement. Nothing in this Settlement Agreement is intended to release any claims against any Other Defendants.
         15.      Waiver of Rights.
         Upon the Effective Date, as defined below, each Settlement Class Member does hereby and by operation of the Final Judgment shall, expressly waive and relinquish, to the fullest extent permitted by law, the provisions, rights, and benefits of Section 1542 of the California Civil Code, which provides:
                  A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

and any and all provisions, rights and benefits of any similar state or federal law, rule or regulation or the common law.
         16.      Joint and Several Liability.
         This Settlement Agreement shall not settle, limit or discharge any liability or financial responsibility of any Other Defendants, or of alleged co-conspirators, except to the minimum extent required by law. It is the mutual understanding of class plaintiffs and the Settling Defendant that this Settlement Agreement therefore will not reduce the alleged joint and several treble damage liability of the other 34 defendants by any more than the amount of the settlement itself. The Settling Defendant hereby represents that it has not, and covenants that it will not, enter into any agreement that would entitle any Other Defendant (or any other market maker) to reduce its own alleged joint and several liability by any greater amount, including but not limited to any
Settlement Agreement requiring a reduction of liability or financial responsibility related to the Settling Defendant's market share. The Settling Defendant hereby releases any and all possible claims for contribution or indemnity arising out of any Released Claim against any Future Settling
Defendant whose Future Settlement contains a reciprocal provision similarly releasing this Settling Defendant.

         17.      Discovery Limitation.
         Neither Plaintiffs' Co-Lead Counsel, nor the Class, nor counsel for any named Plaintiff or for any Class Member who has not timely requested exclusion from the Class shall be entitled to any further discovery of any kind from this Settling Defendant or any Released Party hereunder, except as specifically set forth in this Settlement Agreement.
         18.      Confidentiality Protection.
         All discovery materials provided by the Settling Defendant or any Released Party hereunder either before or after the date of this Settlement Agreement including Documents, Answers to Interrogatories, Deposition Testimony and Audio-Tape Recordings shall be governed by all Confidentiality/Protective Orders in force as of the date of this Settlement Agreement and by such additional Confidentiality/Protective Orders as may be in effect on the date the discovery takes place.
         19.      Document Production.
         The Parties agree that beginning on the date of this Settlement Agreement there shall be a six (6) month moratorium of document discovery by plaintiffs directed to the Settling Defendant or any Released Party hereunder, except that the Settling Defendant will provide to Plaintiffs the limited category of documents necessary to effectuate class certification notice, to the same extent agreed to by 19 or more Other Defendants, or, in the absence of an agreement, ordered by the Court, and except that Settling Defendant shall promptly after the date of this Settlement Agreement produce any transcripts (and exhibits) in its possession, custody or control of testimony given by Settling Defendant's current or former employees to the Department of Justice ("DOJ"), as well as Settling Defendant's Answers to Interrogatories previously posed by the DOJ. Furthermore:
                  a. After the expiration of the six (6) month moratorium, the Settling Defendant shall produce to Plaintiffs those categories of documents (but not including tape recordings) which the Court has directed the Other Defendants to produce or that at least nineteen (19) of the Other Defendants have consented to produce, except that in no event shall the Settling Defendant be required to produce any document not currently requested in the Plaintiffs' outstanding document requests.

                  b. After the expiration of the six (6) month moratorium, the Settling Defendants shall produce all testimony transcripts within its possession, custody or control and exhibits thereto within its possession, custody or control as of the date of this Settlement Agreement from those depositions of Settling Defendant's current or former employees which were conducted by the Securities and Exchange Commission ("SEC") in connection with the investigation captioned In the Matter of Certain Market Making
                                     --------------------------------------
                           Activities on Nasdaq (the "SEC Investigation").
                           --------------------
                           If the Settling Defendant gains possession, custody or control of additional transcripts of testimony
                           (or exhibits thereto) conducted in connection with the SEC Investigation after the date of this Settlement Agreement, said transcripts (and exhibits thereto) shall be produced sixty (60) days after receipt of the transcripts (and exhibits thereto) by the Settling Defendant's counsel. The Settling Defendant further agrees that after the six (6) month moratorium, it shall produce all documents (other than audiotape) provided to the SEC in connection with the SEC Investigation. Nothing herein shall be construed as indicating that the Settling Defendant has any SEC exhibits in its possession, custody or control.

                  c. Nothing contained herein shall be construed as affecting any right of reimbursement Settling Defendant may have for the reasonable costs of any such document production, nor as conceding that any such right exists.

         20.      Answers to Interrogatories.
         The Parties agree that beginning on the date of this Settlement Agreement there shall be a six (6) month moratorium on any requirement that the Settling Defendant provide answers to the plaintiffs' interrogatories. The Parties agree that after the expiration of the six (6) month moratorium, the Settling Defendant shall produce to plaintiffs answers to the following three
(3) types of questions only:
                  (a) Identification of the Settling Defendant's Personnel during the Class Period and their positions.

                  (b) Identification of those employees and, to the extent known, former employees who have provided testimony to the Department of Justice.

                  (c) Identification of those employees and, to the extent known, former employees who have provided testimony to the SEC in connection with the SEC Investigation.

         21.      Deposition Discovery.
         The Parties agree that beginning on the date of this Settlement Agreement there shall be a nine (9) month moratorium on deposition discovery directed to the Settling Defendant or any Released Party hereunder.
                  a. The Parties agree that after the expiration of the nine (9) month moratorium, plaintiffs shall use their good faith, best efforts to defer deposition discovery directed at the Settling Defendant until after completion of deposition discovery directed at the Other Defendants.

                  b. The Parties agree that after the expiration of the nine (9) month moratorium the Settling Defendant's officers and employees shall remain subject to deposition by notice; provided, however, that nothing herein shall be construed as a limitation on the Settling Defendant's right to seek (or Plaintiffs right to oppose) any appropriate protective order limiting or preventing such deposition in accordance with the Federal Rules of Civil Procedure or its ability to advance all arguments available thereunder.

         22.      Audiotape Production.
         Except as provided in subsection (a) and (b) below, the Parties agree that beginning on the date of this Settlement Agreement there shall be a nine
(9) month moratorium on any requirement that the Settling Defendant provide audiotape recordings of telephone conversations.
                  a. The Settling Defendant agrees that thirty (30) days after preliminary approval of this Settlement it shall make available for Plaintiffs' review copies of all audiotape, which was not previously provided to the Plaintiffs, that was provided, prior to the date of this Settlement Agreement, to the Department of Justice in connection with its Nasdaq investigation or to the SEC in connection with the SEC Investigation, the total of which Settling Defendant estimates to be approximately 30 Trader Days (240 hours).

                  b. The Parties agree that the Settling Defendant shall make available to Plaintiffs for review any additional audiotape provided to the SEC in connection with the SEC Investigation after the date of this Settlement Agreement; provided, however, that the Settling Defendant is not required to make any audiotape referred to in this subsection available to Plaintiffs until sixty (60) days after the date that it is made available to the SEC.

                  c. The Parties agree that after the expiration of the nine (9) month moratorium, the Settling Defendant shall make available for Plaintiffs' review no more than twenty-five (25) additional Trader Days (a total of approximately 200 hours) of audiotape to be selected by the Plaintiffs by way of an appropriate letter demand. For purposes of this provision, a "Trader Day" shall mean one complete eight-hour day of one trader's phone line. Such trader days may be selected by Plaintiffs' Co-Lead Counsel by identification of the trader's name or by identification of the name of a security. In the event that the identification is made by the name of a security, the burden will be on the Settling Defendant to identify the trader for the given security to the extent reasonably ascertainable.

                  d. The procedure by which the Settling Defendant will copy and make audiotape available to Plaintiffs shall be governed by the procedure that has been in effect to date in this Class Action and which is incorporated in the Stipulation executed simultaneously herewith between the Settling Defendant and the Plaintiffs' Co-Lead Counsel (a copy of which is attached as Exhibit E).

         23.      Return of Discovery Materials.
         The plaintiffs and the Settling Defendant acknowledge and agree that within sixty (60) days after entry of a final judgment terminating this litigation in its entirety, all materials (including but not limited to confidential, non-confidential and highly confidential documents, answers to interrogatories, testimony transcripts, privilege logs, audiotape recordings) produced by or discovered of the Settling Defendant or its current or former employees shall be returned to the Settling Defendant upon its request at its expense or destroyed. However, Plaintiffs' Co-Lead Counsel may retain, subject to the Stipulated Confidentiality Order, the file copies of any pleadings, motions, briefs or affidavits that have been filed with the Court.
         24.      Reservation of Rights and Privileges.
         Nothing in this Settlement Agreement is intended to waive Settling Defendant's right to assert that any material is protected from discovery by reason of any individual or joint defense privilege or work product protection or intended to waive plaintiffs' right to contest any claim of privilege or work-product protection.
         25.      Effect of Disapproval.
         If the Court refuses to approve this Settlement Agreement or any part hereof, or if such approval is modified or set aside on appeal, or if the Court for any reason does not enter the Final Judgment provided for in Section 6, or if the Court enters the Final Judgment and appellate review is sought, and on such review, such Final Judgment is not affirmed, then this Settlement Agreement shall be terminated, and shall become null and void, except for those provisions that are expressly and specifically identified herein as being severable and susceptible to later, separate approval. In that event, any release or covenant not to sue shall be of no force or effect.
         26.      This Settlement is Not an Admission.
         In the event that the settlement does not become final in accordance with the terms hereof, then this Settlement Agreement, and the release set forth herein, shall be of no force or effect. The parties hereto agree that this Settlement Agreement, including its exhibits, whether or not it shall become final, and any and all negotiations, documents and discussions associated with it, shall be without prejudice to the rights of any party, shall not be deemed or construed to be an admission or evidence of any violation of any statute or law or of any liability or wrongdoing by the Settling Defendant, or of the truth of any of the claims or allegations, nor of the truth of any alleged defense, or of any absence of wrongdoing or of limitation of damage or injury, and evidence thereof shall not be discoverable or used directly or indirectly, in any way, whether in the Class Action or in any other action or proceeding. The Settling Defendant and plaintiffs expressly reserve all of their rights if the settlement does not become final in accordance with the terms of this Settlement Agreement.
         27.      Return of Settlement Fund.
         If the Settlement does not become final, then within 30 days after the last date on which it could become final (including expiration of all appeals from any decision denying approval) the Settlement Fund, including the principal amount paid and accrued interest, shall be returned to the Settling Defendant, less all funds expended pursuant to Section 5 of this Settlement Agreement with respect to Class notice. If the Settlement does not become final, the funds actually expended pursuant to Section 5 with respect to Class notice (the "Class Notice Funds") shall not be refunded, under any circumstances, except that: (a) if the Class subsequently obtains by settlement or final judgment an aggregate, gross recovery against the Other Defendants totaling at least $100 million, Plaintiffs' Co-Lead Counsel shall apply in good faith to the Court to have the Class Notice Funds refunded to the Settling Defendant as part of plaintiffs' costs of litigation; and (b) regardless of the size of the Class' aggregate, gross recovery, if the Class subsequently obtains a final judgment against or settlement with the Settling Defendant in this litigation, any Class Notice Funds not refunded to Settling Defendant pursuant to (a) shall be credited, with simple interest at the rate described in Section 8, against the judgment after trebling or against the settlement. To the extent required, plaintiffs' Co-Lead Counsel agree in good faith to move the Court for such appropriate orders as may be necessary to effectuate the credit against any judgment. The provisions of this Section relating to the refunding of the Class Notice Funds to the Settling Defendant shall, in the event this Settlement Agreement does not become final, be severable and subject to separate approval.
         28.      Binding Effect.
         This Settlement Agreement shall be binding upon, and inure to the benefit of, the successors and assigns of the Settling Defendant, the Released Parties, class plaintiffs and class members who do not exclude themselves from the Class.
         29.      Integrated Agreement.
         This Settlement Agreement contains an entire, complete, and integrated statement of each and every term and provision agreed to by and among the parties and is not subject to any condition not provided for herein. This Settlement Agreement shall not be modified in any respect except by a writing executed by all the parties hereto.
         30.      No Conflict Intended.
         Any inconsistency between this Settlement Agreement and the exhibits attached hereto shall be resolved in favor of this Settlement Agreement. Any inconsistency between the headings used in this Settlement Agreement and the text of the Sections of this Settlement Agreement shall be resolved in favor of the text.
         31.      Neither Party is the Drafter.
         None of the parties hereto shall be considered to be the drafter of this Settlement Agreement or any provision hereof for the purpose of any statute, case law or rule of interpretation or construction that might cause any provision to be construed against the drafter hereof.
         32.      Choice of Law.
         All terms of this Settlement Agreement and the exhibits hereto shall be governed by and interpreted according to the substantive laws of the State of New York without regard to its choice of law or conflict of laws principles.
         33.      Submission to and Retention of Jurisdiction.
         The Settling Defendant and the Class to the fullest extent permitted by law hereby irrevocably submit to the exclusive jurisdiction of the United States District Court for the Southern District of New York, for any suit, action, proceeding or dispute arising out of or relating to this Settlement Agreement, or to the applicability of this Settlement Agreement and exhibits hereto.
         34.      Opt-Out Provision.
         The Settling Defendant, in its sole and absolute discretion, shall have the option to terminate this Settlement Agreement and thus prevent it from becoming final, in accordance with the procedures set forth in a separate "Supplemental Agreement," if Non-Individual Class Members, whose market shares (as determined in accordance with the Supplemental Agreement) of the volume of Class Securities traded from May 1, 1989 through May 31, 1994 (inclusive of all dates in between) exceed in the aggregate the threshold specified in the Supplemental Agreement, file with the Court timely requests for exclusion from the Class in accordance with the provisions of the Class Notice procedures approved by the Court.
         The Supplemental Agreement will not be filed with the Court unless and until either (a) a dispute among the parties concerning its interpretation or application arises, and in that event it shall be filed and maintained with the Court under seal, or (b) the Court otherwise orders the Supplemental Agreement disclosed on motion by any person with standing to so move.
         35.      Execution in Counterparts.
         This Settlement Agreement may be executed in counterparts. Facsimile signatures shall be considered as valid signatures as of the date hereof, although the original signature pages shall thereafter be appended to this Settlement Agreement. By signing this Settlement Agreement, Plaintiffs' Co-Lead Counsel represent that they are authorized to enter into this Settlement Agreement by and on behalf of counsel for all named plaintiffs in the Class Action.
         36.      Definitions.
         A.       "Any" means one or more.
         B. "Ask" or "offer" means the price quoted on Nasdaq at which a market maker offers to sell a specific quantity of a particular Nasdaq Security.
         C. "Bid" means the price quoted on Nasdaq at which a market maker offers to buy a specific quantity of a particular Nasdaq Security.
         D. The "Class Action" means In Re: Nasdaq Market-Makers Antitrust Litigation, 94 Civ. 3996 (RWS), M.D.L. No. 1023, including each and every individual action that has been consolidated as part of this multidistrict class action.
         E. "Class Securities" means the list of Nasdaq securities appended as Exhibit A to the Refiled Consolidated Complaint, or as expanded pursuant to Section 2 of this Settlement Agreement.
         F. "Dealer spread" means the difference between a market maker's bid and ask on Nasdaq for a particular Nasdaq Security at any given time.
         G.       "Defendants" means the 35 companies that are now defendants in the above-captioned multidistrict litigation (or its constituent cases).
         H. "Future Settlement(s)" means settlement(s) entered into between Plaintiffs' Co-Lead Counsel and any Other Defendant in the Class Action.
         I. "Future Settling Defendant(s)" means any Other Defendant(s) who enters into a Future Settlement.
         J. "Inside spread" means the difference between the highest bid and the lowest ask on Nasdaq of all market makers for a particular Nasdaq Security at any given time.
         K. "Market maker" means an NASD member firm that qualifies as a market maker under Section 3(a)(38) of the Securities Exchange Act of 1934, as amended.
         L. "Nasdaq" means the computerized stock quotation system operated by the Nasdaq Stock Market, Inc. that displays the quotes of market makers in Nasdaq Securities.
         M. "Nasdaq Security" means any Nasdaq National Market System stock or any Nasdaq Small Cap Security stock quoted on Nasdaq, or, should these terms be changed or amended, any successor group of stocks quoted on Nasdaq.
         N. "Non-Individual Class Members" shall mean all Class Members who are not natural persons.
         O.       "Or" means or.
         P. "Other Defendants" means the 34 defendants other than the Settling Defendant.
         Q.       "Price" means the price at which a Nasdaq Security is bought or sold.
         R. "Quote increment" means the difference between a market maker's bid or ask on Nasdaq and that market maker's immediately preceding or immediately subsequent bid or ask on Nasdaq for a particular Nasdaq Security.
         S.       "Quote" means a bid or an ask on Nasdaq.
         T.       "Released Claims" shall mean those claims identified in
                  Section 14 of this Settlement Agreement.
         U. "Released Parties" shall mean Settling Defendant Sherwood Securities Corp. and its predecessors or successors and, in their respective capacity related to Sherwood,  but not in any  capacity related  to any Other  Defendant,  any of its  present  or former members, principals, officers, directors, employees, agents, attorneys, shareholders, advisors, parents, subsidiaries or affiliates (including but not limited to National Discount Brokers, Equitrade, Triak Services Corp. and MXNet, Inc. and The Sherwood Group) and associates (as defined in SEC Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934) and each of their assigns, representatives, heirs, executors and administrators (and present or former members, principals, officers, directors, employees, agents, attorneys, shareholders or advisors of all such parents, subsidiaries, affiliates or associates in any capacity related to Sherwood but not in any capacity related to any Other Defendant).
         V. "Settlement Fund" means the principal amount of the settlement paid, or to be paid, by the Settling Defendant as set forth in ss.8 hereof, plus any accrued interest as provided for herein.
         W.       "Settling Defendant" means Defendant Sherwood Securities Corp.
         X. "Statutory Disqualifier" means any Court Order, or portion thereof, that would constitute a disqualifying event or grounds for suspension or revocation of registration, or membership disqualification, under any provisions of federal or state securities laws or regulations or any rule of any national securities association or of any securities exchange.

Dated:   April 9, 1997


                                         By
                                         Arthur M. Kaplan, Esq.
                                         FINE, KAPLAN AND BLACK
                                         23rd Floor, 1845 Walnut Street
                                         Philadelphia, PA 19103
                                         (215) 567-6565


                                         By
                                         Christopher Lovell, Esq.
                                         LOVELL & SKIRNICK, LLP
                                         63 Wall Street
                                         New York, New York 10005
                                         (212) 480-1600


                                         By
                                         David J. Bershad, Esq.
                                         Leonard B. Simon, Esq.
                                         MILBERG WEISS BERSHAD HYNES
                                         & LERACH
                                         600 West Broadway
                                         1800 One America Plaza
                                         San Diego, CA  92101-5050
                                         (619) 231-1058

                                      -and-

                                         One Pennsylvania Plaza
                                         New York, New York
                                         (212) 594-5300


                                         By
                                         Robert A. Skirnick, Esq.
                                         LOVELL & SKIRNICK, LLP
                                         63 Wall Street
                                         New York, New York 10005
                                         (212) 480-1600
                                         Plaintiffs' Co-Lead Counsel with
                                         authority to sign pursuant to Pre-Trial
                                         Order No. 1 on behalf of
                                         plaintiffs


                                         By
                                         Brian J. McMahon, Esq.
                                         Guy V. Amoresano, Esq.
                                         CRUMMY, DEL DEO, DOLAN,
                                         GRIFFINGER & VECCHIONE
                                         One Riverfront Plaza
                                         Newark, New Jersey  07102-5497
                                         (201) 596-4500

                                         Counsel for Sherwood Securities Corp.















                                           UNITED STATES DISTRICT COURT
                                       FOR THE SOUTHERN DISTRICT OF NEW YORK

 ...........................................................

                                                            94 Civ. 3996 (RWS)
IN RE:

                                                            M.D.L. No. 1023
NASDAQ MARKET-MAKERS
ANTITRUST LITIGATION
                                                       This Document Relates To:
                                                       All Actions
 ...........................................................


                             ORDER GRANTING PRELIMINARY APPROVAL TO SETTLEMENT
                                          WITH SHERWOOD SECURITIES CORP.

                  Upon review and consideration of the Class Action Settlement Agreement (the "Settlement Agreement") dated April 9, 1997 between defendant Sherwood Securities Corp. (the "Settling Defendant") and Plaintiffs' Co-Lead Counsel acting on behalf of plaintiffs and the Class (collectively, the "Class" or "class plaintiffs") in this consolidated multidistrict class action ("the Action"), and the exhibits annexed thereto;
                  Upon Consideration of all prior proceedings in the Action; and Upon consideration of the agreement of plaintiffs and the
Settling Defendant to the terms and conditions of the Settlement Agreement which would have the effect of settling and dismissing the Action as against the Settling Defendant upon the terms set forth in the Settlement Agreement;
         NOW, upon the joint application of plaintiffs and the Settling Defendant, it is hereby ORDERED as follows:
         1. This Court has jurisdiction over the subject matter of this Action and over all parties to this Action, including all members of the Class, as defined in the Settlement Agreement.
         2. The Court hereby preliminarily approves the terms of the Settlement Agreement and the settlement set forth therein and finds that said settlement is sufficiently within the range of reasonableness so that notice of the proposed settlement should be given.
         3. As soon as practicable after the entry of this Order, Plaintiffs' Co-Lead Counsel shall propose a program for and a proposed form of Class Notice of this Action, which notice shall be merged with Notice of Settling Defendant's Settlement Agreement. The program of class notice, and form of notice, as well as the procedure for requesting exclusion from the class, among other things, and the timing and nature of a final settlement hearing will thereafter be determined approved by later Order of this Court. This Order expressly preserves the Non-Settling Defendants' rights to respond to the plaintiffs' proposed program of class notice and the plaintiffs' right to reply as set forth in Pretrial Order No. 4.
         4. If the Settlement Agreement is not approved or consummated for any reason whatsoever, the Settlement and all proceedings had in connection therewith shall be without prejudice to the status quo ante rights of the plaintiffs and the Settling Defendant, except as set forth in the Settlement Agreement.
         SO ORDERED this ___ day of _________, 1997.



                                               --------------------------------
                                                Hon. Robert W. Sweet
                                                United States District Judge




                                           UNITED STATES DISTRICT COURT
                                       FOR THE SOUTHERN DISTRICT OF NEW YORK

 ...........................................................

                                                            94 Civ. 3996 (RWS)
IN RE:

                                                            M.D.L. No. 1023
NASDAQ MARKET-MAKERS
ANTITRUST LITIGATION
                                                      This Document Relates To:
                                                      All Actions
 ...........................................................


                                       FINAL JUDGMENT AND ORDER OF DISMISSAL

         This matter having come before the Court on a joint motion for approval of a Class Action Settlement Agreement dated April 9, 1997 (the "Settlement Agreement") between defendant Sherwood Securities Corp. (the "Settling Defendant") and Plaintiffs' Co-Lead Counsel on behalf of plaintiffs in the above-captioned consolidated multidistrict class action (the "Class Action"), and the Court, having considered all papers filed and proceedings held in connection with said motion, having held a Hearing on ______, notice of the Hearing having duly been given in accordance with this Court's Order dated ______, and finding no just reason for delay in entry of this Final Judgment and good cause appearing therefor, it is this day of _______, 1997,
         ORDERED, ADJUDGED AND DECREED THAT:
         1. This Court has jurisdiction over the subject matter of this Class Action and over all parties to this Action, including all members of the Class. The Class is defined for settlement purposes and, therefore, for purposes of this Final Judgment and Order of Dismissal ("Settlement Class" or "Class") as follows:
                  All persons, firms, corporations, and other entities (excluding Defendants and other Nasdaq market-makers, and their respective affiliates) who purchased or sold Class Securities on the Nasdaq National Market, trading directly (or through agents) with the Defendants or their co-conspirators, or with their respective affiliates, during the period May 1, 1989 to May 27, 1994 ("Class Period"); and

                  A subclass consisting of those members of the class defined in the immediately preceding clause, who at the time Class Notice (as defined in the Refiled Consolidated Complaint) are current brokerage customers of defendants (or their affiliates), or whose brokerage accounts are cleared by defendants (or their affiliates), and to whom defendants (or their affiliates) send periodic mailings.

         For purposes of this settlement and Final Judgment and Order of Dismissal, all brokers are deemed agents and, therefore, the Class includes, but is not limited to, all persons, firms, corporations and other entities, as described above, who traded through brokers. For purposes of this settlement and Final Judgment and Order of Dismissal, institutional investors (including but not limited to banks, savings and loan associations, insurance companies, registered investment companies, investment advisors and all private and public mutual, retirement, pension, profit sharing or other types of funds) are "firms, corporations and other entities" included in the Class to the extent that they purchased or sold Class Securities in the manner and during the period described in the Class definition. The term "affiliates" as used in the Class definition includes parents, subsidiaries and other commonly owned or commonly controlled affiliates.
         2. This Court hereby approves the settlement set forth in the Settlement Agreement and finds that said settlement is, in all respects, fair, reasonable and adequate to the Class in accordance with Rule 23 of the Federal Rules of Civil Procedure.
         3. This Court hereby finds and concludes that the notice given to the Class was in compliance with this Court's Order dated _____, and that said notice, along with the Class Notice dated _________, was the best notice practicable under the circumstances and fully satisfies the requirements of Rule 23 of the Federal Rules of Civil Procedure and the requirements of due process, including, but not limited to, the form of notice and methods of identifying and giving notice to the Class.
         4. This Court hereby dismisses, on the merits and with prejudice, without costs to any party, this Class Action in favor of the Settling Defendant and against the members of the Class who did not timely request exclusion from the Class. A list of those members of the Class who have filed timely requests for exclusion from the Class is annexed hereto as Exhibit A and made a part hereof. Those persons appearing on the list annexed hereto as Exhibit A, who have requested exclusion from the Class, shall not participate in the proceeds of the Settlement hereby approved nor receive any benefits hereunder. Any member of the Class whose name does not appear on the list annexed hereto as Exhibit A failed to file a timely request for exclusion from the Class and is hereby barred from asserting otherwise.
         5. Each and every member of the Class (other than those members of the Class who have filed a valid request for exclusion from the Class) is hereby permanently barred and enjoined from instituting, maintaining, prosecuting or enforcing, either directly or indirectly, any Released Claim (as defined in Paragraph 6 below of this Final Judgment and Order of Dismissal) against any of the following: Settling Defendant Sherwood Securities Corp. and its predecessors or successors and, in their respective capacity related to Sherwood, but not in any capacity related to any Other Defendant, any of its present or former members, principals, officers, directors, employees, agents, attorneys, shareholders, advisors, parents, subsidiaries or affiliates (including but not limited to National Discount Brokers, Equitrade, Triak Services Corp., MXNet, Inc. and The Sherwood Group) and associates (as defined in SEC Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934) and each of their assigns, representatives, heirs, executors and administrators (and present or former members, principals, officers, directors, employees, agents, attorneys, shareholders or advisors of all such parents, subsidiaries, affiliates or associates in any capacity related to Sherwood but not in any capacity related to any Other Defendant) (collectively referred to as "Released Parties" hereinafter).
         6. Each Released Party referred to in Paragraph 5 above, is hereby released and forever discharged from all manner of claims, demands, actions, suits, and causes of action relating to all Nasdaq Securities (including securities that are not Class Securities), whether class, individual, or otherwise in nature, damages, whenever incurred, liabilities of any nature whatsoever, including costs, expenses, penalties and attorneys' fees, known or unknown, suspected or unsuspected, in law or equity, that any class plaintiff or members of the Class who have not timely excluded themselves from the Class Action (whether or not they make a claim upon or participate in the Settlement
Fund) ever had, now has or hereafter can, shall or may have, arising from or relating in any way to (a) any conduct complained of in the Refiled Consolidated Complaint in this matter or the constituent actions consolidated therein, (b) any conduct involving any express or implied or tacit joint or coordinated activity between Settling Defendant (including any employee of Settling
Defendant) and any other Nasdaq Market maker (including any employee thereof) with respect to quotes, quote increments, movements of quotes, prices, dealer spreads or inside spreads of any Nasdaq Security, (c) any conduct relating in any way to the fixing, stabilizing, maintaining or widening of bid-ask spreads (either dealer spreads or inside spreads or both) for any Nasdaq Security, (d) any conduct relating in any way to the fixing of or movement (or increments of movement) of bid or ask quotations for any Nasdaq Security (including without limitation movements of quotes at the request of or pursuant to agreement with another Market maker), (e) any conduct relating in any way to the minimum or maximum number of shares that Nasdaq Market makers, or any of them, were willing to trade at their quoted bid or, quoted ask, (f) any conduct relating in any way to the subject matter of any of the negative covenants set forth in the proposed Stipulation and Order annexed to the Settlement Agreement as Exhibit C (regardless of whether said Stipulation and Order is ever entered or ever becomes effective or is rendered void ab initio), (g) any conduct relating in any way to any boycott, harassment, refusal to deal or other behavior toward any person or entity relating in any way to the conduct described in (a) through
(f); including, without limitation, any such claims which have been asserted or could have been asserted in this litigation against the Released Parties or any one of them, or which arise under or relate to any federal or state antitrust, unfair competition, unfair practices, price discrimination, unitary pricing or trade practice law, securities law, or other law or regulation, or common law, including without limitation, the Sherman Antitrust Act, 15 U.S.C. ss.1 et seq. (hereinafter and as further defined in Section 16 of the Settlement Agreement, the "Released Claims"); provided, however, that this release does not include a release of any claims (i) for alleged churning of securities, (ii) for alleged fraud relating to undisclosed payment for order flow, (iii) for alleged fraud relating to material misstatements or omissions bearing on the underlying value of specific securities (and unrelated to market-making activities, such as, but not limited to, movement of quotes, quote increments, dealer spreads, inside spreads and agreements or arrangements between market makers relating to such market-making activities), or (iv) enumerated in any Complaint which was filed and served upon Settling Defendant prior to the date of this Settlement
Agreement (April 9, 1997) except for this Class Action and except for any similar State or Federal action which was voluntarily dismissed prior to the date of this Settlement Agreement.
         7. Without affecting the finality of this judgment, the Court hereby reserves and retains continuing and exclusive jurisdiction over all matters relating to the administration and consummation of the terms of the Settlement Agreement and the settlement embodied therein.
         8. Plaintiff's Co-Lead Counsel shall file with the Clerk of the Court a list of those members of the Class who have timely excluded themselves from the Class and a copy of all requests for exclusion from the Class.
         9. All terms used, but not otherwise defined herein, shall have the meanings ascribed to them in the Settlement Agreement.
         10. This Court determines pursuant to Fed. R. Civ. P. 54(b) that there is no just reason for delay and hereby certifies this Final Judgment and Order of Dismissal as final and appealable.



Dated:


                                                Hon. Robert W. Sweet
                                                United States District Judge


















                     METHODOLOGY FOR CALCULATION OF SHERWOOD MARKET SHARE

         The calculation of Settling Defendant's market share contemplated by the Settlement Agreement will be made predominantly using computerized data available from the NASD (the "NASD database") for the time period 3/1/93 through 5/31/94 (the "Test Period"). Machine readable data for earlier time periods is not available from the NASD. Using the NASD database, Settling Defendant's Consultant will calculate the aggregate total volume of trades of Class Securities in Class Months by the 35 named defendants during the Test Period ("Defendants' Total Test Volume"). From Defendants' Total Test Volume, Settling Defendant's Consultant will subtract 14.4%, representing the average percentage of total volume previously estimated by defendants as constituting trades on Instinet or Posit, and from that result will further subtract 21.4%, representing the average percentage of total volume previously estimated by defendants as constituting market maker to market maker volume. The resulting sum shall be used as Defendants' Class Test Volume.

         Using the same NASD data, Settling Defendant's Consultant will then calculate Settling Defendant's total volume of trades of Class Securities in Class Months ("Sherwood's Total Test Volume"). From Sherwood's Total Test Volume, Settling Defendant's Consultant will then make appropriate percentage subtractions for Instinet, Posit and market maker to market maker volume. These deductions will be made by using data available from Sherwood and/or its clearing agents to calculate Sherwood's average percentage Instinet/Posit volume and market maker to market maker volume, without double counting during the Test Period. For these purposes, a market maker will mean any firm with a Market-Maker Identification Code ("MMID") in the NASD database. To the extent that data received from Sherwood's clearing agent supplies the coded identity of the executing broker, the executing broker code will be converted into an MMID using the National Securities Clearing Corporation directories as of July 1, 1994 and July 1, 1996. The resulting sum shall be used as Sherwood's Class Test Volume.

         By Dividing Sherwood's Class Test Volume by Defendants' Class Test Volume, Defendants' Consultant will arrive at Sherwood's Class Market Share for the Test Period. Defendants' Consultant will next seek to develop a sampling methodology to test the likelihood that Sherwood's market share would be affected if reliable, machine readable data were available for all defendants for the entire Class Period. This sampling will take the form of some statistically significant comparison between Sherwood volume in a sampling of Class Securities during earlier portions of the Class Period and total volume figures available from The Center for Research on Securities Prices ("CRSP") in the same Class Securities. If sampling discloses, for example, that Sherwood volume in the selected Class Securities in comparison to CRSP volume in the same Class Securities during earlier portions of the Class Period was lower (or higher) than that disclosed by the same comparison performed during the Test Period, an appropriate downward (or upward) adjustment of Sherwood's Class Market Share will be made. The resulting market share figure will be reported to Plaintiffs' Co-Lead counsel in connection with Section 8 of the Settlement Agreement.

         The figures and methodology used herein are mutually adopted for purposes of this Settlement only and shall not be introduced in evidence or deemed an admission by Plaintiffs or the Settling Defendant except to enforce the terms of this settlement.

                                           UNITED STATES DISTRICT COURT
                                       FOR THE SOUTHERN DISTRICT OF NEW YORK

 ...........................................................

                                                            94 Civ. 3996 (RWS)
IN RE:

                                                            M.D.L. No. 1023
NASDAQ MARKET-MAKERS
ANTITRUST LITIGATION
                                                      This Document Relates To:
                                                      All Actions
 ...........................................................


                                               STIPULATION AND ORDER
         For  the  reasons  set  forth  in  the  Settlement   Agreement  between
Plaintiffs and Defendant Sherwood Securities Corp. ("Settling Defendant"), dated April 9, 1997, which was preliminarily approved by this Court on ____________, and finally approved on ________, Plaintiffs and the Settling Defendant hereby agree as follows:
I.       DEFINITIONS
         A.       "Any" means one or more.
         B. "Ask" or "offer" means the price quoted on Nasdaq at which a market maker offers to sell a specific quantity of a particular Nasdaq security.
         C. "Bid" means the price quoted on Nasdaq at which a market maker offers to buy a specific quantity of a particular Nasdaq security.
         D. "Dealer spread" means the difference between a market maker's bid and ask on Nasdaq for a particular Nasdaq security at any given time.
         E. "Effective date" means the date on which Stipulations and Orders containing like restrictions are entered by and final and effective against at least 24 other Defendants in this Action.
         F. "Inside spread" means the difference between the highest bid and the lowest ask on Nasdaq of all market makers for a particular Nasdaq security at any given time.
         G. "Market maker" means an NASD member firm that qualifies as a market maker under Section
3(a)(38) of the Securities Exchange Act of 1934, as amended.
         H.       "NASD" means the National Association of Securities Dealers,
Inc.
         I. "Nasdaq" means the computerized stock quotation system operated by the Nasdaq Stock Market, Inc. that displays the quotes of market makers in Nasdaq securities.
         J. "Nasdaq security" means any Nasdaq National Market System stock or any Nasdaq Small Cap Security stock quoted on Nasdaq, or, should these terms be changed or amended, any successor group of stocks quoted on Nasdaq.
         K.       "Or" means and/or.
         L. "OTC desk" means any organizational element of a defendant engaged in market making, or its successor, that accounted for ten percent (10%) or more of such defendant's total market-making volume, measured in shares, in Nasdaq securities in the immediately preceding fiscal year.
         M. "Person" means any individual, corporation, partnership, company, sole proprietorship, firm, or other legal entity. "Other person"
means a person who is not an officer, director, partner, employee, or agent of a defendant.
         N.       "Price" means the price at which a Nasdaq security is bought or sold.
         O. "Quote increment" means the difference between a market maker's bid or ask on Nasdaq and that market maker's immediately preceding or immediately subsequent bid or ask on Nasdaq for a particular Nasdaq security.
         P.       "Quote" means a bid or an ask on Nasdaq.
         Q. "Quoting convention" means any practice of quoting Nasdaq securities whereby stocks with a three-quarter (3/4) point or greater dealer spread are quoted on Nasdaq in even eighths and are updated in quarter-point (even eighth) quote increments.
         R.       "SEC" means the United States Securities and Exchange
Commission.
         S. All terms not otherwise defined above shall have the same meaning given to them in the Settlement Agreement.
II.      PROHIBITED CONDUCT
         Commencing on the Effective Date of this Stipulation and Order, unless permitted to engage in activities by Section III of this Stipulation and Order, the Settling Defendant shall not, directly or through any trade association, in connection with the activities of its OTC desk in making markets in Nasdaq securities:
         A. Agree with any other market maker to fix, raise, lower or maintain quotes or prices for any
                  Nasdaq security;
         B. Agree with any other market maker to fix, increase, decrease or maintain any dealer spread, inside spread, or the size of any quote increment (or any relationship between or among dealer spread, or the size of any quote increment), for any Nasdaq security;
         C.       Agree with any other market maker to adhere to a quoting
convention;
         D.       Agree   with  any  other   market   maker  to  adhere  to  any
                  understanding or agreement (other than an agreement on one or a series of related trades) requiring a market maker to trade at its quotes on Nasdaq in quantities of shares greater than either (1) the minimum size required by Nasdaq or NASD rules or (2) the size displayed or otherwise communicated by that market maker, whichever is greater;
         E. Engage in any harassment or intimidation of any other market maker, whether in the form of written, electronic, telephonic, or oral communications, for decreasing its dealer spread or the inside spread in any Nasdaq security;
         F. Engage in any harassment or intimidation of any other market maker, whether in the form of written, electronic, telephonic, or oral communications, for refusing to trade at its quoted prices in quantities of shares greater than either (1) the minimum size required by Nasdaq or NASD rules or (2) the size displayed or otherwise communicated by that market maker;
         G. Engage in any harassment or intimidation of any other market maker, whether in the form of written, electronic, telephonic, or oral communications, for displaying a quantity of shares on Nasdaq in excess of the minimum size required by Nasdaq or NASD rules; and
         H. Refuse, or threaten to refuse to trade, (or agree with or encourage any other market maker to refuse to trade) with any market maker at defendant's published Nasdaq quotes in amounts up to the published quotation size because such market maker decreased its dealer spread, decreased the inside spread in any Nasdaq security, or refused to trade at its quoted prices in a quantity of shares greater than either (1) the minimum size required by Nasdaq or NASD rules or (2) the size displayed or otherwise communicated by that market maker.
III.     PERMITTED CONDUCT
         Notwithstanding the provisions of Section II.A.-H., the Settling Defendant shall be entitled to:
         A. Set unilaterally its own bid and ask in any Nasdaq security, the prices at which it is willing to buy or sell any Nasdaq security, and the quantity of shares of any Nasdaq security that it is willing to buy or sell;
         B. Set unilaterally its own dealer spread, quote increment, or quantity of shares for its quotations (or set any relationship between or among its dealer spread, inside spread, or the size of any quote increment) in any Nasdaq security;
         C. Communicate its own bid or ask, or the price at or the quantity of shares in which it is willing to buy or sell any Nasdaq security to any person, for the purpose of exploring the possibility of a purchase or sale of that security, and to negotiate for or agree to such purchase or sale;
         D. Communicate its own bid or ask, or the price at or the quantity of shares in which it is willing to buy or sell any Nasdaq security, to any person for the purpose of retaining such person as an agent or subagent for defendant or for a customer of defendant (or for the purpose of seeking to be retained as an agent or subagent), and to negotiate for or agree to such purchase or sale;
         E. Engage in any conduct or activity authorized or required by the federal securities laws, including but not limited to the rules, regulations, or interpretations of the SEC, the NASD, or any other self-regulatory organization, as defined in
                  Section 3(a)(26) of the Securities
                  Exchange Act of 1934, as amended;
         F. Engage in any underwriting (or any syndicate for the underwriting) or securities to the extent permitted by the federal securities laws;
         G. Act as Qualified Block Positioners as defined in SEC Rule 3b-8(c), promulgated under the Securities Exchange Act of 1934, as amended, to the extent permitted by the federal securities law;
         H. Except as provided in Sections II.E.-H. of this Stipulation and Order, take any unilateral action or make any unilateral decision regarding the market makers with which it will trade and the terms on which it will trade; and
         I. Engage in conduct protected under the Noerr-Pennington doctrine.
         No finding of any violation of this Stipulation and Order may be made based solely on parallel conduct. No provision of this Stipulation and Order shall be enforceable against the Settling Defendant if a State of Federal government agency or authority commences an action or proceeding in which it formally asserts that such provision, alone or in combination with other provisions is a Statutory Disqualifier, in which case such provision or provisions shall be deemed null and void ab initio.
         This Stipulation and Order shall expire ten (10) years from its date of entry by the Court.

Dated:   April 9, 1997

                                              By
                                              Arthur M. Kaplan, Esq.
                                              FINE, KAPLAN AND BLACK
                                              23rd Floor, 1845 Walnut Street
                                              Philadelphia, PA 19103
                                              (215) 567-6565

                                              By
                                              Christopher Lovell, Esq.
                                              LOVELL & SKIRNICK, LLP
                                              63 Wall Street
                                              New York, New York  10005
                                              (212) 480-1600

                                              By
                                              David J. Bershad, Esq.
                                              Leonard B. Simon, Esq.
                                              MILBERG      WEISS
                                              BERSHAD   HYNES  &
                                              LERACH   600  West
                                              Broadway  1800 One
                                              America  Plaza San
                                              Diego, CA 92101-5050
                                              (619) 231-1058

                                      -and-

                                              One Pennsylvania Plaza
                                              New York, New York
                                              (212) 594-5300


                                              By
                                              Robert A. Skirnick, Esq.
                                              LOVELL & SKIRNICK, LLP
                                              63 Wall Street
                                              New York, New York  10005
                                              (212) 480-1600

                                              Plaintiffs' Co-Lead Counsel with
                                              authority to sign Pursuant to
                                              Pre-Trial Order No. 1 on behalf
                                              of plaintiffs


                                              By
                                              Brian J. McMahon, Esq.
                                              Guy V. Amoresano, Esq.
                                              CRUMMY,  DEL  DEO,
                                              DOLAN,  GRIFFINGER
                                              &  VECCHIONE   One
                                              Riverfront   Plaza
                                              Newark, New Jersey 07102-5497
                                              (201) 596-4500
                                              Counsel for Sherwood
                                              Securities Corp.

         The Court having given final approval to the Settlement Agreement between the Class and the Settling Defendant and having found that this Court has jurisdiction over the parties to this Stipulation and Order, it is hereby
ORDERED:
         THAT the parties comply with the terms of this Stipulation and Order; THAT the Refiled Consolidated Complaint is dismissed with prejudice as to the Settling Defendant and without costs;
         THAT the Court retains exclusive jurisdiction to enable any of the parties to this Stipulation and Order to apply to the Court at any time for such further orders and directions as may be necessary or appropriate for the construction or implementation of this Stipulation and Order, for the enforcement or modification of any of its provisions, or for punishment by contempt.
         SO ORDERED this ___ day of _________, 1997.



                                               --------------------------------
                                               Hon. Robert  W. Sweet
                                               United States District Judge

                                           UNITED STATES DISTRICT COURT
                                       FOR THE SOUTHERN DISTRICT OF NEW YORK

 ...........................................................

                                                            94 Civ. 3996 (RWS)
IN RE:

                                                            M.D.L. No. 1023
NASDAQ MARKET-MAKERS
ANTITRUST LITIGATION
                                                      This Document Relates To:
                                                      All Actions
 ...........................................................


                                          STIPULATION GOVERNING SETTLING
                                       DEFENDANTS' PRODUCTION OF AUDIOTAPES

         WHEREAS Sherwood Securities Corp. (the "Settling Defendant") and the Plaintiffs' Co-Lead Counsel in In Re: Nasdaq Market-Makers Antitrust Litigation, a multidistrict class Action (the "Class Action"), have entered into a Settlement Agreement (the "Settlement Agreement") dated April 9, 1997;
         WHEREAS the Settlement Agreement provides that the Settling Defendant shall provide to the Plaintiffs' Co-Lead Counsel various audiotape recordings as defined in the Settlement Agreement;
         WHEREAS the Settlement Agreement provides that the procedure by which the Settling Defendant will copy and make tape available to the Plaintiffs' Co-Lead Counsel shall be in accordance with the procedure that has been in effect to date and which is incorporated in a Stipulation executed by the Settling Defendant's Counsel and the Plaintiffs' Co-Lead Counsel simultaneously with the execution of the Settlement Agreement.
         IT IS HEREBY AGREED THAT:
         1.       All requests for the production of audiotapes for review
shall be made in writing by the Plaintiffs' Co-Lead Counsel.
         2. The Settling Defendant will make available (pursuant to the procedures set forth below), the audiotape identified in the Settlement Agreement and no other audiotape.
         3. The Settling Defendant will make tape available for review on mutually agreed upon dates in the offices of the Settling Defendant's Counsel between 9:00 a.m. and 6:30 p.m. Monday through Friday except on holidays when defense counsel's office is closed. The Settling Defendant will make available three sets of equipment, and plaintiffs' counsel may bring an additional three sets, to permit plaintiffs' counsel to listen to the tape. Plaintiffs' counsel will be permitted to review tapes and take notes concerning the tapes' content, but shall not be permitted to copy any portion of the tape recordings.
         4. Plaintiffs' counsel will designate calls to be produced to the Document Depository. The designation may be made within thirty (30) days of the date of review.
         5. The Settling Defendant will produce or object to the production of designated calls thirty (30) days after receipt of the designations.
                  (a) By permitting the plaintiffs to review the tape, defendants have not waived any right to deny the production of certain conversations on the grounds that they are protected by any privilege or the work-product doctrine; nor have plaintiffs waived their right to contest any such denial of production.
                  (b) By permitting the plaintiffs to review the tape, defendants have not waived any right to deny the production on the ground that certain conversations are highly personal or on any other grounds permitted by the Federal Rules of Civil Procedure; nor have plaintiffs waived their right to contest any such denial of production.
         6. All tape produced to the depository shall be subject to the terms of the Stipulated Order Regarding Confidential Documents dated October 12, 1995. The production of tape to the depository shall not constitute a wavier of any party's rights.

Dated:   April 9, 1997


                                                 By
                                                 Arthur M. Kaplan, Esq.
                                                 FINE, KAPLAN AND BLACK
                                                 23rd Floor, 1845 Walnut Street
                                                 Philadelphia, PA 19103
                                                 (215) 567-6565


                                                 By
                                                 Christopher Lovell, Esq.
                                                 LOVELL & SKIRNICK, LLP
                                                 63 Wall Street
                                                 New York, New York  10005
                                                 (212) 480-1600


                                                 By
                                                 David J. Bershad, Esq.
                                                 Leonard B. Simon, Esq.
                                                 MILBERG      WEISS
                                                 BERSHAD   HYNES  &
                                                 LERACH   600  West
                                                 Broadway  1800 One
                                                 America  Plaza
                                                 San Diego, CA  92101-5050
                                                 (619) 231-1058

                                      -and-

                                                 One Pennsylvania Plaza
                                                 New York, New York
                                                 (212) 594-5300

                                                  By
                                                  Robert A. Skirnick
                                                  LOVELL & SKIRNICK, LLP
                                                  63 Wall Street
                                                  New York, New York  10005
                                                 (212) 480-1600

                             Plaintiffs' Co-Lead Counsel with authority to sign Pursuant to Pre-Trial Order No. 1 on behalf of plaintiffs



                                                   By
                                                   Brian J. McMahon, Esq.
                                                   Guy V. Amoresano, Esq.
                                                   CRUMMY, DEL DEO, DOLAN,
                                                   GRIFFINGER & VECCHIONE, P.C.
                                                   One Riverfront Plaza
                                                   Newark, New Jersey 07102-5497
                                                   (201) 596-4500

                                          Counsel for Sherwood Securities Corp.









                                         STOCK PURCHASE AGREEMENT

                                               dated as of

                                              April 11, 1997

                                                 between

                                             DRESDNER BANK AG

                                                   and

                                         THE SHERWOOD GROUP, INC.

                                            -iii-

                                             TABLE OF CONTENTS


                                                                                                      Page

             ARTICLE 1                       PURCHASE AND SALE
             1.1    Specialist Business..................................................................1
             1.2    Preliminary Balance Sheet............................................................1
             1.3    Base Purchase Price..................................................................2
             1.4    Stock Certificates...................................................................2
             1.5    Closing Date Balance Sheet...........................................................2
             1.6    Payment of Adjustment Amount.........................................................3
             1.7    Post-Closing Payments................................................................4

             ARTICLE 2                            CLOSING

             ARTICLE 3           REPRESENTATIONS AND WARRANTIES OF SELLER

             3.1    Organization.........................................................................4
             3.2    Authorization........................................................................4
             3.3    No Consents..........................................................................5
             3.4    Non-Contravention....................................................................5
             3.5    Title to Stock.......................................................................5
             3.6    Due Incorporation of the Company;
                          Capitalization.................................................................6
             3.7    Specialist Securities................................................................6
             3.8    Litigation...........................................................................6
             3.9    Compliance With Law..................................................................7
             3.10   Financial Report.....................................................................7
             3.11   Audited Financial Statements.........................................................7
             3.12   No Undisclosed Liabilities...........................................................8
             3.13   Taxes................................................................................8
             3.14   Employee Matters....................................................................10
             3.15   Operations of the Company...........................................................11
             3.16   Brokers.............................................................................12
             3.17   Real Property.......................................................................12
             3.18   Absence of Certain Changes or Events................................................12
             3.19   Agreements..........................................................................14
             3.20   Minute and Stock Transfer Book......................................................14
             3.21   Filings.............................................................................14
             3.22   Intellectual Property...............................................................15
             3.23   Insurance...........................................................................15
             3.24   Affiliate Transactions..............................................................15
             3.25   Officers and Directors..............................................................16
             3.26   Disclosure Letter...................................................................16
             3.27   No Other Representations or Warranties..............................................16

             ARTICLE 4            REPRESENTATIONS AND WARRANTIES OF BUYER

             4.1    Organization........................................................................16
             4.2    Authorization.......................................................................16
             4.3    No Consents.........................................................................17
             4.4    Non-Contravention...................................................................17
             4.5    Litigation..........................................................................17
             4.6    Disclosure..........................................................................18

             ARTICLE 5              COVENANTS AND AGREEMENTS OF SELLER

             5.1    Affirmative Covenants...............................................................18
             5.2    Negative Covenants..................................................................19
             5.3    Exclusive Agreement.................................................................20

             ARTICLE 6               COVENANTS AND AGREEMENTS OF BUYER

             6.1    Affirmative Covenants...............................................................20
             6.2    Negative Covenants..................................................................21
             6.3    Transfer Taxes and Other Fees.......................................................21

             ARTICLE 7                JOINT COVENANTS AND AGREEMENTS

             7.1    Access to Records After Closing.....................................................22
             7.2    Required Consents...................................................................22
             7.3    Transferred Employees...............................................................22
             7.4    NYSE Memberships....................................................................25
             7.5    Pre-Closing Transfers and Payments..................................................25
             7.6    Press Releases......................................................................26
             7.7    Proprietary Information.............................................................26
             7.8    Reasonable Commercial Efforts; Further
                          Assurances....................................................................26
             7.9    Tax Matters.........................................................................27
             7.10   Notifications.......................................................................30

             ARTICLE 8                     CONDITIONS TO CLOSING

             8.1    Mutual Conditions...................................................................30
             8.2    Buyer's Conditions..................................................................31
             8.3    Seller's Conditions.................................................................33

             ARTICLE 9                          TERMINATION

             9.1    Termination.........................................................................34
             9.2    Effect of Termination...............................................................35
             9.3    Right to Proceed....................................................................35

             ARTICLE 10                        MISCELLANEOUS

             10.1   Notices.............................................................................35
             10.2   Survival............................................................................36
             10.3   Indemnification.....................................................................36
             10.4   Expenses............................................................................38
             10.5   Governing Law.......................................................................38
             10.6   Assignment; Successors and Assigns..................................................39
             10.7   Counterparts........................................................................39
             10.8   Titles and Headings.................................................................39
             10.9   Entire Agreement....................................................................39
             10.10  Amendment and Modification..........................................................39
             10.11  Arbitration of Disputes; Submission to
                          Jurisdiction..................................................................39
             10.12  Waiver..............................................................................40
             10.13  Severability........................................................................40



                                              List of Annexes

Annex A               Specialist Securities as of April 11, 1997
Annex B               Employees Subject to Transfer
Annex C               Forms of Agreement and General Release
Annex D               Form of Opinion of Seller and Company
                           Counsel and of Buyer and Successor Counsel

                                         STOCK PURCHASE AGREEMENT


                  THIS AGREEMENT is dated as of April 11, 1997, among DRESDNER BANK AG, a corporation incorporated under German law ("Seller"), and The Sherwood Group, Inc., a Delaware corporation ("Buyer").

         W I T N E S S E T H:

                  WHEREAS, Seller is the owner of all of the issued and outstanding shares of common stock, par value $100.00 per share (the "Stock") of Dresdner-NY Incorporated (the "Company"); and

                  WHEREAS, Seller desires to sell to Buyer, and Buyer desires to purchase from Seller, the Stock upon the terms and conditions hereinafter set forth; and

                  WHEREAS, Buyer is the majority limited partner of Equitrade Partners, a limited partnership formed under the laws of the State of New York (the "Successor");

                  NOW, THEREFORE, in consideration of the mutual agreements, covenants, representations and warranties contained in this Agreement, Buyer and Seller agree as follows:


                                                 ARTICLE 1
                                             PURCHASE AND SALE

                  1.1 Specialist Business. On the terms and subject to the conditions and exceptions contained herein, Seller and Buyer agree to diligently pursue and use their respective reasonable commercial efforts to obtain the approval of the New York Stock Exchange ("NYSE") for Buyer to purchase the Stock and for Successor to conduct as of the Closing (as hereinafter defined), the specialist business with respect to all of the NYSE equity securities (the "Securities") for which the Company is acting as the specialist unit immediately prior to the Closing (the "Specialist Business").

                                            -14-
                  Preliminary Balance Sheet. Not later than two business days prior to the Closing Date, Seller shall prepare and deliver to Buyer an unaudited pro forma balance sheet of the Company as of a date falling not earlier than fifteen business days prior to the Closing Date, which balance sheet shall give pro forma effect to the transactions contemplated by this Agreement (the "Preliminary Balance Sheet").

                  1.3 Base Purchase Price. Subject to the terms and conditions contained herein, at the Closing Seller shall sell the Stock to Buyer and Buyer shall purchase the Stock from Seller. Buyer agrees to pay to Seller in immediately available funds by wire transfer by 10:00 a.m. New York time on the Closing Date an amount equal to (i) $5,215,000 plus (ii) the total stockholder's equity of the Company as reflected on the Preliminary Balance Sheet (the "Base Purchase Price").

                  Stock Certificates. At the Closing, Seller shall deliver to Buyer certificates representing the Stock, duly endorsed in blank for transfer or accompanied by duly executed blank stock powers together with all necessary stock transfer stamps affixed thereto and such other instruments as shall reasonably be required by Buyer to transfer to Buyer all right, title and interest in the Stock, free and clear of any claims, liens, encumbrances, mortgages, charges, security interests, options, rights, restrictions or other interests or any other interests or imperfections of title (collectively, "Encumbrances"), except for such Encumbrances as may be created by, or arise due to the nature, status or affairs of, Buyer.

                  Closing Date Balance Sheet. Not later than 15 business days following the Closing Date, Coopers & Lybrand L.L.P. ("Coopers & Lybrand") shall prepare and deliver to Buyer and KPMG Peat Marwick L.L.P. ("KPMG") an unqualified opinion on the balance sheet for the Company as of the Closing Date (the "Closing Date Balance Sheet") and an audited income statement for the Company for the period from January 1, 1997 through and including the Closing Date (the "Income Statement") (footnotes included), each prepared in accordance with United States generally accepted accounting principles ("GAAP") and consistent with the Audited Financial Statements, except that the Closing Date Balance Sheet shall be adjusted to reduce stockholder's equity to the extent of any tax receivables relating to taxable periods ending on or prior to the Closing Date and to increase stockholder's equity by the amount of any tax payables, relating to tax periods or portions of tax periods up through the Closing Date (in adjusting for tax payables relating to taxable periods beginning before and ending after the Closing Date, the principles of Section 7.9(f) hereof shall be applied). The working papers associated with Coopers & Lybrand's audit of the Closing Date Balance Sheet and Income Statement will be made available to Buyer and KPMG upon issuance of the Closing Date Balance Sheet and Income Statement. Within 10 days after receipt of such Closing Date Balance Sheet and Income Statement, Buyer shall deliver to Coopers & Lybrand, with a copy to Seller, a notice that either (a)states that the Closing Date Balance Sheet is satisfactory to Buyer or (b) explains with reasonable specificity any adjustments to the Closing Date Balance Sheet that Buyer requests as a result of comments received from KPMG. If Buyer provides the notice described in (b) above, Seller and Buyer will use their best efforts to reach a mutual agreement on any appropriate adjustments to be made to the Closing Date Balance Sheet within 10 days of the receipt of such notice. If Seller and Buyer are unable to resolve any disputes within 10 days of receipt of notice from Buyer, then such disputes shall be referred to a nationally recognized independent certified public accounting firm mutually agreed upon by Seller and Buyer. The accounting firm to which such disputes are referred shall, within thirty (30) days after such disputes shall have been referred to it deliver to Seller and Buyer a written report indicating its views on the item or items in dispute and its resolution thereof. The determination of the accounts, including the total stockholder's equity of the Company as of the Closing Date, as reflected on the Closing Date Balance Sheet, pursuant to the terms of the Section 1.5 shall be final and binding on the Buyer and the Seller in the absence of manifest error. Seller shall pay all fees and expenses of Coopers & Lybrand and Buyer shall pay all fees and expenses of KPMG in connection with the preparation of the Closing Date Balance Sheet. In the event that a dispute regarding the Closing Balance Sheet and Income Statement is referred to an independent accounting firm as provided above, the cost thereof shall be divided equally between the Seller and Buyer.

                  Payment of Adjustment Amount. On a date falling no later than 2 business days after the final determination of the Closing Date Balance Sheet pursuant to Section 1.5, (i) Buyer shall pay to Seller an amount equal to the difference between the total stockholder's equity of the Company reflected on the Closing Date Balance Sheet and the total stockholder's equity of the Company reflected on the Preliminary Balance Sheet, in the event that such difference is a positive amount or (ii) Seller shall pay to Buyer an amount equal to the difference between the total stockholder's equity of the Company reflected on the Closing Date Balance Sheet and the total stockholder's equity of the Company reflected on the Preliminary Balance Sheet, in the event that such difference is a negative amount. The amount owed by Buyer or Seller, as the case may be, pursuant to clauses (i) or (ii) above shall hereinafter be referred to as the "Adjustment Amount". Seller shall pay to Buyer, or Buyer shall pay to Seller, as the case may be, the Adjustment Amount in immediately available funds by wire transfer to such account as Buyer shall have designated to Seller, or Seller shall have designated to Buyer, as the case may be, not less than 24 hours prior to the payment thereof. The Base Purchase Price, as adjusted by the Adjustment Amount, shall be referred to herein as the "Purchase Price".


                  Post-Closing Payments. To the extent not reflected in the Closing Date Balance Sheet, Seller shall pay or reimburse Buyer on demand if Buyer shall be required to pay any amounts due pursuant to clauses Second and Third of Section 11 of Article II of the New York Stock Exchange, Inc. Constitution (the "Constitution") as a result of activities conducted prior to the Closing Date with respect to a "membership" (as such term is defined in the Constitution) being transferred to Successor as contemplated in this Agreement (singularly a "Membership" or collectively the "Memberships").


                                                 ARTICLE 2
                                                  CLOSING

                  The closing of the transactions contemplated by this Agreement (the "Closing") shall occur at the offices of Sullivan & Cromwell, 125 Broad Street, New York, New York 10004, at 5:00 p.m. on the later of (i) April 30, 1997, and (ii) the first business day after the satisfaction of the conditions contained in Section 8.1 hereof, or at such other time and place as is mutually agreed in writing by Buyer and Seller. The time and date of the Closing is herein called the "Closing Date".


                                                 ARTICLE 3
                                 REPRESENTATIONS AND WARRANTIES OF SELLER

                  Seller represents and warrants to Buyer that:

                  Organization. Seller is a corporation duly organized, validly existing and in good standing under the laws of the Federal Republic of Germany.

                  3.2 Authorization. Seller has the full corporate power and authority to enter into and perform this Agreement and to perform its obligations hereunder. The execution and delivery of this Agreement and of all documents and instruments required hereby and the consummation of the transactions contemplated hereby by Seller or the Company have been duly authorized by all necessary corporate action of Seller or the Company and no other corporate proceedings on the part of Seller are necessary to authorize the execution, delivery and performance of this Agreement on the part of Seller or by the Seller or the Company to consummate the transactions contemplated hereby. This Agreement and the other documents and instruments to be delivered by Seller or the Company have been, or will be, duly and validly executed and delivered by Seller or the Company and constitute, or upon the execution and delivery thereof will constitute, the valid and binding obligations of Seller or the Company, enforceable against it in accordance with their respective terms.

                  No Consents.  Other than as contemplated in Sections 7.2, 7.3,
7.4 and 7.5 hereof, no notice to, filing with, or authorization, consent or approval of any governmental or regulatory authority or other person or entity is required of Seller or the Company in connection with the execution, delivery and performance by Seller of this Agreement or the other documents and instruments to be delivered by Seller or the Company pursuant to this Agreement or the consummation by Seller or the Company of the transactions contemplated herein or therein.

                  Non-Contravention. The execution, delivery and performance of this Agreement by Seller and the consummation of the transactions contemplated hereby by Seller or the Company do not and will not contravene, result in a violation, loss of rights or default under, constitute an event creating rights of acceleration, termination, repayment or cancellation under, entitle a party to receive any payment or benefit pursuant to, or result in the creation of any Encumbrance upon any of the Stock or property or assets of the Company under (i) the articles or certificate of incorporation or bylaws or other charter or organizational documents of either of Seller or the Company or (ii) any applicable law, regulation or administrative order, contract, judgment, decree, or ruling to which Seller or the Company is a party or by which either of them or their respective assets or properties is bound or affected (subject to receipt of the relevant approvals and other matters addressed in Sections 7.2, 7.3, 7.4 and 7.5 hereof).

                  Title to Stock. Seller is the owner of the Stock, beneficially and of record, free and clear of any Encumbrances and upon delivery of the certificate or certificates for the Stock at the Closing, Buyer will acquire good and valid title to the Stock, free and clear of any Encumbrances, except for such Encumbrances as may be created by, or arise due to the nature, status or affairs of, Buyer.

                  3.6 Due Incorporation of the Company; Capitalization. The Company is a corporation duly organized, validly existing and in good standing as a corporation under the laws of the State of Delaware, with full corporate power and authority to own and operate its business and properties and to carry on its business as presently conducted by it. The Company's authorized capital stock consists solely of 5,000 shares of common stock, par value $100.00 per share, all of which are issued and outstanding. Such issued and outstanding shares are validly issued, fully paid and nonassessable. Except for rights created pursuant to this Agreement, and as set forth in Schedule 3.6 hereto, there are no outstanding options, warrants or other rights to acquire, or any outstanding securities or obligations convertible into or exchangeable for, any shares of capital stock of the Company. Other than the transactions contemplated by this Agreement, there are no outstanding contracts or obligations to restructure or recapitalize the Company. The Company is duly qualified to do business and, with respect to jurisdictions that recognize the concept of "good standing", is in good standing as a foreign corporation in all jurisdictions where such qualification is required. The Company has no subsidiaries and does not control, directly or indirectly, any other person. The Company is not a party to any joint venture or partnership arrangement and does not own or control any interest in any other person except in connection with its ownership from time to time of the Securities.

                  3.7 Specialist Securities. On the date hereof, the Company acts as the NYSE specialist unit for each of the Securities listed in Annex A hereto. Except as disclosed in Schedule 3.7, the Company has no reason to believe and has not been advised that it may be required to cease acting as the NYSE specialist unit for any of such Securities, nor has it agreed to act as the NYSE specialist unit for any security (other than the Securities) nor will it so agree without the prior written approval of Buyer.

                  3.8  Litigation.  Except as  disclosed in Schedule 3.8 hereto, there are no lawsuits, actions, proceedings, inquiries, claims, orders or investigations by or before any court or any federal, state, local or governmental or other regulatory or self-regulatory agency, authority, body, board, bureau, commission, department or instrumentality ("Governmental Authority") pending or, to Seller's or the Company's knowledge, threatened against the Company or Seller which could reasonably be expected to have a material adverse effect on the business, financial condition, results of operations or properties of the Company nor are there any facts or circumstances known to Seller that are likely to result in a claim for damages or equitable relief which, if decided adversely, are likely to, individually or in the aggregate, have a material adverse effect on the business, financial condition, results of operations or properties of the Company or impair in any material respect the ability of Seller or the Company to perform its obligations hereunder. Except as disclosed in Schedule 3.8 hereto, neither the Company nor the Seller is subject to or in default with respect to any judgment, order, writ, regulation, injunction or decree of any Governmental Authority which could have a material adverse effect on the business, financial condition, results of operations or properties of the Company or materially impair the ability of Seller to perform its obligations hereunder.


                  3.9 Compliance With Law. Except as disclosed in Schedule 3.9 hereto, Seller, with respect to its operation of the Company, and the Company, are in compliance in all material respects with all laws, regulations and administrative orders, and the rules of all Governmental Authorities applicable to the Company or to Seller with respect to its operation of the Company. The Company has obtained all material licenses, permits, approvals, authorizations, waivers, grants, exemptions and orders required to be obtained by it from any Governmental Authority. The Company has the minimum net capital necessary to conduct, and is in compliance with all net capital requirements in connection with the operation of, its business as it is presently conducted.

                  3.10 Financial Report. The Financial Report for Specialists (a "Financial Report") filed by the Company with the NYSE for the fiscal quarter ended December 31, 1996 (a copy of which has been provided to Buyer) and each Financial Report filed by the Company with the NYSE during the period from the date hereof to the Closing Date, complied or when so filed will comply, as the case may be, in all material respects with the relevant NYSE instructions for the completion of Financial Reports.

                  3.11 Audited Financial Statements. Seller has previously furnished to Buyer true and complete copies of the audited balance sheet for the Company at December 31, 1996 and the related audited income statements for the one-year period then ended (the "Audited Financial Statements"). The Audited Financial Statements have been prepared in conformity with GAAP applied on a consistent basis (except for changes, if any, disclosed therein). The Audited Financial Statements present fairly in all material respects the results of operations of the Company for the respective periods covered and the financial condition of the Company as of their respective dates.

                  3.12 No Undisclosed Liabilities. As of the Closing Date, the Company will not be subject to any obligation or liability of any nature, whether absolute, accrued, contingent or otherwise and whether due or to become due, other than to the extent accrued or reserved against in the Closing Date Balance Sheet.

                  3.13  Taxes.  Except as set forth in Schedule 3.13 hereto:

                  (a) (i) all Tax Returns with respect to Taxes that are required to be filed (giving regard to extensions set forth in Schedule 3.13) by or with respect to the Company on or before the Closing Date have been or will be duly filed on or before the Closing Date, and all such Tax Returns are or will be true, correct and complete in all material respects, (ii) all Taxes due from or in respect of the Company for the periods covered by the Tax Returns referred to in clause (i) and for the taxable periods or portions thereof ending on or before the Closing Date have been or will be paid in full on or before the Closing Date or, subject to the provisions of Section 1.5 hereof, will be properly accrued for on the Closing Date Balance Sheet and provision made for payment thereof or the Company has made or will make all payments of estimated Taxes required to be made on or before the Closing Date, (iii) all deficiencies asserted or assessments made on or before the Closing Date as a result of examinations by federal, state, local or foreign taxing authorities have been or will be paid in full on or before the Closing Date and (iv) no issues that have been raised by the United State Internal Revenue Service or any other taxing authority in a writing received by the Company, or Seller or any subsidiary of Seller on behalf of the Company, in connection with the examination of any of the Tax Returns referred to in clause (i) are currently pending. Seller does not expect any taxing authority to assess any additional Taxes for any taxable period for which Tax Returns have been filed. No claim has ever been made by any taxing authority in a jurisdiction where the Company or any other entity for whose liability for Tax the Company may be liable does not file Tax Returns that it is or may be subject to taxation by that jurisdiction. There are no encumbrances on any of the assets of the Company that arose in connection with any failure or alleged failure to pay any Taxes by any of Seller, any subsidiary of Seller, or the Company.

                  (b) With respect to all periods through the most recently completed fiscal quarter of the Company for which Tax Returns have not yet been filed, or for which Taxes are not yet due or owing, the Company has made due and sufficient current accruals for such Taxes in accordance with GAAP, and, subject to the provisions of Section 1.5 hereof, such current accruals will be duly and fully provided for in the Closing Date Balance Sheet.

                  (c) As of the Closing Date, the Company will not be a party to, will not be bound by, and will have no obligation under, any tax sharing agreement or contract.

                  (d) The Company is not and has not been at any time a member of any affiliated, consolidated, combined or unitary group for income Tax purposes.

                  (e) The Company has no liability for the Taxes of any person under section 1.1502-6 of the U.S. Treasury regulations (or any similar provision of state, local or foreign law) as a transferee or successor, by contract or otherwise.

                  (f) The Company is subject to income tax only with respect to the United States, the State of New York and the City of New York.

                  (g) The Company has not been a United States real property holding corporation within the meaning of section 897(c)(2) of the Internal Revenue Code of 1986, as amended, (the "Code") during the applicable period specified in section 897(c)(1)(A)(ii) of the Code.

                  (h) The Company owns no interest in real property in any jurisdiction in which a Tax is imposed on the transfer of a controlling interest in an entity that owns any interest in real property.

                  (i) Seller has made available to Buyer complete and accurate copies of all stand-alone Tax Returns of the Company that were part of the consolidated and combined returns as filed and, if applicable, as amended, with respect to all open Tax periods that have been filed or will be required to be filed (after giving effect to all valid extensions of time for filing) on or before the Closing Date. Seller will provide Buyer with complete and accurate copies of the stand-alone Tax Returns of the Company that were part of the consolidated and combined returns as filed and, if applicable, as amended, for the period ending August 31, 1996 as promptly as practicable after the filing thereof.

                  (j) No audits of the Tax Returns with respect to United Stated federal income Taxes have been completed and there is no judicial or administrative claim, audit, action, suit, proceeding or investigation now pending or, to the knowledge of the Company, threatened against or with respect to the Company in respect of any Tax of the Company for any taxable period ending on or prior to the Closing Date. To the knowledge of Seller and the Company, there is no reasonable basis for any deficiency, claim or adjustment of additional Taxes for any taxable period ending on or prior to the Closing Date and there are no Liens for Taxes upon the assets of the Company except Liens for current Taxes (i) not yet due or (ii) being contested in good faith and by appropriate proceedings and for which adequate reserves have been established on the Audited Financial Statements or the Closing Date Balance Sheet.

                  (k) For purposes of this Agreement, "Taxes" shall mean all federal, state, local, or foreign income, franchise, sales, use, gross receipts, license, payroll, employment, withholding, disability, social security, property, excise or other taxes, fees, charges or similar assessments imposed by any governmental authority, and any interest or penalties thereon with respect to the Company. For purposes of this Agreement, "Tax Returns" shall mean all reports and returns required to be filed with respect to the Taxes of the Company including any schedule or attachment thereto and including any amendment thereof relating to the Company.

                  3.14  Employee Matters.

                  (a) The Company is not and has never been a party to or otherwise obligated under any collective bargaining agreement. At Closing, except as contemplated by Section 7.3 hereof and as set forth on Schedule 3.14 hereto, the Company (i) will not be a party to, obligated under or have any liabilities with respect to any employment, change in control, consulting or agency contract with any person and (ii) will not maintain, contribute to, or have any liability or obligation for which the Company, Buyer or Successor may have any liability or obligation after the Closing Date with respect to any employee program, policy or "employee benefit" plan as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") including, without limitation, any deferred compensation, pension, medical, severance, accident, life, disability, stock or incentive plan, policy or program maintained by Seller or any entity that is considered a single-employer with the Company under Section 4001 of ERISA or Section 414 of the Code (an "ERISA Affiliate"). At Closing, the Company will not have any liability or obligation for which the Company, Buyer or Successor may have any liability or obligation after the Closing Date under the Mortgage Assistance Plan, Tuition Reimbursement Plan, Travel Subsidy Plan or any cafeteria or flexible benefits plans maintained by Seller, the Company or any ERISA Affiliate of the Company. The liability or obligation described above includes without limitation those attributable to acts or omissions of Seller or any of its ERISA Affiliates (determined as of the Closing) that occur after the Closing.

                  (b) The Seller Savings Plan (as defined in Section 7.3) is in compliance with the applicable provisions of ERISA and the Code and Seller, the Company and each ERISA Affiliate of the Company (determined immediately prior to the Closing Date) have performed all of their obligations under the Seller Savings Plan, other than any event of noncompliance or nonperformance that would not have a material adverse effect on the business, financial condition, results of operations or properties of the Company or on the Seller Savings Plan. All contributions required to be made under the terms of the Seller Savings Plan have been timely made. To the best of the Seller's knowledge, there are no claims (other than routine claims for benefits) pending or threatened against the Seller Savings Plan or its assets, and no facts exist that could give rise to any claims that would have a material adverse effect on either the business, financial condition, results of operations or properties of the Company or on the Seller Savings Plan. The Seller Savings Plan has been duly authorized by all necessary corporate action by Seller or its applicable affiliate. No "prohibited transaction" (within the meaning of Code Section 4975 or ERISA Sections 406 and
408) has occurred with respect to the Seller Savings Plan as a result of any act of Seller, the Company or any of their affiliates or their directors, officers and employees, provided, however, the foregoing does not apply to investment directions made by Seller Savings Plan participants in a plan that complies with all the requirements of ERISA Section 404(c). The Seller Savings Plan is qualified in form and operation under Section 401(a) of the Code and the trust thereunder is exempt from tax under Section 501(a) of the Code. No event has occurred that will subject the Seller Savings Plan to a tax under Section 511 of the Code. The Company and the Seller Savings Plan are permitted to take all actions pertaining to the Seller Savings Plan described in Section 7.3(b).

                  3.15 Operations of the Company. Except as otherwise contemplated by this Agreement, since December 31, 1996, the Company has conducted its operations and each action it has taken has been, in the ordinary course consistent with past practice and there has not been, occurred or arisen any change in the business, operations, or condition of the Company that, individually or in the aggregate, has had or is reasonably likely to have a material adverse effect on the business, financial condition, results of operations or properties of the Company, other than changes resulting from a change in general economic or market conditions.

                  3.16 Brokers. Except as disclosed in Schedule 3.16, neither Seller nor the Company has retained any broker, finder, investment banker or financial advisor in connection with this Agreement or any transaction contemplated hereby that would be entitled to a broker's, finder's, investment banker's, financial advisor's or similar fee in connection therewith.

                  Real Property. The Company does not own (of record or beneficial), nor does it have any interest in, any real property.

         Absence of Certain Changes or Events. Except as otherwise contemplated by this Agreement, the Company has not, since December 31, 1996:

                  (a) issued, sold or granted or contracted to issue, sell or grant any of its stock, notes, bonds, other securities or any option to purchase any of the same;

                  (b)  amended its certificate of incorporation or by laws;

                  (c) made any expenditure or commitment in excess of $50,000 for the acquisition of any property other than in the ordinary course of business of the Company;

                  (d) incurred, assumed, guaranteed (including by way of any agreement to "keep well" or of any similar arrangement) any liability or obligation, prepaid any indebtedness or amended the terms relating to any indebtedness (including, without limitation, capital leases, payments in respect of the deferred purchase price of property, letters of credit, loan agreements and other agreements relating to the borrowing of money or extension of credit), issued or sold any debt securities or made material expenditures, in each case, in excess of $50,000 other than in the ordinary course of business of the Company;

                  (e) redeemed, repurchased, or otherwise acquired any of its capital stock or securities, convertible into or exchangeable for its capital stock or entered into any agreement with respect to any of the foregoing;

                  (f) sold, transferred, assigned, conveyed, mortgaged, pledged or otherwise subjected to any Encumbrance any of its properties or assets, tangible or intangible, except in the ordinary course of business of the Company consistent with past practices;

                  (g) entered into any agreement or commitment involving aggregate payments by the Company in excess of $20,000 that, pursuant to its terms, is not cancelable by the Company without penalty on 60 days' notice or less;

                  (h) except as disclosed in Schedule 3.18, increased the rate of compensation payable or to become payable to the officers of employees of the Company, or increased the amounts paid or payable to such officers or employees under any bonus, insurance, pension or other benefit plan, or made any arrangements therefore with or for any of said officers or employees except for increases consistent with the Company's ordinary course of business or increases resulting from the application of existing formulas under existing plans, agreements or policies relating to employee compensation;

                  (i) entered into, adopted or materially amended any collective bargaining, bonus, profit sharing, compensation, stock option, pension, retirement, deferred compensation or other plan, agreement, trust, fund or arrangement for the benefit of its employees, except as otherwise required or permitted herein;

                  (j) suffered any strike or other labor dispute that has had or could reasonably be expected to have a material adverse effect on the business, financial condition, results of operations or properties of the Company;

                  (k) changed in any material respect any accounting principle, procedure or practice followed by the Company or changed the method of applying such principle, procedure or practice, except for changes required by the NYSE, GAAP or applicable law;
                  (l) made any material changes in its general policies or practices relating to selling practices, discounts or other material terms of sale or accounting therefor; or

                  (m) suffered any damage, destruction or other casualty loss (whether or not covered by insurance) affecting its properties or assets which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the business, financial condition, results of operations or properties of the Company.

                  3.19 Agreements. Correct and complete copies of all contracts, agreements and other instruments to which the Company is a party or by which any of its property or assets are bound, which are material to the business or operations of the Company ("Business Agreements"), have heretofore been made available to Buyer. The foregoing Business Agreements include, but are not limited to, all notes, debentures, employment agreements, commission agreements, option plans, options, real property agreements, mortgages, equipment lease agreements, pension plans, 401(k) plans, clearing agreements and employee welfare benefit plans as defined under ERISA. The Company is not in default and no event has occurred which, with notice or lapse of time or both, could cause or become a default by the Company, under any Business Agreement.

                  3.20 Minute and Stock Transfer Book. The minute books of the Company are correct (including signatures), complete and current, in all material respects, and accurately reflect, in all material respects, the corporate actions of the Board of Directors and each committee of the Board of Directors and the shareholders of the Company. The stock transfer books of the Company are correct (including signatures), complete and current and reflect all transactions in the Company's common stock.

                                            -42-
                  3.21 Filings. Since December 31, 1995, the Company has filed all material registrations, reports, statements, notices and other filings required to be filed with any Governmental Authority by the Company including all required amendments or supplements to any of the above. Such filings made by the Company complied to the extent applicable in all material respects with the requirements of applicable law and the applicable Governmental Authority. Seller has made available to Buyer complete and correct copies of (i) all such filings made since December 31, 1995, (ii) all audit reports received by the Company from any Governmental Authority and all written responses thereto made by the Company since December 31, 1995, (iii) copies of all inspection reports provided to the Company by any Governmental Authority since December 31, 1995 and (iv) all correspondence relating to any inquiry or investigation provided to the Company by any Governmental Authority since December 31, 1995.

                  3.22 Intellectual Property. Except for the name "Dresdner", the Dresdner logo, and variations thereof which are and shall remain the property of Seller whether such name or logo is copyrighted, registered or otherwise protected, the Company owns or has valid, binding, enforceable and adequate rights to use all material computer software, patents, trademarks, trade names, service marks, service names, copyrights, other proprietary intellectual property rights, applications therefor, registrations thereof and licenses or other rights in respect thereof ("Intellectual Property") necessary for use in connection with the business of the Company as it is currently conducted, without any conflict with the rights of others. Neither the Seller nor the Company has received any notice from any other person pertaining to or challenging the right of the Company to use any Intellectual Property or any trade secrets, proprietary information, inventions, know-how, processes and procedures owned or used by or licensed to the Company, except with respect to rights the loss of which, individually or in the aggregate, have not had and would not be reasonably likely to have a material adverse effect on the business, financial condition, results of operations or properties of the Company.

                  3.23 Insurance. Schedule 3.23 sets forth a correct and complete list of all material insurance policies and fidelity bonds maintained on the date hereof by or for the benefit of the Company. Seller has made available to Buyer complete and correct copies of all such policies and bonds, together with all riders and amendments thereto as of the date hereof. As of the date hereof, such policies and bonds are in full force and effect, and all premiums due thereon have been paid. The Company has complied in all material respects with the terms and provisions of such policies and bonds. There is no claim in excess of $50,000 by the Company pending as of the date hereof under any of such policies or bonds as to which coverage has been questioned, denied or disputed by the underwriters of such policies or bonds.

                  3.24 Affiliate Transactions. Schedule 3.24 sets forth a correct and complete list of all agreements, arrangements or other commitments in effect as of date hereof between the Company, on the one hand, and the Seller or any officer, director or shareholder of Seller or the Company on the other hand, other than compensation or benefit agreements, arrangements and commitments set forth on Schedule 3.14.

                  3.25 Officers and Directors. Schedule 3.25 lists the officers and directors of the Company. No other officers or directors of the Company will be elected or appointed after the date hereof.

                  Disclosure Letter. The disclosure letter delivered by Seller to Buyer and dated the date hereof (the "Disclosure Letter") is true, accurate and complete, except for such errors or omissions as would not have a material adverse effect on the business, financial condition, results of operations or properties of the Company.

                  No Other Representations or Warranties. Except for the representations and warranties contained in this Article 3 or in the Schedules attached hereto or in the Disclosure Letter, neither Seller, the Company nor any other person makes any express or implied representation or warranty on behalf of Seller or the Company, and Seller hereby disclaims any such representation or warranty whether by Seller, the Company or any of the respective affiliates, officers, directors, employees, agents or representatives or any other person.


                                                 ARTICLE 4
                                  REPRESENTATIONS AND WARRANTIES OF BUYER

                  Buyer represents and warrants to Seller as follows:

                  Organization. Buyer is a corporation duly formed and validly existing under the laws of the State of Delaware. Successor is a limited partnership formed under the laws of New York.

                  Authorization. Buyer has the full power and authority to enter into and perform this Agreement and to perform its obligations hereunder. The execution and delivery of this Agreement and all documents and instruments acquired hereby and the consummation of the transactions contemplated hereby by Buyer or Successor have been duly authorized by all necessary action of Buyer or Successor and no other corporate proceedings on the part of Buyer are necessary to authorize the execution, delivery and performance of this Agreement on the part of Buyer or by Buyer or Successor to consummate the transactions contemplated hereby. This Agreement and the other documents and instruments to be delivered by Buyer hereunder have been, or will be duly and validly executed and delivered by Buyer and constitute, or upon the execution and delivery thereof will constitute, the valid and binding obligations of Buyer, enforceable against it in accordance with their respective terms.

                  No Consents.  Other than as  contemplated  in Sections 7.2 and
7.4 and Schedule 4.3 hereof, no notice to, filing with, or authorization, consent or approval of any Governmental Authority or other person or entity is required of Buyer in connection with the execution, delivery and performance by Buyer of this Agreement or the other documents and instruments to be delivered by Buyer or Successor pursuant to this Agreement or the consummation by Buyer or Successor of the transactions contemplated herein or therein or the conduct by Successor of the Specialist Business following the Closing.

                  Non-Contravention. The execution, delivery and performance of this Agreement by Buyer and the consummation of the transactions contemplated hereby by Buyer or Successor do not and will not contravene, result in a violation, loss of rights or default under, constitute an event creating rights of acceleration, termination, repayment or cancellation under, entitle a party to receive any payment or benefit pursuant to, or result in the creation of any Encumbrance upon any of the stock or assets of Buyer under (i) the articles or certificate of incorporation or bylaws or other charter or organizational documents of Buyer or Successor or (ii) violate any applicable law, regulation or administrative order, contract, judgment, decree, order or ruling to which Buyer is a party or by which either of them or their respective assets or properties is bound or affected (subject to receipt of the relevant approvals and other matters addressed in Sections 7.2 and 7.4 and Schedule 4.3 hereof).

                  4.5 Litigation. There are no lawsuits, actions, proceedings, inquiries, claims, orders or investigations by or before any Governmental Authority pending or, to Buyer's knowledge, threatened against Buyer or Successor and there are no facts or circumstances known to Buyer that are likely to result in a claim for damages or equitable relief which, if decided adversely, are likely to, individually or in the aggregate, impair in any material respect the ability of Buyer to perform its obligations under this Agreement or the ability of Successor to conduct the Specialist Business following the Closing. Neither Buyer nor Successor is subject to or in default with respect to any judgement, order, writ, regulation, injunction or decree of any Governmental Authority which could impair materially the ability of the Buyer to perform its obligations under this Agreement or the ability of Successor to conduct the Specialist Business following the Closing.

                  4.6 Disclosure. There are no facts or circumstances concerning Buyer or Successor known to Buyer that Buyer has not disclosed to Seller and that could reasonably be expected to impair materially the ability of Buyer to perform its obligations under this Agreement or the ability of Successor to conduct the Specialist Business following the Closing.


                                                 ARTICLE 5
                                    COVENANTS AND AGREEMENTS OF SELLER

                  5.1 Affirmative Covenants. Prior to the Closing, except as otherwise specifically contemplated by this Agreement, Seller shall, or shall cause the Company to:

                  (a) conduct its business only in the ordinary course of business consistent with past practices (subject, however, to compliance with any applicable requirements imposed by the NYSE, Securities and Exchange Commission or other applicable law);

                  (b) maintain the books, accounts and records of the Company consistent with past practices;

                  (c) maintain all of the Company's existing material licenses and regulatory approvals and the minimum net capital necessary to conduct the Specialist Business as currently conducted by the Company and comply in all material respects with all regulatory requirements applicable to the business of the Company, except for any failure to comply that would not have a material adverse effect on Successor's ability to conduct the Specialist Business following the Closing;

                  (d) provide to Buyer, promptly after the filing thereof, a copy of the Financial Report filed by the Company with the NYSE for the fiscal quarter ended March 31, 1997;

                  (e) use reasonable commercial efforts to maintain intact its business organization and the good will of persons having business relationships with the Company; and

                  (f) upon reasonable notice, afford Buyer and its officers, employees, counsel, accountants and other authorized representatives during normal business hours, reasonable access to such of the Company's properties, books, contracts, and records, and a reasonable opportunity to discuss the Company's business affairs, condition (financial and otherwise), assets and liabilities with such third persons, including, without limitation, its directors, officers, employees, accountants, and counsel, as is reasonably necessary or appropriate in connection with the consummation of the transactions contemplated by this Agreement (including as necessary or appropriate in connection with the Buyer's investigation and review of the Company's NYSE files and any investigation undertaken by Buyer to verify that the representations and warranties of Seller remain true and correct as of the Closing Date); and to make copies of such information to the extent reasonably necessary. Buyer agrees that it will not use any information obtained pursuant to this Section 5.1(f) for purposes of trading in securities.

                  In addition, if in connection with any filing required by federal securities law Buyer or an affiliate of Buyer is required to present separate or combined financial statements for the business operations of the Company which Buyer is purchasing, Seller will furnish or cause the Company to furnish to Buyer such financial information as Buyer may reasonably request to enable Buyer to prepare at Buyer's sole cost and expense financial statements of the operations of the Company which Buyer is acquiring for the Company's fiscal year end next preceding the Closing and will reasonably cooperate with Buyer, at Buyer's sole cost and expense, to obtain an audit of such financial statements.

                  5.2 Negative Covenants. Prior to the Closing, without the prior written consent of Buyer, except as otherwise specifically contemplated by this Agreement, Seller shall not permit the Company to:

                  (a) enter into any contract, agreement or commitment which, if entered into prior to the date of this Agreement, would render untrue any of the representations and warranties contained in Article 3;

                  (b) take any action which could reasonably be anticipated to have a material adverse effect on the business, financial condition, results of operations or properties of the Company;

                  (c) enter into any contract, agreement or commitment, other than in the ordinary course of business consistent with the Company's past practices, or amend, modify or terminate (except upon expiration in accordance with the terms thereof or as required by the NYSE) any material contract or agreement to which the Company is a party;

                  (d) terminate the employment of any of John W. Nick, David A. Green, Richard K. Green or James Fraschilla except for good cause or upon a voluntary departure; or

                  (e) effect any dissolution, winding up, liquidation or termination of the Company.

                  5.3 Exclusive Agreement. Seller agrees that prior to the Closing it will not, directly or indirectly, solicit, initiate, enter into or conduct any discussions with any other individual, corporation, partnership or other entity (each, a "Person") in connection with any proposal for such Person to become the NYSE specialist unit for the Securities, nor will it otherwise conduct any discussions with the intent of entering into or consummating transactions similar to those contemplated by this Agreement.


                                                 ARTICLE 6
                                     COVENANTS AND AGREEMENTS OF BUYER

                  6.1 Affirmative Covenants. (a) During the period from the date hereof to the Closing Date, Buyer shall and shall cause Successor to maintain all existing licenses and regulatory approvals and the minimum net capital necessary to permit Buyer to acquire the Stock and to permit Successor to conduct the Specialist Business following the Closing as contemplated by this Agreement.

                  (b) Not later than 10 days after the Closing Date, Buyer will cause the Company to file with the appropriate Governmental Authorities in the state of Delaware (and not later than 30 days after the name change becomes effective therein will cause the Company to file with the appropriate
Governmental Authority in each other jurisdiction in which the Company is qualified or licensed to transact business) all documents necessary to reflect a change of its name to a name that does not include "Dresdner" or any variation thereof. Not later than 10 days after the Closing, Buyer, the Company, the Successor and their affiliates shall cease all use of the name "Dresdner", the Dresdner logo or any variation thereof, including but not limited to any letterhead, catalogues, brochures, advertising, promotional or other materials. Buyer will cause the Company and Successor to promptly provide to Seller copies of any documents on which such name or logo appear.

                  6.2 Negative Covenants. During the period from and including the date hereof to the Closing, without the prior written consent of Seller, Buyer shall not and shall not permit Successor to:

                  (a) create, incur, assume or suffer to exist any Encumbrance on any of their respective assets that could materially impair Buyer's ability to perform its obligations under this Agreement or the ability of Successor to conduct the Specialist Business following the Closing; or

                  (b) enter into any merger, consolidation or other form of combination with any Person, dispose of its assets substantially as an entirety or engage in any transaction which is reasonably likely to materially impair Buyer's ability to perform its obligations under this Agreement or the ability of Successor to conduct the Specialist Business following the Closing.


                  6.3 Transfer Taxes and Other Fees. Buyer will pay any transfer, sales, purchase, use or similar Tax under the laws of the United States or the State of New York, and any city or political subdivision thereof arising out of the transactions contemplated by this Agreement, any filing or recording fees payable in connection with the instruments of transfer provided for herein and any fees or expenses required in connection with obtaining the approvals contemplated by Sections 7.2 and 7.4 hereof. Buyer shall prepare and file the required Tax Returns and other required documents with respect to Taxes and fees required to be paid pursuant to the preceding sentence and shall promptly provide Seller with copies of such Tax Returns and other documents with evidence of the payment of such Taxes and fees. Seller will pay any transfer, sales, purchase, use or similar Tax under the laws of any nation or state other than the United States or the State of New York (or any political subdivision thereof) arising out of the transactions contemplated by this Agreement. Seller will pay any income, gross receipts or profits Taxes attributable to any of Seller's income, gain, gross receipts, accretion of wealth or receipt of consideration arising out of the transactions contemplated by this Agreement. Notwithstanding any provision of this Section 6.3, to the extent that any Taxes are generated or triggered by any transaction described in clause (i) of Section 7.5, Seller shall pay any such Taxes.


                                                 ARTICLE 7
                                      JOINT COVENANTS AND AGREEMENTS

                  7.1 Access to Records After Closing. After the Closing Date, Seller, on the one hand, and Buyer, on the other, agree that it will give, or cause to be given, to the other party and its representatives, on reasonable prior notice by the requesting party, during normal business hours and at the requesting party's expense, such reasonable access to the properties, contracts, books, records, files and documents (but excluding attorney work product or other privileged communications) of Seller, the Company, Buyer or Successor, as the case may be, as is reasonably necessary to allow the requesting party to obtain information which is in the other party's possession and relates to any right, obligation or liability of the requesting party. Each of Seller and Buyer agrees that it will not use any information obtained pursuant to this Section
7.1 for purposes of trading in securities.

                  7.2 Required Consents. All the parties hereto acknowledge that consummation of the transactions contemplated by this Agreement will require (i) approval from the NYSE and (ii) review by the Federal Trade Commission ("FTC") and the Department of Justice ("DOJ") pursuant to the Hart-Scott Rodino Antitrust Improvement Act of 1976 (the "HSR Act") with respect to antitrust matters and expiration or early termination of the applicable waiting period under the HSR Act. Accordingly, each of Seller and Buyer will use its respective reasonable commercial efforts to obtain all consents from Governmental
Authorities including, without limitation, the NYSE, to obtain expiration or early termination of the applicable waiting period under the HSR Act and to obtain all consents or approvals from any third parties (collectively, "Required Consents") necessary to the consummation of the transactions contemplated by this Agreement. Buyer further will use its reasonable commercial efforts to obtain from Governmental Authorities any licenses or permits, necessary for Buyer to acquire the Stock and for Successor to conduct the Specialist Business after the Closing Date (collectively, "Required Licenses").

                  7.3 Transferred Employees. (a) Buyer agrees that it shall, no later than 30 days prior to the Closing Date, cause Successor to offer employment as of the Closing Date to those officers and employees of the Company listed in Annex B. Such offers of employment shall be on the terms set forth in Annex B; it being understood that in connection with such offer of employment each Member (as defined in Section 7.4 below) shall be required to enter into an Agreement and General Release substantially in the form of Annex C hereto, with such modifications as appropriate for each Member's circumstances (each, an "Agreement and General Release"), and that, at Buyer's discretion, such offer of employment to any of the other employees listed on Annex B may be conditioned upon the receipt from such employee of (i) an agreement waiving all of such employee's rights under and terminating such employee's letter of employment with the Company and (ii) a release of all claims against Seller, the Company and their affiliates arising out of or relating to such employee's employment with the Company (collectively, a "General Release"). It is expressly agreed by Buyer and Seller that the parties' respective obligations hereunder are not conditioned upon the willingness of any person listed in Annex B to accept or continue employment with the Successor thereto and that the refusal of any person to accept such employment shall not be grounds for termination of this Agreement. Buyer further agrees that (i) Seller shall have no liability to Buyer whatsoever for any refusal of any person listed in Annex B to accept or continue employment with the Successor and (ii) Buyer shall be liable for and indemnify Seller, up to the amounts listed for each such employee set forth on Schedule 7.3(a), for any compensation or severance costs or other liabilities or obligations that are paid by Seller to any person listed in Annex B as a result of the termination of such person's employment by Seller on or prior to the Closing Date or by the Successor on or following the Closing Date or such person's refusal to accept employment with the Successor. Employees listed on Annex B who accept offers of employment with Successor, shall be referred to herein as the "Transferred Employees". Seller agrees and acknowledges that it will cause the Company to terminate prior to or as of the Closing Date, the employment of all employees of the Company (x) who are not listed in Annex B and
(y) who are listed in Annex B who do not become Transferred Employees. Seller shall be liable for and indemnify Buyer and the Company for any compensation or severance costs or other liabilities or obligations that become payable by Seller or the Company to any employee of the Company not listed in Annex B as a result of the termination of such person's employment with the Company.

                  (b)  Effective  as  of  the  Closing  Date,  all   Transferred
Employees and their dependents shall (i) cease to be covered by Seller's employee welfare benefit plans except to the extent provided by the terms of such welfare plans and (ii) be treated as terminated participants under the Retirement Plan for Employees of Dresdner Securities USA, Inc. Buyer shall cause the Transferred Employees and their dependents to be covered by Successor's employee welfare benefit plans as of the Closing Date, which plans shall include a "group health plan" within the meaning of Section 5000(b) of the Code, and Buyer shall, or shall cause Successor to, use its best efforts to cause such plans to waive any pre-existing condition limitations with respect to the Transferred Employees. To the extent permitted by law, including the qualification requirements of the Code, Transferred Employees shall be given credit for all service with Seller and the Company under all employee benefit plans, programs and policies of Successor in which they become participants for purposes of satisfying any waiting period, eligibility or vesting requirements but not for purposes of calculating benefit accruals; provided, however, that Successor shall not be obligated to give Transferred Employees credit for service with Seller and the Company under any employee benefit plan, program or policy of Successor that is adopted after the Closing Date and under which no employee of Successor is given credit for service prior to the date of the adoption of such plan, program or policy. Effective as of the Closing Date, Successor shall cover the Transferred Employees who, as of the Closing Date, were participants in the Dresdner North America 401(k) Plan (the "Seller Savings Plan") under the defined contribution plan sponsored by Successor (the "Successor Savings Plan"). Seller shall cause to be transferred from the Seller Savings Plan to the Successor Savings Plan the liability for the account balances of the Transferred Employees, together with assets the fair market value of which on the transfer date is equal to such liability, determined as of the regular valuation date under the Seller Savings Plan that is coincident with or immediately preceding the transfer date. Buyer shall cause the Successor Savings Plan to accept such transfer. Such transfer shall be subject to the requirements of Section 414(l) of the Code and Section 208 of ERISA. Pending the completion of the transfer of assets described in this paragraph, Seller and Successor shall make arrangements for any required payments to the Transferred Employees from the Seller Savings Plan, and the amount of assets to be transferred shall be reduced by the amount of any such payments made after the Closing Date and prior to the date of transfer. The transfer of assets shall take place as soon as practicable, but no later than ninety (90) days, following the Closing Date; provided, however, that in no event shall such transfer take place until the last to occur of the following: (i) Buyer has furnished to Seller a favorable determination letter from the Internal Revenue Service with respect to the qualification of the Successor Savings Plan under Section 401(a) of the Code and (ii) Seller has furnished to Buyer a favorable determination letter from the Internal Revenue Service with respect to the qualification of the Seller Savings Plan or a favorable determination letter relating to the prototype plan adopted by Seller.

                  Seller shall provide to Successor, as soon as practicable following the Closing Date, a list of the Transferred Employees who were participants in or otherwise entitled to benefits under the Seller Savings Plan as of the Closing Date, which list shall indicate each Transferred Employee's period of service for eligibility and vesting purposes under the Seller Savings Plan and each Transferred Employee's account balance thereunder, and Successor and Seller shall provide one another with such additional information as may reasonably be requested by either of them in order for Successor to establish and administer the transferred account balances of the Transferred Employees and for Seller to effect the transfer of such account balances.

                  Effective as of the Closing Date, Seller shall cause the account balances of each of the Transferred Employees under the Seller Savings Plan to be fully vested.


                  7.4 NYSE Memberships. The parties hereto acknowledge that, on the date hereof, the following four persons are NYSE members: David A. Green, Richard K. Green, John W. Nick, and James D. Fraschilla (collectively, the "Members"). The parties further acknowledge that, as of the date hereof, each Member is a party to an A-B-C and Use and Proceeds Agreement, except in the case of James D. Fraschilla, who leases a Membership from a lessor who is a party to such an agreement, (collectively, the "Member Agreements") with the Company pursuant to which each of the Members' (or his lessor in the case of James D. Fraschilla) have contributed their Memberships, or rights thereto, to the Company. Each of Seller and Buyer agrees to enter into, or in the case of Buyer to cause Successor to enter into, any necessary contracts or agreements and to use its reasonable commercial efforts to obtain any consent or approval of the NYSE required in connection with the transfer of the four Memberships to Successor (or its nominee). Buyer further agrees to pay any transfer or related fees, required in connection with the aforesaid transfer of the four Memberships subject to the Member Agreements, subject to Section 1.7 hereof.

                  Pre-Closing Transfers and Payments. On or prior to the Closing Date, Seller will cause the Company to (i) assign and transfer to Seller or an affiliate of Seller all of the furniture and fixtures owned or leased by the Company and each of the NYSE memberships used by the Company other than the four Memberships subject to the Member Agreements, in each case for such consideration (including nominal consideration) as Seller shall, in its sole discretion, deem appropriate and (ii) use its reasonable commercial efforts to pay or prepay all accounts payable and accrued expenses payable by the Company to Seller, any affiliate of Seller or any third party. Buyer further agrees and acknowledges that prior to the Closing Date Seller may, in its sole discretion, cause the Company to accelerate the collection or liquidation of its receivables from broker-dealers, floor brokerage receivables, owned Securities and clearing deposits and may cause the Company to dividend to Seller or apply to the payment of the Company's liabilities all or any portion of the cash proceeds thereof or other cash held by the Company.

                  7.6 Press Releases. All press releases or other public communications of Seller or any of its employees of any sort relating to this Agreement or the transactions contemplated herein, and the method and timing of release for publication thereof, will be subject to the prior approval of Buyer, unless counsel for Seller advises Seller it is required by law to make the disclosure. All press releases or other public communications of Buyer or Successor or of any of their respective employees, of any sort relating to this Agreement or the transactions contemplated herein, and the method and timing of release for publication thereof, will be subject to the prior approval of Seller, unless counsel for Buyer advises Buyer it is required by law to make the disclosure.

                  Proprietary Information. In connection with this Agreement and the transactions contemplated hereby, the parties have exchanged and will exchange with one another information and financial data they consider to be confidential. In that regard, Buyer agrees to keep confidential any information concerning the business and properties of Seller and the Company disclosed to them (including information disclosed pursuant to Section 7.1) except (i) to the extent otherwise required by law, subpoena or judicial process, and (ii) to the extent such information is or becomes publicly available through no fault of Buyer. Buyer shall not be required to keep confidential information regarding the Company after the Closing Date. Seller agrees to keep confidential any proprietary or confidential information of Buyer and the Company disclosed to or known by it (including information disclosed pursuant to Section 7.1) except (i) to the extent otherwise required by law, subpoena or judicial process or as may be required by bank regulatory authorities, and (ii) to the extent such information is or becomes publicly available through no fault of Seller. The respective obligations of Seller and Buyer under this Section 7.7 will survive by three years the Closing or any earlier termination of this Agreement.

                  7.8 Reasonable Commercial Efforts; Further Assurances. Subject to the terms and conditions herein provided, and in addition to its obligations under Section 7.2 hereof, each of the parties hereto agrees to use its reasonable commercial efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement.

                  7.9  Tax Matters.

                  (a) Seller is and shall be responsible for all Taxes payable and entitled to all refunds for all taxable periods of the Company or any return group of which the Company is or was a member ending on or prior to the Closing Date. All refunds or credits attributable to a carryback of losses or otherwise for a taxable period of the Company or any return group of which the Company is or was a member ending on or prior to the Closing Date shall belong to Seller and shall be remitted by the Company or caused by Buyer to be remitted to Seller. Subject to Section 7.9(f) hereof, Buyer shall be responsible for all Taxes payable and entitled to all refunds for all taxable periods ending after the Closing Date. Buyer agrees to provide, and to cause the Company to provide, Seller with such cooperation as Seller may reasonably request in order to permit a carryback of net operating losses, capital losses or other items of deduction or loss arising in any taxable period of the Company from any taxable period ending on or prior to the Closing Date to any prior taxable period (a "Carryback"). Such cooperation shall, without limitation, include (i) providing access to such books, records and personnel of the Buyer or Company as Seller may determine necessary to effectuate a Carryback, (ii) the making of any federal, state or local tax election required in order to permit a Carryback and
(iii) the filing of any return required in order to permit a Carryback. Buyer shall not make, and shall not permit the Company to make, any elections or filings that would have the effect of decreasing the size of a net operating loss or Carryback generated in a period ending on or prior to the Closing Date.

                  (b) Seller shall provide Buyer with a draft of the Company's federal, state and local income tax returns for the taxable period ending December 31, 1996 and any other taxable periods thereafter ending on or prior to the Closing Date, to the extent not already filed, and Buyer shall cause the Company to file such returns in the form provided within 30 days of receiving them. Buyer may not file such returns other than in the form provided or amend such returns without the prior written consent of Seller, which consent may not be unreasonably withheld. Buyer agrees to make, and to cause the Company to make, an election in accordance with Section 172 of the Internal Revenue Code of 1986, as amended, to forego the carryback of any net operating loss of the Company generated in any tax period ending after the Closing Date to a tax period ending prior or on the Closing Date. Buyer shall notify Seller promptly of any examinations, audits, litigation or other proceedings respecting the Company with respect to any taxable period ending on or prior to the Closing Date and Seller shall have the right to control the conduct of any such examination, audit, litigation or other proceeding. Buyer shall provide, or shall cause the Company to provide, Seller with such assistance and cooperation, including the execution of powers of attorney, as Seller may reasonably request in order to enable Seller to exercise such control.

                  (c) On or prior to the Closing Date, Seller will provide to Buyer a certification, in a form and manner satisfying the requirements of U.S. Treasury regulation section 1.1445-2(c)(3)(i), that the Company has not been a United States real property holding corporation within the meaning of section 897(c)(2) of the Code during the applicable period specified in section 897(c)(1)(A)(ii) of the Code.

                  (d) Except to the extent described in section 7.9(b) with respect to taxable periods ending on or prior to the Closing Date, Buyer shall timely prepare and file with the appropriate authorities all Tax Returns required to be filed after the Closing Date with respect to the Company for all taxable periods ending after the Closing Date and will pay all Taxes due with respect to such Tax Returns.

                  (e) Buyer shall have the sole right to represent the Company in any Tax audit or administrative or court proceeding for all taxable periods ending after the Closing Date, and to employ counsel of choice at its own expense.

                  (f) Seller shall pay to the Buyer within 20 business days after the date on which Taxes are paid with respect to taxable periods which end after the Closing Date and begin before the Closing Date an amount equal to the portion of such Taxes that relates to the portion of the period ending on the Closing Date to the extent such Taxes are not fully provided for in the Closing Date Balance Sheet and are not covered by estimated Tax payments made on or prior to the Closing Date. For purposes of this section 7.9, whenever it is necessary to determine the liability for Taxes for a portion of a taxable year or period that begins before and ends after the Closing Date, the determination of the Taxes for the portion of the year or period ending on, and the portion of the year or period beginning after, the Closing Date shall be determined by assuming that the taxable year or period ended at the close of the Closing Date, except that exemptions, allowances or deductions that are calculated on an annual basis, such as the deduction for depreciation, shall be prorated on a time basis. In the event of any refund (including interest) attributable to a taxable period beginning before and ending after the Closing Date, Buyer, within 20 business days of the receipt or crediting of such refund and any applicable interest received on such refund, shall, or shall cause the Company to, pay Seller the portion of such refund, and any applicable interest received, attributable to the portion of the period ending on the Closing Date, as determined in accordance with the principles of this Section 7.9(f).

                  (g) Notwithstanding section 7.9(b), the Seller shall not be entitled to settle, either administratively or after the commencement of litigation, any claim for Taxes which would adversely affect the liability for Taxes of the Buyer or the Company for any period after the Closing Date to any extent (including, but not limited to, the imposition of income tax deficiencies, the reduction of asset basis or cost adjustments, the lengthening of any amortization or depreciation periods, the denial of amortization or depreciation deductions) without the prior consent of Buyer, which consent shall not be unreasonably withheld.

                  (h) Assistance and Cooperation. After the Closing Date, Sellers and Buyer shall:

                           (i) assist the other party in preparing any Tax Returns or reports which such other party is responsible for preparing and filing in accordance with this Section 7.9;

                           (ii) use their best  efforts to  properly  retain and
                  maintain (until such time as Buyer and Seller agree that such retention and maintenance is no longer necessary) and shall make available to the other party (at such party's expense) and to any taxing authority as reasonably requested all information, records, and documents relating to Taxes with respect to the Company and necessary in connection with the preparation of Tax Returns and the resolution of disputes and audits relating to Taxes with respect to all taxable periods;

                           (iii) cooperate fully in preparing for any audits of,
                  or disputes with taxing authorities regarding, any Tax Returns of the Company for taxable periods or portions thereof ending on or before the Closing Date;

                           (iv) provide timely notice to the other in writing of
                  any pending or threatened tax audits with respect to the Company for taxable periods for which the other may have a liability under this Section 7; and

                           (v) furnish the other with copies of all correspondence received from any taxing authority in connection with any tax audit or information request with respect to any such taxable period.

                  7.10 Notifications. Buyer agrees to promptly notify Seller and Seller agrees to promptly notify Buyer of:

                  (a) any fact, condition, event or occurrence known to Seller that will or reasonably may be expected to result in the failure of any of the conditions contained in Sections 8.1, 8.2 or 8.3 to be satisfied;

                  (b) any notice or other communication from any person alleging that the consent of such Person is or may be required in connection with the transactions contemplated by this Agreement;

                  (c) any filing or registration with or any notice or other communication from, any Governmental Authority in connection with the transactions contemplated by this Agreement; and

                  (d) any actions, suits, claims, investigations or proceedings commenced or, to the knowledge of Seller or Buyer, as the case may be, threatened against, relating to or involving or otherwise affecting Seller or the Company or Buyer or Successor, as the case may be, which, if pending on the date of this Agreement, would have been required to have been disclosed pursuant to Section 3 or Section 4, as the case may be, or which relate to the transactions contemplated by this Agreement.



                                                 ARTICLE 8
                                           CONDITIONS TO CLOSING

                  8.1 Mutual Conditions. The respective obligations of each party to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment at or prior to Closing of the following conditions:

                  (a) All Required Consents and Required Licenses shall have been obtained;

                  (b) No Governmental Authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, judgment, decree, injunction or other order which prohibits consummation of the transactions contemplated by this Agreement. No litigation or threatened litigation challenging this Agreement or the transactions contemplated thereby shall exist; and

                  (c) At least eight days prior to the Closing, Seller, the Company and Successor shall enter into an Agreement and General Release with each of the Members. None of the Members shall have effectively rescinded his Agreement and General Release and each such Agreement and General Release shall be in full force and effect. Each Member shall have performed in all material respects all of his obligations under the Agreement and General Release.

                  8.2 Buyer's Conditions. The obligation of Buyer to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment prior to or at Closing of each of the following conditions:

                  (a) All representations and warranties made by Seller in this Agreement shall be true, correct and complete in all material respects on the date hereof and as of the Closing Date as though such representations and warranties were made as of the Closing Date, and Seller shall have duly performed or complied in all material respects with all of the covenants, obligations and conditions to be performed or complied with by it under the terms of this Agreement at or prior to Closing.

                  (b) There shall have been no material adverse change in the business, financial condition, results of operations or properties of the Company subsequent to the date hereof. The loss by the Company of its registration as the specialist for any Security shall not be deemed a material adverse change unless such Security, considered singly or in the aggregate with any other Securities as to which the Company shall have lost registration subsequent to the date of this Agreement, shall have accounted for more than 10% of the Company's total billed agency share trading volume in Securities during the twelve months ended at the month end immediately prior to the date such registration was lost.

                  (c) Seller shall have delivered to Buyer the following documents:

                           (i) such instruments of sale, transfer, assignment, conveyance and delivery, in form and substance reasonably satisfactory to counsel for Buyer, as are required to transfer to Buyer good and marketable title to the Stock, free and clear of all Encumbrances, together with the certificates representing the Stock;

                          (ii) a certificate of an officer of Seller, dated the Closing Date, to the effect that (l) he is familiar with this Agreement and (2) to the best of his knowledge after reasonable investigation, the conditions specified in Section 8.2(a) have been satisfied;

                         (iii)  a  certificate  of the  Secretary  or  Assistant
         Secretary of Seller, dated the Closing Date, as to the incumbency of any officer of Seller executing this Agreement or any document related thereto;

                          (iv) certified copies of (1) the certificate of incorporation and by-laws or other charter documents of Seller and of the Company and all amendments thereto and (2) documents evidencing Seller's authority with respect to the execution, delivery and consummation of this Agreement and the transactions contemplated hereby;

                           (v) certificates of good standing for the Company from the Secretary of State of Delaware dated not more than seven days prior to the Closing;

                          (vi) such other documents or instruments as Buyer reasonably requests to effect the transactions contemplated hereby;

                         (vii) an opinion of counsel for Seller and the Company substantially in the form of Annex D hereto; and

                  (viii) all books and records of the Company, including the original minute book, stock transfer records and cancelled stock certificates.

         (d) ABC Agreements shall have been executed and delivered between the Successor and each of John W. Nick, Jr., David A. Green, Richard K. Green and James P. Fraschilla with respect to the four Memberships subject as of the date of this Agreement to ABC agreements between the Company and each of John W. Nick, Jr., David A. Green, Richard K. Green and Martin J. Bentsen (the "Existing ABC Agreements"). The Existing ABC Agreements shall have been terminated without the exercise of Option A. The lease of a NYSE membership between Martin J. Bentsen and James P. Fraschilla shall have been terminated.

         (e) Each director and officer of the Company shall have resigned effective on the Closing Date.

                  8.3 Seller's Conditions. The obligation of Seller to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment at or prior to the Closing of each of the following conditions:

                  (a) All representations and warranties made by Buyer in this Agreement shall be true, correct and complete in all material respects on the date hereof and as of the Closing Date as though such representations and warranties were made as of the Closing Date, and Buyer shall have duly performed or complied in all material respects with all of the covenants, obligations and conditions to be performed or complied with by it under the terms of this Agreement at or prior to Closing.

                  (b) Buyer shall have delivered to Seller the following documents:

                           (i) a certificate of an officer of Buyer, dated the Closing Date, to the effect that (1) he is familiar with this Agreement, and (2) to the best of his knowledge after reasonable investigation, the conditions specified in Section 8.3(a) have been satisfied;

                          (ii) a certificate of the Secretary or Assistant Secretary of Buyer, dated the Closing Date, as to the incumbency of any officer of Buyer executing this Agreement or any document related thereto;

                         (iii) certified copies of (1) the certificate of incorporation and by-laws or other charter documents of Buyer and all amendments thereto and (2) the resolutions of Buyer's Board of Directors authorizing the execution, delivery and consummation of this Agreement and the transactions contemplated hereby;

                          (iv) a certificate of good standing for Buyer from the Secretary of State of Delaware dated not more than seven days prior to the Closing;

                           (v) such other documents or instruments as Seller reasonably requests to effect the transactions contemplated hereby; and
                          (vi)      an opinion of counsel for Buyer
         substantially in the form of Annex D attached hereto.

                  (c) The Company and such other applicable persons shall have delivered to Seller such documents and instruments of assignment as Seller may reasonably require to evidence the transfer of the NYSE seats to Seller (or its nominee) as contemplated by Section 7.5 hereof.

                  (d) Buyer shall have paid to Seller the Base Purchase Price, as set forth in Section 1.3.


                                                 ARTICLE 9
                                                TERMINATION

                  9.1 Termination. This Agreement may be terminated at any time prior to Closing as
                       -----------
follows:

                  (a)  by mutual consent of Seller and Buyer;

                  (b) by Seller if Buyer shall breach, or by Buyer if Seller shall breach, in any material respect any of its representations, warranties or obligations contained in this Agreement; provided that such breach is not cured in all material respects within a 10-day period commencing on the date written notice of such breach is received by the breaching party;

                  (c) by Seller, on the one hand, or by Buyer, on the other, if all Required Consents and Required Licenses have not been obtained by June 15, 1997;

                  (d) by  Seller,  if any  condition  to  Closing  set  forth in
Section 8.3 shall have become impossible of fulfillment, or by Buyer, if any condition to Closing set forth in Section 8.2 shall have become impossible of fulfillment; or

                  (e) by Seller, on the one hand, or by Buyer, on the other, if the Closing shall not have occurred on or before June 15, 1997 (or such later date as may be agreed upon in writing by Buyer and Seller).

                  9.2 Effect of Termination. If this Agreement is terminated pursuant to Section 9.1, all rights and obligations of Seller and Buyer hereunder shall terminate and no party shall have any liability to the other party, except for obligations of the parties in Article 10, and except that nothing herein will relieve any party from liability for any breach of any representation or warranty herein contained prior to such termination.

                  9.3 Right to Proceed. Anything in this Agreement to the contrary notwithstanding, if any of the conditions specified in Section 8.2 have not been satisfied at or prior to the Closing, Buyer shall have the right to proceed with the transaction contemplated hereby without waiving any of its rights hereunder, and if any of the conditions specified in Section 8.3 have not been satisfied at or prior to the Closing, Seller shall have the right to proceed with the transactions contemplated hereby without waiving any of its rights hereunder.


                                                ARTICLE 10
                                               MISCELLANEOUS

                  10.1 Notices. All notices or other communications required or permitted hereunder shall be in writing and shall be delivered personally, telecopied or sent by certified, registered or express air mail, postage prepaid, and shall be deemed given when so delivered personally or telecopied, or if mailed, five days after the date of mailing, as follows (or to such other address as any party hereto shall have duly notified the other parties):

                  If to Buyer:      The Sherwood Group, Inc.
                                            Ten Exchange Place Center
                                            Jersey City, New Jersey 07302
                               Tel:         201-946-4414
                               Fax: 201-946-4510
                              Attn: William Karsh


                  If to Seller:     Dresdner Bank AG
                                            c/o Dresdner Kleinwort Benson North
                                            America LLC
                                            75 Wall Street
                                            New York, NY  10005-2889
                                            Tel:     (212) 429-2624
                                            Fax:  (212) 429-2123
                                            Attn:     Markus Bischofberger

                  A copy of any notice delivered to Buyer shall be sent to Crummy, Del Deo, Dolan, Griffinger & Vecchione, P.C., One Riverfront Plaza, Newark, N.J., 07102. Attention: Frank Lawatsch, Jr., Telecopier No.
(201) 639-6249, and a copy of any notice delivered to Seller shall be sent to Sullivan & Cromwell, 125 Broad Street, New York, New York 10004, Attention:
David Huggin, Telecopier No. (212) 558-3588 (or to such other addressee as any party hereto shall have duly notified the other parties).

                  10.2 Survival. The representations and warranties provided for in Article III of this Agreement shall survive for two years following the Closing for the benefit of the parties hereto and their successors and assigns; provided, however, that the representations and warranties in Sections 3.13 and
3.14 hereof shall survive indefinitely.

         10.3 Indemnification. (a) Seller hereby agrees to indemnify and hold harmless Buyer and its affiliates from and against any and all losses, liabilities, claims, expenses (including reasonable attorney's fees and expenses) and damages ("Losses") to the extent such Losses arise from or out of or are related to (i) any breach of any of the representations, warranties of, or (ii) any breach of any of the covenants or agreements of, the Company or Seller contained in this Agreement or any schedule hereto which survive the Closing.

                  (b) Buyer agrees to indemnify and hold harmless Seller from and against all Losses to the extent that such Losses and to the extent such Losses arise from or out of or are related to (i) any breach of the representations and warranties of Buyer contained in this Agreement or (ii) any breach of any of the covenants and agreements of Buyer contained in this Agreement which survive the Closing.

                  (c) In order for a party (the "Indemnified Party") to be entitled to any indemnification provided for under this Agreement in respect of, arising out of or involving a claim or demand made by, or an action, proceeding or investigation instituted by, any person not a party to this Agreement (a "Third Party Claim"), such Indemnified Party must notify the other party (the "Indemnifying Party") in writing, and in reasonable detail, of the Third Party Claim within ten days after such Indemnified Party learns of the Third Party Claim; provided, however, that failure to give such notification shall not affect the indemnification provided hereunder except to the extent the Indemnifying Party shall have been actually prejudiced as a result of such failure (except that the Indemnifying Party shall not be liable for any expenses incurred during the period in which the Indemnified Party failed to give such notice). Thereafter, the Indemnified Party shall deliver to the Indemnifying Party, within five days after the Indemnified Party's receipt thereof, copies of all notices and documents (including court papers) received by the Indemnified Party relating to the Third Party Claim.

                  (d) If a Third  Party  Claim is made  against  an  Indemnified
Party, the Indemnifying Party will be entitled to participate in the defense thereof (unless (i) the Indemnifying Party is also a party to such Third Party Claim and the Indemnified Party determines in good faith that joint representation would be inappropriate or (ii) the Indemnifying Party fails to provide reasonable assurance to the Indemnified Party of its financial capacity to defend such Third Party Claim and provide indemnification with respect to such Third Party Claim) and, if it so chooses, to assume the defense thereof with counsel selected by the Indemnifying Party and reasonably satisfactory to the Indemnified Party. Should the Indemnifying Party so elect to assume the defense of a Third Party Claim, (i) it shall be conclusively established for purposes of this Agreement that the claims made in such Third Party Claim are within the scope of and subject to indemnification; and (ii) the Indemnifying Party will not as long as it legitimately conducts such defense be liable to the Indemnified Party in connection with the defense thereof. If the Indemnifying Party assumes such defense, the Indemnified Party shall have the right to participate in the defense thereof and to employ counsel, at its own expense, separate from the counsel employed by the Indemnifying Party. The Indemnifying Party shall be liable for the fees and expenses of counsel employed by the Indemnifying Party for any period during which the Indemnifying Party has not legitimately assumed the defense thereof (other than during any period in which the Indemnified Party shall have failed to give notice of the Third Party Claim as provided above). If the Indemnifying Party chooses to defend or prosecute any Third Party Claim, all of the parties hereto shall cooperate in the defense or prosecution thereof. Such cooperation shall include the retention and (upon the Indemnifying Party's request) the provision to the Indemnifying Party of records and information which are reasonably relevant to such Third Party Claim, and making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder. Whether or not the Indemnifying Party shall have assumed the defense of a Third Party Claim, the Indemnifying Party shall have no liability with respect to any compromise or settlement of such claims effected without its written consent (such consent not to be unreasonably withheld); the Indemnifying Party shall not admit any liability with respect to, or settle, compromise or discharge, such Third Party Claim without the Indemnified Party's prior written consent (which consent shall not be unreasonably withheld) unless (A) there is not finding or admission of any violation of law or any violation of the rights of any person and no effect on any other claims that may be made against the Indemnified Party, or (B) the sole relief provided is monetary damages that are paid in full by the Indemnifying Party.

                  (e) The amount of any Losses for which indemnification is provided under this Agreement shall be net of any amounts recovered or recoverable by the Indemnified Party under insurance policies with respect to such Losses.

                  (f) The parties agree that any indemnification payments made pursuant to this Agreement shall be treated for tax purposes as an adjustment to the Purchase Price.

                  10.4 Expenses. Regardless of whether the transactions provided for in this Agreement are consummated, except as otherwise provided herein, each party hereto shall pay its own expenses incident to this Agreement and the transactions contemplated herein.

                  Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York without reference to conflict of law principles thereof.

                  10.6 Assignment; Successors and Assigns. Except as otherwise provided herein, this Agreement may not be assigned by operation of law or otherwise. This Agreement shall be binding upon and inure to the benefit of the parties hereto, their successors and assigns.

                  10.7   Counterparts.   This   Agreement  may  be  executed  in
counterparts, each of which shall be deemed an original agreement, but all of which together shall constitute one and the same instrument.

                  Titles and Headings. The headings and table of contents in this Agreement are for reference purposes only, and shall not in any way affect the meaning or interpretation of this Agreement.

                  10.9 Entire Agreement. This Agreement (including the Annexes hereto) and the agreements referred to herein shall together constitute the entire agreement among the parties with respect to the matters covered hereby and shall supersede all previous written, oral or implied understandings among them with respect to such matters.

                  10.10 Amendment and Modification. This Agreement may only be amended or modified in writing signed by the party against which enforcement of such amendment or modification is sought.

                  Arbitration of Disputes; Submission to Jurisdiction. Any disputes between the parties arising under this Agreement shall be settled by arbitration in accordance with the rules of the NYSE, provided that each of Buyer and Seller shall have the right, exercisable in good faith, to veto any proposed member of a NYSE arbitration panel. If agreement on a NYSE arbitration panel cannot be reached, any disputes arising under this Agreement shall be arbitrated in accordance with the Code of Arbitration Procedure of the NASD. In the event that neither the NYSE nor the NASD has jurisdiction over any dispute (an "Ineligible Dispute") arising hereunder each of the parties hereby agrees
(i) to submit to the exclusive jurisdiction of the United States Federal District Court of the Southern District of New York solely with respect to any Ineligible Dispute, (ii) waives, and agrees not to assert by way of motion, as a defense, or otherwise, in any action based on an Ineligible Dispute, any claim that it is not subject personally to the jurisdiction of the above-named courts, that its property is exempt or immune from attachment or execution, that the action based on an Ineligible Dispute is brought in an inconvenient forum, that the venue of the action based on an Ineligible Dispute is improper, or that the subject matter of the Ineligible Dispute may not be enforced in or by such court and (iii) agrees that service of process upon such party in any such Action shall be effective if notice is given in accordance with Section 10.1 hereof.

                  10.12 Waiver. Any of the terms or conditions of this Agreement may be waived at any time by the party or parties entitled to the benefit thereof, but only by a written notice signed by the party or parties waiving such terms or conditions.

                  10.13 Severability. The invalidity of any portion hereof shall not affect the validity, force or effect of the remaining portions hereof. If it is ever held that any restriction hereunder is too broad to permit enforcement of such restriction to its fullest extent, each party agrees that an arbitrator may construe, and a court of competent jurisdiction may enforce, such restriction to the maximum extent permitted by law.

                                   [This page intentionally left blank]

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


                                                DRESDNER BANK AG



                                                By:
                                                Name:  George Fugelsang
                                                Title: Chief Executive Officer
                                                 North America
                                                 As Attorney-in-Fact



                                                By:
                                                Name:  Markus Bischofberger
                                                Title: Senior Vice President,
                                                         Dresdner Kleinwort
                                                         Benson North America
                                                         LLC
                                                As Attorney-in-Fact


                                                THE SHERWOOD GROUP, INC.



                                                By:
                                                Name:
                                                Title:

                                                                       Annex A

                                 SPECIALIST SECURITIES AS OF APRIL 11,1997

Ticker            Issuer

CDS                        Alliance Entertainment Corporation
ATR                        Aptargroup, Inc.
ASL                        Ashanti Goldfields Company Limited
BKUPRA                     Bank United of Texas Noncumulative Preferred
                           A

BKUPRB                     Bank United of Texas Noncumulative Preferred
                           B

BTZ                        Berlitz International, Inc.

BTV                        BET Holdings

CNIPP                      Canadian National Railway Company

CIC                        Carson Products, Inc.

ECP                        Central Newspapers

CXE                        Colonial High Income Municipal Trust

COP                        Consolidated Products, Inc.

CON                        Continental Home Holdings Corp.

DM                         Dames and Moore

DY                         Dycom Industries, Inc.

ELM                        Empresa La Moderna S.A. de C.V.

EWB                        E.W. Blanch Holdings, Inc.

FGP                        Ferellgas Partners, L.P.

FLH                        Fila Holdings, SPA

FBP                        First Federal Savings Bank of Puerto Rico

FMS                        Fresenius Medical Care AG

FMSPR                      Fresenius Medical Care AG Preferred

GML                        Global Directmail Corp.

IO                         Input/Output, Inc.

JFI                        Jardine Fleming India Fund, Inc.

LCI                        LCI International, Inc.

MWT                        McWhorter Technologies, Inc.

MIBRA                      Midland Bank PLC Preferred A

MIBRB                      Midland Bank PLC Preferred B

MIBRC                      Midland Bank PLC Preferred C

MIBRD                      Midland Bank PLC Preferred D

RLR                        Rellia Star Financial

RLRPRA                     Rellia Star Financial Preferred A

NCO                        Nuveen California Municipal Market Opportunity Fund

PPR                        Pilgrim Prime Rate Trust
PI                         Premdor, Inc.
RIT                        Rightchoice Managed Care, Inc.
SQF                        Seligman Quality Municipal Fund, Inc.
SEL                        Seligman Select Municipal Fund, Inc.
SSW                        Sterling Software, Inc.
TCB                        T.C.F. Financial Corp.
TK                         Teekay Shipping Corporation
TL                         Telex Chile, S.A.
TCT                        The Town and Country Trust
TMM                        Transportacion Maritima ADS L
TMMA                       Transportacion Maritima ADS Ordinary
VLY                        Valley National Bancorp.
VAL                        The Valspar Corporation
VCD                        Value City Department Stores, Inc.
VPI                        Vintage Petroleum, Inc.
WSO                        Watsco, Inc.

                                                                        Annex B



                                       EMPLOYEES SUBJECT TO TRANSFER


John W. Nick, Jr.                                    see Annex C
David A. Green                                                see Annex C
Richard K. Green                                     see Annex C
James Fraschilla                                     see Annex C
Robert Poulos                                                 $60,000 per annum
Nicholas Abdinoor                                    $20,000 per annum
Robert T. Hally                                      $50,000 per annum
Gregory Kane                                                  $50,000 per annum
James Lancaro                                                 $50,000 per annum
Turlough Pollard                                     $20,000 per annum
Eric Boscak                                                   $42,000 per annum

In addition, each of the above employees shall be entitled to participate in the employee welfare plans of Successor as summarized on the following 3 pages.

                                                                        Annex C


                                      Agreement and General Releases
                                            [on Crummy system]

                                                                        Annex D
         Form of Opinion of Seller and Company Counsel
                                    and of Buyer and Successor Counsel


         1. [Buyer] has been duly incorporated and is an existing corporation in good standing under the laws of the State of Delaware.
         2. [Successor] [The Company] has been duly [organized] [incorporated] and is an existing [partnership] [corporation] in good standing under the laws of the State of [New York] [Delaware].
         3. The Stock Purchase Agreement [has been duly authorized, executed and delivered by Buyer and] constitutes the valid and legally binding obligation of each of [Buyer] [Seller] enforceable in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

         The opinions shall limited to the Federal laws of the United States, the laws of the State of New York and the General Corporation Law of the State of Delaware, and will express no opinion as to the effect of the laws of any other jurisdiction. In addition, counsel to the Seller may assume the due authorization execution and delivery by Seller, of the Stock Purchase Agreement in connection with the opinion in 3 above. In addition, Buyer shall receive a separate opinion of German counsel to the Seller to the following effect:

         1. Seller is a banking corporation duly organized and validly existing under the laws of the Federal Republic of Germany and Seller has all requisite powers and authority (corporate and otherwise) to execute, deliver and perform the Stock Purchase Agreement.
         2. The Stock Purchase Agreement has been duly executed and delivered by Seller and no further authorization by any corporate action of Seller is required in connection with the authorization, execution and delivery of the Stock Purchase Agreement.
         3. Assuming that the Stock Purchase Agreement is a legal, valid and binding obligation under New York law, the Stock Purchase Agreement will be the legal, valid and binding obligation of Seller enforceable in accordance with its terms against Seller subject to (i) bankruptcy, insolvency, fraudulent transfer, reorganization, liquidation, moratorium or similar laws relating to, or affecting generally the enforcement of creditor's rights that may be applicable in the event that Seller is the subject of such proceeding, (ii) the equitable power of a court or the power of a governmental or regulating authority to restrain performance by Seller of the Stock Purchase Agreement and (iii) the rules of civil procedure of the Federal Republic of Germany. [German law opinion currently under review in Germany]

                                               Schedule 3.6

Right of first refusal of John W. Nick, Jr. to purchase the Company contained in paragraph 8 of the employment letter dated January 1, 1995 and signed by the Company.

                                               Schedule 3.7

Letter, dated November 2, 1996, from the Market Performance Committee of the New York Stock Exchange Rule regarding 103A performance improvement action and imposition of allocation freeze on November 20, 1996.

                                               Schedule 3.8

Letter, dated November 2, 1996, from the Market Performance Committee of the New York Stock Exchange Rule regarding 103A performance improvement action and imposition of allocation freeze on November 20, 1996.

         Schedule 3.9

Letter, dated November 2, 1996, from the Market Performance Committee of the New York Stock Exchange Rule regarding 103A performance improvement action and imposition of allocation freeze on November 20, 1996.

                                               Schedule 3.13

Extensions
1. Federal, New York state and New York city tax returns for the tax period ended August 31, 1996.

2. Federal, New York state and New York city tax returns for the short tax period ended December 31, 1996.

Consolidated Groups
The Company was a member of a federal consolidated group from inception through the tax period ending August 31, 1996 and was a member of a combined group for New York state and New York city purposes from January 1, 1991 through the tax period ending August 31, 1996. The name of the taxpayer in both cases was Dresdner Securities (USA) Inc.

                                               Schedule 3.14


                                      Dresdner Employment Agreements

Employment Agreement Letter to Mr. James Fraschilla, dated March 1, 1996/April 16, 1996.
Employment Agreement Letter to Mr. David A. Green, dated January 1, 1995. Employment Agreement Letter to Mr. Richard K. Green, dated March 1, 1996/April 18, 1996.
Employment Agreement Letter to Mr. John W. Nick, Jr., dated January 1, 1995. Letter of Employment to Mr. Nicholas Abdinoor, dated December 1, 1995.
Letter of Employment to Mr. Eric Bosak, dated November 4, 1996
Letter of Employment to Mr. Gregory Kane, dated December 1, 1995.
Letter of Employment to Mr. Turlough Pollard, dated March 15, 1996.
Letter of Employment to Mr. Robert Poulos, dated March 20, 1996.




                                    Dresdner NY Additional Obligations

The Company will pay up to $50,000 to a employee of the Company who will be terminated prior to the Closing as a severance payment. The Company has also agreed to pay to Mr. J. Nick and Mr. D. Green, a total of $1,000,000 in supplemental compensation on the Closing Date for services rendered through the Closing Date.
                                              ABC Agreements
The Company has outstanding A-B-C and Use and Proceeds Agreements with Messrs.
J. Nick, D. Green, M. Bentsen and R. Green.

                                               Schedule 3.16


The Company will pay to Dresdner Kleinwort Benson North America LLC a fee of $400,000 for its services in connection with the sale of certain assets, namely the three NYSE seats used by the Company other than the four NYSE seats subject to the Member Agreements, and the failed sale to Equitrade Partners of all of the assets of the Company constituting the Specialist Business and the four Memberships subject to the Member Agreements.

                                               Schedule 3.18

The Company will pay up to $50,000 to a employee of the Company who will be terminated prior to the Closing as a severance payment.

Supplemental Compensation Agreement with Mr. John W. Nick, dated as of April 11, 1997.

Supplemental Compensation Agreement with Mr. David A. Green, dated as of April 11, 1997.

                                               Schedule 3.23

                  Until the Closing Date, the Company will be insured through policies held by Dresdner Kleinwort Benson North America LLC and covering a number of Dresdner Bank AG affiliates as follows:

         Commercial Package (Colonia Insurance Co)
                  Commercial Property Coverage
                  Commercial General Liability
         Business Auto Coverage (Colonia Insurance Co) Workers Compensation Coverage (Twin City Fire Ins Co) Commercial Umbrella Coverage (Colonia Insurance Co) Excess Liability Coverage (Hartford Casualty Ins Co) Excess Liability Coverage (American Natl Fire Ins)

                                               Schedule 3.24


The Company will pay to Dresdner Kleinwort Benson North America LLC a fee of $400,000 for its services in connection with the sale of certain assets, namely the three NYSE seats used by the Company other than the four NYSE seats subject to the Member Agreements, and the failed sale to Equitrade Partners of all of the assets of the Company constituting the Specialist Business and four Memberships subject to the Member Agreements.

                                               Schedule 3.25

Officers and Directors
John W. Nick, Jr.                   Director and President
Lewis Cohen                                 Director, Chief Financial
Officer and Treasurer

                                               Schedule 4.3


Buyer consents to come from Buyer.

                                              Schedule 7.3(a)

                                                             Severance

Richard K. Green                                              $22,500


James Fraschilla                                              $ 6,250








                                                                  THE SHERWOOD GROUP, INC. AND SUBSIDIARIES            EXHIBIT 11
                                                                 COMPUTATION OF NET INCOME PER COMMON SHARE


                                                                                         Three Months Ended
                                                                          -------------------------------------------------------
                                                                              February 28, 1997          February 29, 1996
                                                                          ---------------------------  --------------------------

Common stock and common stock equivalents:
  Average common stock outstanding                                                        12,832,835                  12,728,616
  Average common stock equivalents
    issuable under stock options                                                              50,883                     498,637
                                                                          ---------------------------  --------------------------

Total average common stock and common stock
  equivalents used for earnings per share computation                                     12,883,718                  13,227,253
                                                                          ===========================  ==========================

Income:
    Net income                                                            $                 (242,352)  $               5,140,626
                                                                          ===========================  ==========================

Net (loss) income per common and common equivalent share (a)<F1>:
    Net (loss) income                                                     $                    (0.02)  $                    0.39
                                                                          ===========================  ==========================

<F1>(a) For presentation purposes, primary and fully diluted are identical.





                                                                                            Nine Months Ended
                                                                          -------------------------------------------------------
                                                                              February 28, 1997          February 29, 1996
                                                                          ---------------------------  --------------------------
Common stock and common stock equivalents:
  Average common stock outstanding                                                        12,941,668                  12,577,903
  Average common stock equivalents
    issuable under stock options                                                              46,478                     660,680
                                                                          ---------------------------  --------------------------

Total average common stock and common stock
  equivalents used for earnings per share computation                                     12,988,146                  13,238,583
                                                                          ===========================  ==========================

Income:
    Net income                                                            $                6,055,974   $              12,781,877
                                                                          ===========================  ==========================

Income per common and common equivalent share (a)<F1>(b)<F2>:
    Net income                                                            $                        0.47$                       0.97
                                                                          ===========================  ==========================

<F1>(a) For presentation purposes, primary and fully diluted are identical.
<F2>(b)   The sum of the  individual  quarters'  earnings  per common share does not equal the total  amount for the nine  months  ended  February  28, 1997 or
      February 29, 1996 due to the effect of  averaging  the number of shares of common stock and common stock equivalents throughout the year.