Form 10-K
period 1997-05-31
SHERWOOD GROUP INC
filed 1997-08-11
CIK 811917

The Sherwood Group, Inc.
                            10 Exchange Place Centre
                             Jersey City, NJ 07302





August 8, 1997

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: The Sherwood Group, Inc.
      Report on Form 10-K for the Year Ended May 31, 1997

Gentlemen:

Enclosed please find the following material submitted on behalf of The Sherwood Group, Inc. ("Company"):

         One complete copy of the Company's report on Form 10-K for the year ended May 31, 1997 including financial statements and exhibits.

Thank you for your attention to this matter./

Very truly yours,

Denise Isaac
Denise Isaac
Chief Financial Officer
And Principal Accounting Officer








-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                     Securities And Exchange Commission
                           Washington, D.C. 20549

                                Form 10-K
              [X] Annual Report Pursuant To Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934
                    For the fiscal year ended May 31, 1997
                                    Or
            [ ] Transition Report Pursuant To Section 13 Or 15(d)
                    Of The Securities Exchange Act Of 1934
                       For the Transition Period from to

                          Commission File No. 1-9480
                            The Sherwood Group, Inc.
            (Exact name of registrant as specified in its charter)

                Delaware                           22-2394480
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification Number)

 10 Exchange Place Centre, Jersey City, New Jersey       07302
  (Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code (201) 946-2200

        Securities  registered  pursuant to Section 12(b)of the Act:

                                                 Name of each exchange
       Title of each class                        on which registered
    Common Stock, .01 par value                 New York Stock Exchange

       Securities  registered  pursuant to Section 12(g) of the Act:

                                  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 31, 1997, 12,694,665 common shares were outstanding, and the aggregate market value of the common shares of The Sherwood Group, Inc. held by non-affiliates was approximately $75,739,000.

                   Documents Incorporated By Reference

           Document Incorporated                            Part of Report
               By Reference                             Into Which Incorporated
Proxy Statement for Annual Meeting to be held October 21, 1997    Part III

-------------------------------------------------------------------------------

------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                                                      - 81 -
Item 1.     Business


Introduction

The Sherwood Group, Inc. (the "Company") is a holding company whose principal wholly owned subsidiaries are Sherwood Securities Corp. ("Sherwood Securities") and Triak Services Corp. ("Triak"), whose primary operating division is National Discount Brokers ("NDB").

Sherwood Securities was formed in 1968 and specializes in the market making of NASDAQ and Small-Cap securities on a wholesale basis. As a national trading firm with offices in Jersey City, New Jersey; Chicago, Illinois; Minneapolis, Minnesota; Denver, Colorado; Los Angeles, California; and Boston, Massachusetts, Sherwood Securities trades approximately 3,400 NASDAQ and Small-Cap securities as market maker and principal for its own account. Sherwood Securities also acts as a Specialist in 20 equity securities on the American Stock Exchange ("AMEX") and provides limited retail brokerage services.

NDB, another registered broker-dealer, is a deep discount brokerage firm specializing in trade execution for individual investors.

The Company and its wholly owned subsidiary, SHD Corporation, formerly Dresdner-NY Incorporated ("DNY"), also own limited partnership interests in Equitrade Partners, a New York limited partnership ("Equitrade"). Such limited partnership interests aggregate approximately 75% of Equitrade's capital as of July 31, 1997. Equitrade is a registered specialist on the New York Stock Exchange ("NYSE") and, as of July 31, 1997, was a specialist in 153 equity securities.

MXNet Inc., a wholly owned subsidiary of the Company, delivers comprehensive technical solutions to trading organizations.

On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services, Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. Anvil is registered in New York, California and Ohio.

On May 2, 1997, the Company completed the acquisition of all the stock of DNY, which was engaged in the specialist business on the NYSE. The shares were acquired from Dresdner Bank AG for $15,261,493 in cash. Upon consummation of the acquisition of DNY, DNY transferred the assets (except cash) and liabilities of DNY to Equitrade. The name of DNY was subsequently changed to SHD Corporation.

On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services, Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture.

On December 22, 1992, the Board of Directors approved a program to repurchase up to 1,500,000 shares of the Company's common stock. The shares are to be purchased from time to time in the open market or in privately negotiated transactions. The shares will be held as treasury shares. Through May 31, 1997, 1,351,482 shares had been repurchased as part of this program excluding shares received by the Company as consideration for the exercise of options to acquire common stock of the Company or to pay withholding taxes related thereto. From June 1, 1997 to July 31, 1997, no additional shares were repurchased under the program.

On December 31, 1996, the Company divested itself of its investment in Stock Market Index, Inc. ("SMI"), a wholly owned subsidiary.

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

The Company's principal executive offices are located at 10 Exchange Place Centre, Jersey City, New Jersey and its telephone number is (201) 946-2200.

Revenue by Source

The following table sets forth sources of the Company's revenues on a comparative basis for the periods indicated:

                                                          Fiscal Year Ended May 31,
                                          1997                           1996                          1995 (a)
                                     Amount            %            Amount           %            Amount           %
Firm securities
     transactions (net)        $122,658,577        67.74      $129,788,217       72.03       $77,998,126       75.74
Commission income                32,638,949        18.03        30,723,379       17.05        14,412,331       14.00
Floor brokerage
     income                      14,588,057         8.06        11,419,504        6.34         2,389,616        2.33
Equity income (loss) in
     partnerships                  (26,176)       (0.01)            40,106         .02         3,597,096        3.49
Investment securities
     gain                                 -            -                 -           -            76,375         .07
Interest and dividend
     income                       7,774,806         4.29         5,907,779        3.28         3,465,614        3.37
Fee income                        2,521,713         1.39         1,353,686         .75           395,417         .38
Other                               913,051         0.50           952,537         .53           640,804         .62
                                    -------   ----------  -------- -------  ----------  -------- -------  ---------
income

Total revenue                  $181,068,977       100.00      $180,185,208      100.00      $102,975,379      100.00
                               ============       ======      ============      ======      ============      ======

(a) For the period June 1994 through February 1995, the results of operations for Equitrade were accounted for using the equity method and are included in equity income in partnerships. Thereafter, the results of operations for Equitrade were consolidated with those of the Company. See "Results of Operations".


Market Making and Specialist Activities of Sherwood Securities

General. A significant portion of the Company's revenues (see "Revenue by Source") is directly related to the market making activities of Sherwood Securities. As a national market maker in NASDAQ and Small-Cap securities, Sherwood Securities acts as a wholesale dealer in the execution of transactions. In "making a market" in approximately 3,400 NASDAQ and Small-Cap securities, as of July 31, 1997, Sherwood Securities acts as a principal, and on occasion as agent, in transactions through buying, selling and maintaining an inventory in the securities in which it makes a market.

Sherwood Securities is prepared to buy or sell any of the securities in which it has elected to be a market maker. Approximately 2,600 of the securities in which Sherwood Securities is a market maker, as of July 1997, were displayed in the electronic quotation medium referred to by the acronym "NASDAQ" (National Association of Securities Dealers Automated Quotation System). The firms which have elected to make a market in a security quoted on NASDAQ display the price at which they are willing to buy (bid) or sell (ask) these securities. The market maker adjusts its bid and ask prices in response to supply, demand and other factors affecting the market for each security. Approximately 2,100 of the securities displayed on NASDAQ in which Sherwood Securities makes a market are listed on the national market system list of NASDAQ. Approximately 500 securities in which Sherwood Securities makes a market are quoted on the National Association of Securities Dealers, Inc. ("NASD") list of Small-Cap Issues.

Special relations with brokers. A significant portion of Sherwood Securities' trading volume is transacted over a dedicated communications network. Private telephone lines connect Sherwood Securities' trading operations to the order entry departments of approximately 300 brokerage firms and institutional customers. This private communications network provides these parties with immediate access to Sherwood Securities' trading operations and facilitates the handling of their customer orders.

As part of this system, Sherwood Securities has direct communication lines with 40 regional brokerage firms across the country. In addition to providing these firms with direct access to Sherwood Securities' trading operations, the dedicated private lines allow these firms to offer this direct access to other brokerage firms in their geographic regions. Firms that are interested in dealing with Sherwood Securities in a particular security can utilize this service to allow them quick access to the market place. Sherwood Securities offers direct access through the dedicated private lines to those brokerage firms acting as market makers in the geographic regions of Sherwood Securities' branch offices.

Sherwood Securities has a correspondent department to handle order flow for the NASDAQ and Small-Cap transactions of participating retail brokers and dealers. Through its correspondent department, it executes the NASDAQ and Small-Cap orders for these firms. These orders include orders electronically routed to Sherwood Securities by these firms for certain of their clearing accounts.

Specialist activities. As of July 31, 1997, Sherwood Securities served as a specialist in 20 equity securities on the AMEX. This activity is cleared through Spear Leeds & Kellogg ("SLK"). The Company and SHD also hold limited partnership interests aggregating approximately 75% of the capital of Equitrade, whose activity is also cleared through SLK. As of July 31, 1997, Equitrade served as a specialist in 153 equity securities on the NYSE.

Securities positions. Sherwood Securities and Equitrade take both long and short positions in securities in which they make a market. The following table illustrates, for the fiscal years indicated, the highest, lowest and average month-end inventory at market value (based on the aggregate of the long and short position of trading securities). The following securities positions include positions held by Equitrade subsequent to February 1995. See Note 4 of Notes to Consolidated Financial Statements.









   Fiscal Year                  Highest             Lowest             Average
   Ended May 31               Month End          Month End           Month End
   ------------               ---------          ---------           ---------

   1995*                    $69,158,382         25,653,178          47,079,105
   1996**                   $83,622,273         58,791,795          71,981,880
   1997***                  $99,440,731         60,363,793          76,123,209


   * Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on AMEX of $1,806,318, $333,902 and $1,187,637, respectively. Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on NYSE of $18,846,852, $11,492,129 and
         $14,109,605, respectively.

   ** Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on AMEX of $1,239,808, $555,261 and $890,693, respectively. Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on NYSE of $33,016,783, $19,440,618 and
         $24,893,510, respectively.

   ***Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on AMEX of $1,550,693, $486,011 and $952,960, respectively. Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on NYSE of $38,349,683, $19,732,920 and
         $26,225,460, respectively.

The securities positions on any one day may not be representative of the exposure on any other day because securities positions may vary substantially with economic and market conditions, allocations and availability of capital, and trading volume.


Investments

Venture capital investments. The Company and its subsidiaries, from time to time, make and continue to hold investments in developing companies or companies in need of additional financing. Some of these investments are in restricted securities and, as such, may only be sold pursuant to a registration statement under the federal Securities Act of 1933, as amended, or pursuant to an exemption from registration thereunder.

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

On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc., a minority owned broker-dealer. This holding represents, as of May 31, 1997, approximately 15% of the outstanding common shares of Emmett A. Larkin Company, Inc.

On August 13, 1996, the Company purchased 100,000 restricted shares of Synxis Corp. common stock from Intra Serve Corp. for $100,000.

Investment in property. The Company, through its wholly owned subsidiary, Sherwood Properties Corp., is an investor in a real estate limited partnership. This investment is estimated to have a nominal value.


Other Business

Institutional business. Sherwood Securities primarily executes securities transactions for institutional investors such as banks, mutual funds, money managers and insurance companies. Such investors normally purchase and sell securities in large quantities, which require special marketing and trading expertise provided by a staff of 55 institutional sales people. Most transactions with institutional customers involve securities in which Sherwood Securities is a market maker and are executed as principal transactions.

Retail securities business. NDB is a deep discount brokerage firm specializing in trade execution for individual investors through IVR and internet distribution channels. NDB's strategy is to provide low cost transactions with quick execution and a higher level of service than that provided by other discount brokers. In addition, NDB was created as part of a plan to capture a greater share of NASDAQ activity. This vertical integration allows NDB to receive fees from customers to execute orders and then pass the orders to Sherwood Securities for market-making opportunities. As of July 31, 1997, NDB's activities were conducted through five offices located throughout the United States and NDB had over 102,000 customers.


Interest Revenue

Sherwood Securities, NDB and Equitrade receive interest primarily from credit balances that may exist from time to time in the clearance accounts maintained with their clearing brokers. NDB also receives interest based on debit balances maintained by its customers in their accounts held by NDB's clearing broker. In addition, the Company received interest from short-term investments in U.S. Treasury securities.


Clearing Arrangements

Sherwood Securities, NDB and Equitrade maintain relationships with clearing brokers who effect clearance and settlement of their securities transactions. The clearing brokers maintain custody of cash and securities and provide other services. Sherwood Securities, NDB and Equitrade are dependent upon the operational capacity and ability of their clearing brokers for the orderly processing of their transactions.

Sherwood Securities clears its wholesale market-making transactions through National Financial Services Corporation ("NFSC"). Broadcort Capital Corporation, a wholly owned subsidiary of Merrill Lynch & Co., Inc., clears Sherwood
Securities' and, through December 31, 1996, SMI's customer transactions. Equitrade's NYSE and Sherwood Securities' AMEX transactions are cleared through SLK. The Sherwood Securities clearing agreement with NFSC is for a term of one year and may be terminated by either party upon 180 days prior written notice. Without such prior written notice, the agreement automatically renews annually. The Sherwood Securities clearing agreement and the Equitrade clearing agreement with SLK are for an indefinite period of time and may be terminated upon 35 days prior written notice by either party. The Sherwood Securities clearing agreement with Broadcort Capital Corporation ("Broadcort") is for an indefinite period of time and may be terminated upon 180 days prior written notice by either party.

NDB's transactions are cleared through the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"). The NDB clearing agreement with Pershing is for an indefinite period of time and may be terminated upon 90 days prior written notice by either party.

Anvil's transactions are cleared through Pershing and Broadcort. Anvil's clearing agreement with Pershing is for an indefinite period of time and may be terminated upon 90 days prior written notice by either party. Anvil's clearing agreement with Broadcort is for an indefinite period of time and may be terminated upon 60 days prior written notice by either party.



Personnel

As of July 31, 1997, the Company had 564 full-time employees of which 365 are salespeople, traders and trading assistants. Included in the preceding employee counts are NDB's 236 full-time employees of which 134 are sales personnel and Equitrade's 52 full-time employees of which 46 are trading personnel. None of the Company's personnel are covered by a collective bargaining agreement. The Company considers its relations with its personnel to be satisfactory.

Sherwood Securities' sales and trading personnel, NDB's sales personnel and Equitrade's trading personnel, and certain members of management of such activities are required to take examinations given by the NASD. In certain circumstances, additional examinations are required in order for sales and trading personnel to be qualified to do business in various states. Sherwood Securities' traders receive a percentage of trading profits as compensation. They do not receive salaries. NDB's sales personnel work on a salary basis.
Except for Equitrade's general partners who are paid on a draw basis, Equitrade's trading personnel work on a salary basis.

Effective April 6, 1993, the Executive Committee of the Board of Directors mandated that in addition to whatever normal vacation time to which an employee is entitled, all full-time employees (except Equitrade's) who have completed five years of employment (three years for traders and institutional salespeople) are required to take a one-month paid sabbatical. Such sabbatical must be taken within one year after the employee's fifth anniversary (third anniversary for traders and institutional sales people). Sabbaticals may also be required for each subsequent five or three year period of employment completed. In addition, Sherwood Securities has usually assumed any trading losses incurred in a trader's account during a trader's sabbatical.


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

NYSE specialist firms, such as Equitrade, compete for new listings based upon depth of the markets that the firms make, capital risk and the quality of the firms' personnel. Based upon these three criteria, allocations of new issues are awarded. Additional competition has arisen from third market activity and the internalization and regionalization of trading activity in securities listed on the NYSE.

Numerous mergers among firms in the securities industry have resulted in firms with strengthened financial resources. In addition, companies not engaged in the securities business, but having substantial financial resources, have acquired securities firms. These developments have increased competition from securities firms with substantially greater capital resources than those of Sherwood Securities. Ultimately, these developments, as well as other developments that could result in greater involvement by banks in the securities industry, may lead to the creation of large integrated financial services firms which may be able to compete more effectively than Sherwood Securities by offering a greater range of financial services.


Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. However, certain regulatory matters have been delegated to self-regulatory organizations, such as the NASD. The designated SRO for Sherwood Securities, NDB and Anvil is the NASD, while the designated SRO for Equitrade is the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) governing certain aspects of the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. As of July 31, 1997, Sherwood Securities was registered with the SEC, the NASD, AMEX and in 20 states and Washington, D.C. As of July 31, 1997, NDB was registered with the SEC, the NASD and in all 50 states and Washington, D.C. As of July 31, 1997, Equitrade was registered with the SEC and the NYSE. As of July 31, 1997, Anvil was registered with the SEC, the NASD and in 3 states. As of July 31, 1997, SHD was registered with the SEC and in 1 state.

The legal and compliance departments of Sherwood Securities, NDB and Equitrade are responsible for ensuring the Company's compliance with the applicable laws and regulations. The legal and compliance departments work with trading personnel in implementing new regulatory procedures, maintaining the required trading records, maintaining appropriate files, and monitoring trading activity, among other activities. The legal and compliance departments also handle all contacts with the various regulatory agencies, on both state and federal levels. These duties are diverse and range from giving comments on proposed legislation to responding to requests for information regarding trading activity. Other areas in which the legal and compliance departments are active are the registration of associated persons and responding to customer inquiries.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, recordkeeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation of enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and securities markets rather than protection of creditors and stockholders of broker-dealers.

During 1994, the Department of Justice (the "DOJ"), the SEC and the NASD embarked on investigations and regulatory initiatives involving the activities of many market makers in securities traded on NASDAQ. The DOJ and Sherwood Securities, along with several other broker-dealers, entered into a Stipulation and Order on July 16, 1996 which resolved, subject to approval by the United States District Court of the Southern District of New York, a civil complaint filed by the DOJ as a result of its investigation. On April 22, 1997, the District Court approved the Stipulation and Order but a notice of appeal was filed on May 21, 1997 by the Intervenors, plaintiffs in the multidistrict civil antitrust action entitled In re NASDAQ Market-Makers Antitrust Litigation (MDL
1023). The case is pending before the United States Court of Appeals for the Second Circuit. See Item 3, Legal Proceedings".

Changes in regulations pertaining to NASDAQ may have a material effect on Sherwood Securities' over-the-counter trading activities. In August 1996, the SEC adopted certain new rules known as the limit order handling rules which alter the manner in which orders for NASDAQ and listed securities are handled. These rules became effective on January 20, 1997, with respect to exchange-listed stocks and certain NASDAQ securities, and have been phased in for additional NASDAQ stocks during 1997. These rules, and other rules that have been proposed, regulatory actions and changes in market practices may have an adverse impact on Sherwood Securities' transaction revenues, profit margin and on the manner in which it conducts its business.


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

The Company carries brokers' blanket bonds covering Sherwood Securities, NDB and Anvil for loss or theft of securities, forgery of checks and drafts, embezzlement, certain employee misconduct and misplacement of securities. Such bonds provide total coverage of $750,000 for Sherwood Securities, $500,000 for NDB and $60,000 for Anvil. The bonds contain deductibles ranging from $4,500 to $10,000.


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

Sherwood Securities and Equitrade monitor their risks by constant review of their trading positions. The management of trading positions is enhanced by the review of mark-to-market valuations and/or position summaries on a daily basis. To this end, Sherwood Securities employs an automated proprietary trading and risk management system which provides real time, on-line risk management and inventory control. Any trades that exceed pre-determined parameters can be monitored by upper management as can individual and aggregate dollar position totals and real time profits and losses.

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


Net Capital and Customer Reserve Requirements

Every registered broker-dealer doing business with the public is subject to the Uniform Net Capital Rule 15c3-1 (the "Rule") promulgated by the SEC. The Rule, which is designed to measure the financial integrity and liquidity of broker-dealers, specifies minimum net capital requirements. Sherwood Securities, NDB and Equitrade, Anvil and SHD are subject to the Rule.

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

The stated minimum dollar requirement for Sherwood Securities, which has elected the alternative method, is $1,000,000. The stated minimum dollar requirements for NDB, Equitrade, Anvil and SHD, each of which has elected the basic method, are $250,000, $250,000, $50,000 and $100,000, respectively.

In computing net capital under the Rule, various adjustments are made with a view to excluding assets not readily convertible into cash and to provide a conservative statement of other assets, such as the firm's inventory of securities. To that end, a deduction is made against the market value of securities to reflect the possibility of a market decline prior to their disposition. Thus, net capital rules impose financial restrictions upon the Company's businesses that are more severe than those imposed on concerns in other types of business.

From time to time, the Company has needed to borrow funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis.

Compliance with the Rule may limit the operations of Sherwood Securities, NDB, Equitrade, Anvil and SHD that require the use of significant amounts of capital, such as market making activities. Further, assets of the Company, which are included in the Company's minimum net capital are not available for distribution to the shareholders of the Company in the form of dividends or otherwise. See
Note 13 of Notes to Consolidated Financial Statements. Sherwood Securities, NDB, Equitrade, Anvil and SHD are presently in compliance with the net capital requirements. Failure to maintain the required net capital may subject a broker-dealer to suspension of business and may ultimately require its liquidation.

Sherwood Securities, NDB, Anvil and SHD have been granted exemptions by the NASD from the computation for determination of reserve requirements for broker-dealers. The exemptions were granted pursuant to Rule 15c3-3(k)(2)(ii). During the period from June 1, 1996 through May 31, 1997, Sherwood Securities, NDB, Anvil and SHD were in compliance with the condition of this exemption.



Item 2.     Properties


Sherwood Securities' and the Company's office and trading facilities occupy approximately 36,600 square feet of space at 10 Exchange Place Centre, Jersey City, New Jersey 07302 under a lease signed in December 1994. This lease commenced on January 1, 1995 and expires on January 31, 2007. Sherwood Securities' obligation to pay base rent began on May 13, 1997. The obligation for any operating escalations, as defined in the lease agreement, was effective as of January 1, 1995. Commencing May 13, 1997, base rent on the new space is approximately $1,025,000 per annum to July 31, 2000 and $1,172,000 from August 1, 2000 to January 31, 2007.

In December 1996, NDB relocated its office and sales facilities from 50 Broadway, New York, New York 10004 to 7 Hanover Square, New York, New York 10004 under a lease signed in March 1996. This lease, for approximately 36,000 square feet, commenced on April 1, 1996 and expires on September 29, 2008. NDB's obligation to pay base rent began on April 1, 1997. The obligation for any real estate tax and operating escalations, as defined in the lease agreement, was effective as of April 1, 1996. Commencing April 1, 1997, base rent on the new space is approximately $718,000 per annum. During fiscal 1996, in conjunction with the terms of its leases at its former location, NDB paid a total of $60,000 in order to terminate those leases by October 31, 1996.

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

The Company's subsidiaries, and in some cases the Company, have been named as defendants in lawsuits that allege, among other things, violations of Federal and state securities and related laws. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. Although there can be no assurance that such lawsuits and investigations involving the Company are not likely to have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company.

In May 1994, Sherwood Securities, together with many other market-makers on the NASDAQ, was named as a defendant in a series of purported class action complaints that have since been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York (the "Court") under the caption In Re: NASDAQ Market-Maker Antitrust Litigation, 94 Civ. 3996
(RWS). An Amended Consolidated Complaint was then filed. The Amended Consolidated Complaint alleged that the defendant firms engaged in activities as market-makers on the NASDAQ over-the-counter market that violated the federal antitrust laws. The plaintiffs sought declaratory and injunctive relief, damages in an amount to be determined and subject to trebling and additional relief. Together with the other defendant market-makers, the Company joined in a motion to dismiss the Amended Consolidated Complaint, which was granted by the Court. A Second Amended Consolidated Complaint was filed on August 22, 1995. The Second Amended Consolidated Complaint repeated most of the allegations of the Amended Consolidated Complaint, but plaintiffs limited their claims to approximately 1,659 stocks traded on NASDAQ. On December 18, 1995, Sherwood Securities filed an answer to the Second Amended Consolidated Complaint denying liability and asserting certain affirmative defenses. Plaintiffs' motion for class certification was argued and a decision was issued on November 26, 1996 granting in part plaintiffs' motion in this action for class certification pursuant to Rules 23(b)(2) and 23(b)(3) of the Federal Rules of Civil Procedure. On April 9, 1997, Sherwood Securities entered into a Settlement Agreement with plaintiffs' co-lead counsel on behalf of the class plaintiffs in this matter. The Settlement Agreement provided for payment by Sherwood Securities of $4,375,000 per percentage point of its market share of the "Defendants' Market" which was defined as the 35 NASDAQ market-maker defendants' total number of shares traded as market-makers in the Class Securities (a designated list of NASDAQ securities) during the period May 1, 1989 to May 27, 1994. Sherwood Securities' market share of the Defendants' Market was estimated in the Settlement Agreement to be 2.10%, which estimate would result in a total principal payment of $9,187,500. The market share estimate, however, was subject to a verification procedure and adjustment set forth in the Settlement Agreement. The Settlement Agreement was later replaced with an Amended Settlement Agreement, with the effective date remaining April 19, 1997. The Amended Settlement Agreement fixed Sherwood Securities' principal payment at $9,187,500, thereby eliminating the need for any further proceedings concerning Sherwood Securities' estimated market share. The Amended Settlement Agreement provides for the payment of the $9,187,500 in two installments, 50% ten days after the date of the Amended Settlement Agreement, and the other 50%, plus accrued interest, 365 days later. The first such installment was, in fact, paid on April 23, 1997. There are also non-monetary covenants in the Amended Settlement Agreement which do not become effective unless and until 23 or more future settling defendants agree to the entry of a stipulation and order containing the same covenants. In the non-monetary covenants, Sherwood Securities has agreed to refrain from engaging in certain types of activities in connection with its NASDAQ market making. One or more of these non-monetary covenants are subject to being voided in circumstances set forth in the Amended Settlement Agreement. The Amended Settlement Agreement provides for a release by "Class Members" of "Released Claims" against Sherwood Securities and certain related persons and affiliates as such terms are defined in the Amended Settlement Agreement. The Amended
Settlement Agreement is subject to the approval of the Court. The Amended Settlement Agreement was submitted to the Court for Preliminary Approval on June 30, 1997. If Preliminary Approval is granted, the Amended Settlement Agreement will remain subject to Final Approval after notice to the Class. There can be no assurance that the Court will approve the Amended Settlement Agreement as submitted or that if the Court approves the Amended Settlement Agreement, the final judgment of the Court will not be appealed. If appealed, there can be no assurance that the final judgment of the Court will be affirmed. If the Amended Settlement Agreement is not approved by the Court or, if appealed, if the judgment of the Court is not affirmed on appeal, the Amended Settlement Agreement will be terminated, except to the extent provided in the Amended Settlement Agreement. The Amended Settlement Agreement also provides that Sherwood Securities may terminate the Amended Settlement Agreement in certain other circumstances. The foregoing description of the Amended Settlement Agreement is a summary, is not complete, and is qualified by reference to the Amended Settlement Agreement, a copy of which has been filed as Exhibit 10.23 to this Form 10-K.

On July 16, 1996, Sherwood Securities entered into a Stipulation and Order resolving a civil complaint filed in the United States District Court for the Southern District of New York (the "Complaint") by the United States Department of Justice ("DOJ") alleging that Sherwood Securities and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. The Complaint alleges, among other things, that NASDAQ market makers reached a common understanding to adhere to a "quoting convention" relating to the manner in which bids and asks would be displayed on NASDAQ. The relief sought in the Complaint was a declaration that the defendants have violated Section 1 of the Sherman Act, as well as, injunctive relief and such other relief as the court deemed appropriate. In entering into the Stipulation and Order, Sherwood Securities did not admit that the DOJ's allegations were correct, but that it would not engage in certain types of activities in connection with its NASDAQ market making and it undertook specified steps to assure compliance with the agreement. The Stipulation and Order was approved by the United States District Court of the Southern District of New York following a public hearing, but the District Court's decision has been appealed to the United States Court of Appeals for the Second Circuit. There can be no assurance that that United States Court of Appeals will affirm the District Court's decision or even if affirmed, whether the determination of the United States Court of Appeals will be further appealed.

Sherwood Securities has also received subpoenas from the SEC to provide information, testimony and documents with respect to its NASDAQ market making activities which appear to be part of the SEC's investigation of the NASDAQ market and market makers. Sherwood Securities has been cooperating with the SEC investigation.




Item 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1997.



                                                      PART II

Item 5.  Market for the  Company's  Common  Stock and  Related  Security  Holder
         Matters.

The Company's common stock is traded on the New York Stock Exchange under the symbol "SHD." There were approximately 4,000 holders of record of the Company's common stock at July 31, 1997. As of such date, the closing sales price per share for the Company's common stock was $15.25.

The following table sets forth the high and low sales price per share for the Company's common stock for each quarterly period within the two most recent fiscal years as reported by the New York Stock Exchange:



                                              Sales Prices
 Quarter Ended                          High                 Low
 -------------                          ----                 ---

 August 31, 1995                     10.7500              6.8750
 November 30, 1995                   10.5000              7.7500
 February 29, 1996                    9.7500              8.2500
 May 31, 1996                        11.3750              9.0000
 August 31, 1996                     12.0000             10.2500
 November 30, 1996                   11.0000              9.5000
 February 28, 1997                   10.7500              9.2500
 May 31, 1997                        12.3750              9.7500

There were no cash dividends declared on the common stock of the Company in the two-year period ended May 31, 1997. Funds available for distribution to shareholders of the Company in the form of dividends are limited to the extent assets of the Company or its subsidiaries are utilized to meet the minimum net capital requirements of Sherwood Securities, NDB and Equitrade under Rule 15c3-1 promulgated by the SEC. See "Business - Net Capital and Customer Reserve Requirements".


Item 6.     Selected Consolidated Financial Data.

The following selected consolidated financial data for the Company for each of the five years in the period ended May 31, 1997 should be read in conjunction with the respective financial statements and related notes thereto, and the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. All amounts are in thousands, except per share amounts.









                                                                Year Ended May 31,

                                            1997            1996        1995 (b)            1994            1993
                                            ----            ----        --------            ----            ----
Operating Data:

Revenues                                $181,069        $180,185        $102,975         $89,620         $58,933

Income before income taxes
   and extraordinary items                17,992          35,531          18,240          18,304          15,067

Income before
    extraordinary items                    9,280          20,132          14,615          16,597           8,939

Extraordinary Items:
Utilization of net operating
   loss carryforward                          --              --              --              --           5,024

Net income (a)                             9,280          20,132          14,615          16,597          13,963

Per Share Data (c):
Income before
   extraordinary item (a)                    .72            1.52            1.07            1.20             .64
Net income                                   .72            1.52            1.07            1.20            1.00

Balance Sheet Data:
Total assets                             160,161         143,255         113,031          77,616          60,027
Common stockholders'  equity              92,274          86,570          65,978          53,311          38,191
Book value per share (c)                    7.13            6.56            4.84            3.86            2.72
Dividends                                     --              --              --              --              --




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

 (b) The results of operations for the year ended May 31, 1995 include the operations of Equitrade on a consolidated basis for the period March through May 1995. For prior periods, Equitrade was accounted for on the equity method. The results of operations for years beginning subsequent to May 31, 1995 also account for the operations of Equitrade on a consolidated basis.

(c) Earnings per share and book value per share are computed by dividing net income and common stockholders' equity, respectively, by the weighted average number of common shares outstanding (adjusted for the assumed conversion of outstanding common stock options at average month-end market price) during each of the years.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                               Results of Operations

Fiscal 1997 Compared to Fiscal 1996

The results for the year ended May 31, 1997 reflect primarily the activities of Sherwood Securities, NDB and Equitrade. Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation.

The Company had a net profit for the year ended May 31, 1997 of $9,280,000, compared to a net profit of $20,132,000 for the year ended May 31, 1996. Sherwood Securities had a net profit for the year ended May 31, 1997 of $6,680,000, compared to a net profit for the year ended May 31, 1996 of $15,318,000. Exclusive of a litigation settlement charge of $9,188,000 and associated professional fees, net of reduced bonus and tax expenses, net profit for the Company and Sherwood Securities would have been $13,155,000 and $11,458,000, respectively, for the year ended May 31, 1997. Triak had a net loss for the year ended May 31, 1997 of $300,000, compared to a net profit of $3,089,000 for the year ended May 31, 1996. This decrease reflects significant investments in technology and facilities, and an increase in personnel resulting from the expansion of NDB's activities. Despite the negative financial impact these investments and personnel expenses had on the current year's earnings, NDB's investment in its infrastructure and personnel was necessary to service and support NDB's future growth. Equitrade had a net profit for the year ended May 31, 1997 of $10,587,000 (of which the Company's share was $6,190,000). For the year ended May 31, 1996, Equitrade had a net profit of $9,136,000 (of which the Company's share was $5,507,000).

Revenue increased by approximately $884,000, or 1%, from $180,185,000 in 1996 to $181,069,000 in 1997.

Most of the Company's income arises from firm securities transactions. Sherwood Securities' profits from firm securities transactions decreased $5,475,000, or 4%, from $123,302,000 in 1996 to $117,827,000 in 1997 although its overall trading volume increased approximately 1% for the year ended May 31, 1997, when compared with the year ended May 31, 1996 as trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, such as limit order protection, have resulted in an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, the new limit order display rules, increased volatility in the marketplace and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per ticket. As previously described in Item 1, "Regulation", these changes may have an adverse impact on Sherwood Securities' trading profits.

The Company's commission income increased by $1,916,000, or 6%, from $30,723,000 in 1996 to $32,639,000 in 1997. This modest increase is primarily due to increases in trading volume and customer accounts. Offsetting some of these increases is a shift in the way customers trade with NDB. Throughout the year ended May 31, 1997, more customers traded through NDB's lower-priced, automated systems, Power Broker(TM) and Webstation(TM), as opposed to live representatives.

Floor brokerage income increased by $3,168,000, or 28%, from $11,420,000 in 1996 to $14,588,000 in 1997. This increase was the result of increases in both the volume of Equitrade's transactions and an increase in the number of stocks in which Equitrade is the specialist. The increase from 94 stocks at May 31, 1996 to 149 stocks at May 31, 1997 was due principally to the acquisition, on May 2, 1997, of SHD Corporation (formerly Dresdner-NY Incorporated) which added 54 stocks to Equitrade's specialist list.

For the years ended May 31, 1997 and May 31, 1996, the principal portion of equity income in partnerships was equity income from the Anvil Joint Venture.

Interest and dividend income increased by $1,867,000 from $5,908,000 in 1996 to $7,775,000 in 1997. The net increase is primarily due to a significant rise in NDB's customer debit and credit balances held with the Company's clearing broker and an increase in the agreed-upon rate used to compute interest earned on such customer balances. Also contributing to the increase were the availability of larger amounts of cash for investment, and higher average market interest rates than in the prior year.

Fee income  increased by  $1,168,000  from  $1,354,000  in 1996 to $2,522,000 in
1997. The increase is due to larger 12b-1 fees received from money market funds as NDB's customers' balances in those funds have increased since the prior year.

Total expenses increased $17,726,000, or 13%, from $141,025,000 in 1996 to $158,751,000 in 1997. Exclusive of the litigation settlement charge of $9,188,000 and associated professional fees, net of reduced bonus expense, total expenses for the year ended May 31, 1997 would have been $151,300,000, an increase of 7% from the prior year.
The reasons for the increase in expenses are set forth below.

Clearing and related charges increased by $1,651,000 from $55,631,000 in 1996 to $57,282,000 in 1997. This increase is principally due to the operations of NDB for which clearance charges rose by approximately $991,000 over the prior year due to the increase in the volume of transactions. In addition, there was a net increase of approximately $631,000 in clearance, correspondent and execution charges on Sherwood Securities' OTC market making activities.

Compensation and benefits increased $1,863,000 from $57,536,000 in 1996 to $59,399,000 in 1997. The increase was primarily due to higher salaries for additional employees hired (principally due to the commencement of operations of MXNet and the expansion of NDB) offset by decreases in both traders' commissions and in executive and staff bonuses. The decrease in Sherwood Securities' trading profits led to the reduction in commissions while the overall reduced profitability of the Company accounted for the decrease in bonuses.

Communication expenses increased by $485,000 from $10,768,000 in 1996 to $11,253,000 in 1997. The increase was mainly due to an increase in the activities of NDB, primarily the expansion of its toll-free customer quotation service and an increase in trading volume.

Advertising costs increased $1,078,000 from $1,724,000 in 1996 to $2,802,000 in 1997. During the second half of fiscal 1997, the Company incurred the costs of a new ad campaign which was launched by NDB and which included various forms of media advertising.

Occupancy costs and equipment rental decreased $485,000 from $3,166,000 in 1996 to $2,681,000 in 1997. The decrease is attributable to a decline for Sherwood Securities which, last year, incurred rent concurrently on two main office locations as it awaited its move from New York to New Jersey. Offsetting this decrease was higher occupancy costs incurred as a result of the signing of a new lease for the relocation of NDB's main offices.

Professional fees increased by $1,291,000 from $2,243,000 in 1996 to $3,534,000 in 1997. During the year ended May 31, 1997, the Company incurred approximately $535,000 in legal, accounting and investment banker fees and expenses, financial institution commitment fees and out-of-pocket expenses in connection with the Company's review of a possible acquisition which was not consummated. The Company also incurred additional legal fees in connection with the litigation settlement negotiations and the entry into the settlement agreement in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS). See Item 3, "Legal Proceedings".

Depreciation and amortization increased by $812,000 from $4,079,000 in 1996 to $4,891,000 in 1997. The increase was primarily due to depreciation and amortization incurred on fixed asset and leasehold improvement additions by the Company aggregating approximately $11,000,000 during the year ended May 31, 1997.

Travel and entertainment expense increased $356,000 from $1,502,000 in 1996 to $1,858,000 in 1997. The increase is primarily due to the sales effort related to MXNet's operations and additional entertaining of customers by Sherwood Securities' institutional sales force.

Repairs and maintenance expense increased by $400,000 from $554,000 in 1996 to $954,000 in 1997. The increase is primarily due to maintenance service contract fees paid in order to maintain Sherwood Securities' and NDB's infrastructures as the original warranties on the various systems expire.

Interest expense increased $108,000 from $321,000 in 1996 to $429,000 in 1997 and primarily represents an increase in interest on capital paid by Equitrade to its minority partners and interest paid by Equitrade on its subordinated debt.

Litigation settlement, for the year ended May 31, 1997, represents a charge in connection with the settlement agreement.

Other expenses increased $979,000 from $3,501,000 in 1996 to $4,480,000 in 1997.
The increase is primarily attributable to increases in public relations expenses and in the cost of research associated with soft dollar transactions. Also contributing to the increase is the assumption of costs related to the advent of a debit card program for preferred customers of NDB. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size.

Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company and its subsidiary, SHD, during the years ended May 31, 1997 and May 31, 1996.

The Company's effective tax rate increased from approximately 43% for the year May 31, 1996 to approximately 48% for the year ended May 31, 1997. The difference in rates is due to several factors. During the year ended May 31, 1996, the Company recognized certain tax benefits primarily related to employee compensation arrangements, which were not available during the year ended May 31, 1997. In addition, as a result of significant capital additions during the year ended May 31, 1997 for NDB, the Company's consolidated state income tax rate increased.

In addition, the Company recorded for financial statement purposes, the unpaid expense incurred in connection with the settlement agreement in the fiscal year ended May 31, 1997. Such unpaid is deemed by the Company to be nondeductible for income tax purposes in the fiscal year ended May 31, 1997, as the economic performance rules have not been met. The Company has, therefore, recorded a deferred tax benefit for the future tax consequences of events that have been recognized in its financial statements but not yet included in its tax returns, based upon enacted tax laws and rates, subject to management's judgment that realization of the tax benefit is more likely than not. For the year ended May 31, 1997, deferred taxes principally relate to the future deductibility of the expense for the settlement agreement that the Company has recorded and which is expected to be paid. In conjunction with the deferred tax asset the Company has recorded, the Company has booked a valuation allowance of approximately $155,000 due to management's judgment of the likelihood of realization.


 Fiscal 1996 Compared to Fiscal 1995


The results for the year ended May 31, 1996 reflect primarily the activities of Sherwood Securities, NDB and Equitrade. Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1997 presentation.

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

Communication expenses increased by $4,397,000 from $6,371,000 in 1995 to $10,768,000 in 1996. The increase was mainly due to an increase in the activities of NDB, namely toll-free customer telephone service and quotations expense.

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

Other expenses  increased  $1,595,000  from  $1,906,000 in 1995 to $3,501,000 in
1996. The increase is primarily attributable to an increase in the costs associated with registering the sales staff of NDB with the various states and regulatory agencies. Also, during the year ended May 31, 1996 the Company incurred increases in public relations expenses and in the cost of research associated with soft dollar deals. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size.

Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company, during the year ended May 31, 1996 and the last quarter of fiscal 1995.

The increase in income tax expense is primarily due to the Company's utilization of the remainder of its net operating loss carryforwards for Federal, state and local tax purposes during the year ended May 31, 1995, in addition to the increase in income before taxes as compared to the prior year.


Fiscal 1995 Compared to Fiscal 1994

The results for the year ended May 31, 1995 reflect primarily the activities of Sherwood Securities and NDB and the Company's interest in the profits of Equitrade through February 1995 after which the results of Equitrade have been consolidated with those of the Company. Certain fiscal 1994 amounts have been reclassified to conform with the fiscal 1997 presentation.

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

Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company, during the last quarter of fiscal 1995.

During the year ended May 31, 1995, the Company utilized the remainder (approximately $12,031,000) of its net operating loss carryforwards for Federal, state and local tax purposes.





Liquidity and Capital Resources

The Company's tangible assets are highly liquid, but subject to market price fluctuation, with more than 66% consisting of cash or assets readily convertible into cash (principally firm securities positions, receivables from brokers and cash). The Company's operations have generally been financed by internally generated funds. In addition, at May 31, 1997, margin account borrowings of approximately $122,000,000 were available to the Company from its clearing brokers.

The Company's broker-dealer subsidiaries, Sherwood Securities, NDB, Equitrade, Anvil and SHD are subject to the minimum net capital requirement of the SEC which is designed to measure the general financial soundness and liquidity of brokers. As of May 31, 1997, Sherwood Securities, NDB, Equitrade, Anvil and SHD had approximately $18,041,000, $2,049,000, $28,130,000, $312,000 and $1,360,000
in excess of the minimum required net capital requirements, respectively, representing decreases of $18,624,000 for Sherwood Securities, $3,576,000 for NDB and $4,081,000 for SHD, and increases of $5,544,000 for Equitrade and $180,000 for Anvil, from the prior year. The decrease for Sherwood Securities resulted primarily from loans to the parent company for the purchase of SHD and to affiliates for the upgrading of their technological infrastructures. The decrease in NDB's excess net capital was principally the result of purchases in connection with its technological upgrade. The decrease for SHD was primarily due to the contribution of securities positions to Equitrade in exchange for a limited partnership interest. Equitrade's excess net capital increase was principally due to fiscal year 1997 net income offset by distributions made to partners. The increase in Anvil's excess net capital was primarily due to an additional capital infusion by the Company offset by losses incurred during the year. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's, Equitrade's, Anvil's and SHD's businesses which are more severe than those imposed on most other businesses.

Cash flows from operations vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned is determined by the depth of the market and the size of the Company's security positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on Sherwood Securities, NDB, Equitrade, Anvil and SHD which directly affects the amount of funds available for operating, investing and financing activities.

From time to time, the Company has needed to borrow funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis.

Fixed assets and computer software of approximately $9,762,000 were purchased and placed into service by NDB during the year ended May 31, 1997 in connection with the relocation of NDB's headquarters during December 1996. The Company also made deposits of approximately $726,000 on various fixed assets and computer software, accounting for the increase in other assets reflected on the statement of financial condition as of May 31, 1997. The Company anticipates that it will spend an additional $1,300,000 over the next 6 months for the ongoing upgrade of NDB's technological infrastructure and intends to finance this upgrade out of internally generated funds.

In connection with the commencement of operations of MXNet, the Company expended approximately $2,900,000 for operating costs and purchases of fixed assets during the year ended May 31, 1997. Such funds were provided from internally generated sources. No further capital expenditures are planned at this time.

Cash flows from the Company's investment activities are directly related to market conditions.

The Company anticipates that it will be able to generate sufficient cash flow to meet the future demands of its specialist activities on the AMEX.

On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc., a minority owned broker-dealer. This holding represents, as of May 31, 1997, approximately 15% of the outstanding common shares of Emmett A. Larkin Company, Inc.

During July 1996, Equitrade purchased an additional seat on the NYSE for $1,450,000.

On August 13, 1996, the Company purchased 100,000 restricted shares of Synxis Corp. common stock from Intra Serve Corp. for $100,000.

On November 21, 1996, Equitrade loaned RSF Partners, a NYSE specialist firm, $500,000 under a subordination agreement with interest payable at 8% per annum and a maturity date of November 30, 1997. As additional consideration for the loan, RSF Partners granted to Equitrade the exclusive right of first refusal to acquire RSF Partners' specialist unit, subject to NYSE approval. During April 1997, the loan was repaid in full.

On November 22, 1996, the Company loaned $100,000 to Eurotech Ltd. In addition to a promissory note bearing interest at the rate of 12% per annum, the Company received 75,000 shares of Eurotech Ltd. common stock.

As of December 31, 1996, the Company entered into an agreement with the president of its subsidiary, SMI, pursuant to which the Company sold all the shares of SMI to the president of SMI in exchange for a personal note of the president in the amount of $132,187. The note is secured by the shares of SMI. The Company recognized a loss, after taxes, of approximately $65,000 on this sale.

On January 24, 1997, the Company purchased from its partner in the Anvil Joint Venture the partner's 51% joint venture interest for $188,780. As part of the agreement, the partner signed a covenant not to compete for a period of one year.

During the year ended May 31, 1997, the Company made two loans of $3,000,000 each to NDB, in the form of subordination agreements and also made an additional capital contribution to Anvil of $284,965. These funds were expended in order for NDB and Anvil to maintain adequate regulatory capital levels. The Company will make additional loans or contributions to its broker-dealer subsidiaries, as necessary, to ensure regulatory compliance

On May 2, 1997, the Company purchased, from Dresdner Bank AG, 100% of the common stock of Dresdner-NY, Incorporated ("DNY", subsequently renamed SHD Corporation), for a purchase price of $15,261,493. DNY served as a specialist in 54 securities on the NYSE. The acquisition included four seats on the NYSE and DNY's receivable for floor brokerage. The assets including four seats on the NYSE (excluding cash) and liabilities of DNY were transferred by the Company to Equitrade. Two employees of DNY retained a portion of the specialist book of DNY and became limited partners if Equitrade. The balance of the specialist book remained with Equitrade, and the Company is entitled to 38.4% of the net profits and net losses from the specialist activities of this specialist book. The transaction was approved by the NYSE and reviewed under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. The funding for this transaction was internally generated.

In December 1992, the Company announced it would buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. Through May 31, 1997, 1,351,482 shares had been repurchased, of which 340,907 were repurchased during fiscal 1997. The source of funds for these purchases was internally generated.

Sherwood Securities', NDB's, Equitrade's, Anvil's and SHD's excess net capital are deemed adequate by management for their present operations and currently anticipated future expansion.


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




                                                     PART III

Item 10.    Directors and Executive Officers of the Company.

The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 21, 1997 is hereby incorporated by reference.




Item 11.    Executive Compensation.

The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" and "Company Performance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 21, 1997 is hereby incorporated by reference.



Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 21, 1997 is hereby incorporated by reference.



Item 13.    Certain Relationships and Related Transactions.

The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 21, 1997 is hereby incorporated by reference. See also, "Recent Developments."





                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            (a)      Financial Statements

                     Reference is made to page F-1 for a list of all financial statements and schedules filed as part of this report.

            (b) During the last quarter of the year ended May 31, 1997 the Company filed one report on Form 8-K dated May 2, 1997.

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

                                         May 31, 1997, 1996 and 1995


                                 (With Independent Auditors' Report Thereon)

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                    Index to Consolidated Financial Statements




                                                                                                        Page
Independent Auditors' Report                                                                            F-2


Consolidated Financial Statements and Notes:


      Consolidated Statements of Financial Condition -
         May 31, 1997 and 1996                                                                       F-3 to F-4

      Consolidated Statements of Income -
         Years ended May 31, 1997, 1996 and 1995                                                        F-5

      Consolidated Statements of Changes in Stockholders' Equity -
         Years ended May 31, 1997, 1996 and 1995                                                         F-6

      Consolidated Statements of Cash Flows -
         Years ended May 31, 1997, 1996 and 1995                                                     F-7 to F-9

      Notes to Consolidated Financial Statements                                                    F-10 to F-24


The following financial statement schedule is submitted herein on the pages indicated below:

         Schedule I - Condensed Financial  Statements of the Registrant (Parent)
             - May 31, 1997 and 1996
             and Years ended May 31, 1997, 1996 and 1995                                             S-1 to S-6


All other financial statement schedules and supplementary data are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or the notes thereto.

                                           Independent Auditors' Report


The Board of Directors and Stockholders of
The Sherwood Group, Inc.:


We have audited the accompanying consolidated statements of financial condition of The Sherwood Group, Inc. and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sherwood Group, Inc. and Subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997 in conformity with generally accepted accounting principles.

In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in answer to Item 14(d). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP

July 22, 1997

                                             THE SHERWOOD GROUP, INC.

                                                 AND SUBSIDIARIES

                                  Consolidated Statements of Financial Condition

                                               May 31, 1997 and 1996





                                  Assets                                             1997               1996
                                                                                     ----               ----
Cash                                                                        $         3,033,818            470,313
Funds segregated for customers                                                           29,203                 -
Receivables:
    Brokers and dealers                                                              58,047,183         78,628,199
    Other (note 11)                                                                     599,725            489,867

Securities owned, at market value (note 4)                                           45,696,436         32,181,980
Investment securities not readily marketable,
    at fair value                                                                       501,320            401,320
Investment in partnerships (note 3)                                                      12,984            261,286
Loans and notes receivable (note 11)                                                    830,589            697,258
Furniture, fixtures, equipment, and leasehold
    improvements - at cost, net of accumulated
    depreciation and amortization (note 6)                                           20,263,511         12,955,614
Computer software - at cost, net of accumulated
    amortization of $929,942 at May 31, 1997 and
    $493,936 at May 31, 1996                                                          1,853,693            766,256
Intangible assets, net of accumulated
    amortization of $535,853 at May 31, 1997
    and $1,245,176 at May 31, 1996 (note 3)                                           6,727,958          2,943,104
Exchange memberships (market value $7,957,750
    at May 31, 1997 and $2,827,500 at May 31, 1996) (note 7)                          7,416,496          1,166,496
Subordinated notes receivable (note 9)                                                3,000,000          3,250,000
U.S. Treasury obligations, held as collateral                                         7,815,254          7,782,514
Deferred tax asset, net of valuation allowance (note 8)                               2,220,472                 -
Other assets                                                                          2,112,083          1,260,822
                                                                                 --------------    ---------------


                  Total assets                                              $       160,160,725        143,255,029
                                                                                 ==============    ===============


                                             (Continued)

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                             Consolidated Statements of Financial Condition, Continued

              Liabilities and Stockholders' Equity                                   1997               1996
                                                                                     ----               ----
Liabilities:
    Securities sold, not yet purchased, at market
       value (note 4)$                                                               25,129,290         18,827,302
    Accounts payable and accrued expenses,
       including  compensation payable to officers
       and employees of $11,831,551 at May 31, 1997
       and $15,553,291 at  May 31, 1996 (note 14)                                    31,734,213         24,212,338
    Secured demand notes payable (note 9)                                             3,000,000          3,250,000
    Income taxes payable (note 8)                                                       302,501          5,338,326
    Minority interest in Equitrade                                                    7,720,236          5,057,508
                                                                                 --------------    ---------------

                  Total liabilities                                                  67,886,240         56,685,474
                                                                                 --------------    ---------------

Commitments and contingencies (notes 14 and 15)

Stockholders' equity (notes 10, 12 and 13):
    Preferred stock - $.01 par value; 1,000,000 shares
       authorized, none issued                                                               -                  -
    Class A common stock - $.01 par value;
       50,000,000 shares authorized, none issued                                             -                  -
    Common stock - $.01 par value; 50,000,000 shares
       authorized, 14,343,201 shares issued at May 31,
       1997 and 1996                                                                    143,432            143,432
    Additional paid-in capital                                                       57,189,985         56,958,790
    Retained earnings                                                                47,215,833         37,936,140
                         ----------------------------------------------------------------------    --------------
                                                                                    104,549,250         95,038,362

    Less:  Treasury stock - at cost,
           1,648,536 shares at May 31, 1997 and
           1,313,469 shares at May 31, 1996                                         (12,274,765)        (8,468,807)
                                                                                 ---------------   ---------------

                  Total stockholders' equity                                         92,274,485         86,569,555
                                                                                 --------------    ---------------


                  Total liabilities and stockholders' equity                 $      160,160,725        143,255,029
                                                                                 ==============    ===============


See accompanying notes to consolidated financial statements.

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                         Consolidated Statements of Income
                                      Years ended May 31, 1997, 1996 and 1995

                                                                      1997              1996              1995
--------------------------------------------------------------------------------------------------------------

Revenue:
    Firm securities transactions - net                        $  122,658,577       129,788,217       77,998,126
    Commission income                                             32,638,949        30,723,379        4,412,331
    Floor brokerage income                                        14,588,057        11,419,504        2,389,616
    Equity income (loss) in partnerships (note 3)                    (26,176)           40,106        3,597,096
    Investment securities gains realized                                -               -                76,375
    Interest and dividends                                         7,774,806         5,907,779        3,465,614
    Fee income                                                     2,521,713         1,353,686          395,417
    Other                                                            913,051           952,537          640,804
                            -----------------------------------------------------    ---------      ----------------

                  Total Revenue                                  181,068,977       180,185,208      102,975,379
                                                                 ---------------   ------------     -----------

Expenses:
    Clearing and related brokerage charges                        57,282,285        55,631,233       34,765,052
    Compensation and benefits
       (notes 10, 12 and 14)                                      59,398,845        57,536,289       31,375,322
    Communications   11,252,936                                   10,767,515         6,370,985
    Depreciation and amortization                                  4,891,324         4,079,015        1,797,575
    Advertising costs                                              2,801,700         1,724,117        2,605,167
    Occupancy costs and equipment rental (note 14)                 2,681,439         3,165,851        1,855,771
    Professional fees                                              3,533,937         2,243,338        1,571,828
    Travel and entertainment                                       1,858,191         1,502,228        1,228,287
    Repairs and maintenance                                          954,072           553,521          438,262
    Interest                                                         429,378           320,812           50,984
    Litigation settlement (note 15)                                9,187,500            -
-
    Other                                                          4,479,601         3,501,198        1,906,079
                          --------------------------------------------------    --------------    -------------

                  Total Expenses                                 158,751,208       141,025,117       83,965,312
                                                              ---------------   ---------------      ----------

                  Income before minority interest
                     and income taxes                             22,317,769        39,160,091       19,010,067

Income of Equitrade allocated to minority partners                (4,326,095)       (3,628,986)        (770,041)
                                                              ---------------   --------------     ------------

                  Income before income taxes                      17,991,674        35,531,105       18,240,026

Income taxes (note 8)                                              8,711,981        15,399,177        3,625,138
                                                              -------------     --------------    -------------

                  Net income                                  $    9,279,693        20,131,928       14,614,888
                                                                  =========     ==============   ==============

                  Net income per common share                 $          .72              1.52             1.07
                                                                         ===              ====             ====


Weighted average common shares outstanding:                      12,941,287         13,200,867       13,624,603
                                                              ==============         ==========       ==========

See accompanying notes to consolidated financial statements.
F-5





                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                            Consolidated Statements of Changes in Stockholders' Equity

                                      Years ended May 31, 1997, 1996 and 1995



                                                                Additional
                                        Common         Common    paid-in      Retained      Treasury      Treasury
                                        shares          stock    capital      earnings       shares         stock          Total
                                        ------          -----    -------      --------       ------          -----          -----

Balance at May 31, 1994               14,343,201    $    143,432  58,134,052   3,189,324   (1,694,790)    (8,156,069) $  53,310,739

Net income                                -                  -       -        14,614,888       -              -          14,614,888

Acquisition of treasury stock             -                  -       -             -         (338,700)    (1,948,126)    (1,948,126)
                                   -------------     -------------------------------------- ------------- -------------- ----------

Balance at May 31, 1995               14,343,201         143,432  58,134,052  17,804,212   (2,033,490)   (10,104,195)    65,977,501

Net income                                    -              -           -    20,131,928           -              -      20,131,928

Issuance of treasury stock upon exercise
   of options                                 -              -    (1,175,262)         -     1,346,000      7,184,518      6,009,256

Acquisition of treasury stock                 -              -           -            -      (625,979)    (5,549,130)    (5,549,130)
                                   -------------    ------------   -------------- ----------------------------------------- -------

Balance at May 31, 1996               14,343,201         143,432  56,958,790  37,936,140   (1,313,469)    (8,468,807)    86,569,555

Net income                                                                     9,279,693                                  9,279,693

Acquisition of treasury stock                                                                (429,094)    (4,462,830)    (4,462,830)

Issuance of treasury stock upon
     exercise of options                                             231,195                   94,027        656,872        888,067
                                  --------------   -------------------------  --------------  --------------------------- ---------

Balance at May 31, 1997               14,343,201    $    143,432  57,189,985  47,215,833   (1,648,536)   (12,274,765)$   92,274,485
                                   =============   =============  ======================== =============  ============== ==========


See accompanying notes to consolidated financial statements.

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows

                                      Years ended May 31, 1997, 1996 and 1995







                                                                      1997               1996               1995
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                       $ 9,279,693        20,131,928          14,614,888

    Non-cash items included in net income:
       Equity (income) loss in partnerships                               26,176           (40,106)         (3,597,096)
       Depreciation and amortization                                   4,891,324         4,079,015           1,797,575
       Gain on sale of investment
          securities not readily marketable                                   -                 -              (76,375)
       Income of Equitrade allocated to
          minority partners                                            4,326,095         3,628,986             770,041
       Provision for deferred taxes                                   (2,220,472)               -                   -
       Loss on sale of subsidiary                                        123,006                -                   -
       Tax benefit related to employee compensation
          arrangements                                                        -          4,490,000                  -

    (Increase) decrease in operating assets:
       Funds segregated for customers                                    (29,203)               -                   -
       Receivables:
          Brokers and dealers                                         23,344,762       (30,825,770)          3,171,467
          Other                                                          (78,693)         (265,818)            154,406
       U.S. Treasury obligations held as collateral                      (32,740)           89,337          (3,062,677)
       Securities owned, at market value                              (9,733,796)        9,595,915         (23,974,582)
       Other assets (net of deposits on furniture,
          fixtures, equipment and leasehold
          improvements)                                                 (457,385)          138,418          (3,317,430)

    Increase (decrease) in operating liabilities:
       Securities sold, not yet purchased, at
          market value                                                 4,790,211        (5,797,653)         13,550,853
       Accounts payable and accrued expenses                           6,814,638         7,138,010           1,215,495
       Income taxes payable                                           (4,987,878)        3,972,470           1,126,949
                                                                 ----------------   --------------      --------------

                Net cash provided by operating
                   activities                                         36,055,738        16,334,732           2,373,514
                                                                 ---------------    --------------      --------------


                                                    (Continued)
F-7

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows, Continued


                                                                       1997                1996               1995
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Distributions from partnerships                                  $     5,150            31,000           2,641,956
    Proceeds from sales of investment securities
       not readily marketable                                                 -                 -               99,575
    Payment for purchase of investment securities
       not readily marketable                                           (100,000)               -                   -
    Loans made and notes issued to employees and
       officers                                                         (237,652)       (1,738,840)           (242,500)
    Principal collected on notes receivable                              104,321         1,683,617           1,039,107
    Purchases of furniture, fixtures and

       equipment and leasehold improvements                          (11,429,602)      (12,556,959)         (1,887,179)
    Purchases of computer software                                    (1,413,233)         (537,136)            (28,019)
    Acquisition of intangible asset                                   (4,128,024)               -           (2,650,000)
    Payment for purchase of non-compete
       agreement                                                        (188,780)          -                  (250,000)
    Purchase of subsidiaries (net of cash,
       intangibles and exchange memberships
       acquired)                                                      (6,311,493)               -                   -
    Purchase of exchange memberships                                  (6,250,000)               -                   -
    Issuance of subordinated note                                       (500,000)               -                   -
    Principal collected on subordinated note                             500,000                -            1,000,000
                                                                 ---------------    --------------      --------------

          Net cash used in investing activities                      (29,949,313)      (13,118,318)           (277,060)
                                                                 ---------------    --------------      --------------

Cash flows from financing activities:
    Purchase of treasury stock                                        (3,569,937)       (2,061,876)         (1,948,126)
    Proceeds from exercise of options                                         -            635,000                  -
    Capital contribution by minority interest                            185,658            29,575             500,000
    Capital withdrawals by minority interest                          (1,849,025)       (1,942,273)           (647,143)
                                                                 ---------------    --------------      --------------

          Net cash used in financing activities                       (5,233,304)       (3,339,574)         (2,095,269)
                                                                 ---------------    --------------      --------------

          Net increase (decrease) in cash                                873,121          (123,160)              1,185

Cash acquired due to consolidation of:
    Equitrade as of March 1, 1995                                             -                 -              117,555
    Anvil as of January 24, 1997                                          22,740                -                   -
    SHD Corporation as of May 2, 1997                                  1,667,644                -                   -

Cash at beginning of year                                                470,313           593,473             474,733
                                                                 ---------------    --------------      --------------

Cash at end of year                                           $        3,033,818           470,313             593,473
                                                                 ===============    ==============      ==============


                                                   (Continued)
F-8

                                         THE SHERWOOD GROUP, INC.
                                             AND SUBSIDIARIES

                            Consolidated Statements of Cash Flows, Continued





Supplemental disclosures of cash flow information:
     Income tax payments totaled $15,946,000, $6,948,770 and $2,842,399 during the years ended May 31, 1997, 1996 and 1995, respectively.

     Interest payments totaled $658,276, $890,495 and $50,984 for the years ended May 31, 1997, 1996 and 1995, respectively.

Supplemental disclosures of non-cash investing and financing activities:

     As a result of the sale of its subsidiary, Stock Market Index, Inc., during December 1996, the Company wrote off the remaining book value of certain computer software and intangible assets aggregating $255,193. In addition, as part of the sale, the Company received a note in the face amount of $132,187 from the buyer, resulting in a net loss of $123,006.

     On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. Accordingly, the assets, liabilities and stockholder's equity of Anvil have been consolidated with those of the Company as of the acquisition date. The increases or decreases in operating assets and liabilities reflected in the consolidated statement of cash flows for the year ended May 31, 1997 exclude amounts for the assets and liabilities of Anvil which were assumed as part of the acquisition.

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

     On May 2, 1997, the Company acquired 100% of the common stock of Dresdner-NY Incorporated, subsequently renamed SHD Corporation ("SHD"). Accordingly, the assets, liabilities and stockholder's equity of SHD have been consolidated with those of the Company as of the acquisition date. The increases or decreases in operating assets and liabilities reflected in the consolidated statement of cash flows for the year ended May 31, 1997 exclude amounts for the assets and liabilities of SHD which were assumed as part of the acquisition.


See accompanying notes to consolidated financial statements.

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

                                            May 31, 1997, 1996 and 1995



(1)    Organization and Business

       The Sherwood Group, Inc. and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities"). National Discount Brokers ("NDB"), another registered broker-dealer, is a division of the Company's wholly owned subsidiary, Triak Services Corp. The Company has a 60% special limited partnership interest in Equitrade Partners ("Equitrade"), which is a specialist for securities listed on The New York Stock Exchange ("NYSE"). The company also acquired a further limited partnership interest in Equitrade on May 2, 1997 which is described below. Sherwood Securities is a also a specialist for securities listed on the American Stock Exchange. During May 1996, the Company commenced operations of a new wholly owned subsidiary, MXNet Inc. ("MXNet"), formerly Market Distribution Concepts Inc. MXNet delivers comprehensive technical solutions to trading organizations. As of December 31, 1996, the Company divested itself of its investment in Stock Market Index, Inc., a wholly owned subsidiary. Finally, on January 24, 1997, the Company acquired, from its joint venture partner the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture.

       On May 2, 1997, the Company acquired all the stock of SHD Corporation (formerly Dresdner-NY Incorporated), which is engaged in the specialist business on the NYSE. The assets, including four seats on the NYSE, except cash, and liabilities of SHD Corporation ("SHD") were then contributed by SHD to Equitrade in exchange for a limited partner interest. Two employees of SHD retained a portion of the specialist book of SHD and also became limited partners of Equitrade. SHD is entitled to 38.4% of the net profits and net losses from the activities of this specialist book.


(2)    Summary of Significant Accounting Policies

       (a)    The consolidated  financial statements include the accounts of the
              Company   and  its   subsidiaries.   Intercompany   accounts   and
              transactions have been eliminated in consolidation.

       (b) Firm securities transactions and related revenues and expenses are recorded on a trade-date basis.

       (c) Securities owned and securities sold, not yet purchased, are carried at the last quoted "bid" and "ask" prices, respectively. The resulting difference between cost and market value is included in firm securities transactions - net in the consolidated statements of income. U.S. Treasury obligations are carried at market value.

                                    THE SHERWOOD GROUP, INC.
                                        AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements, Continued



(2),  Continued

       (d) For all subsidiaries, except MXNet, furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of five to ten years. Computer software is amortized using the straight-line method over its estimated useful life of three years. Leasehold improvements are amortized using the straight-line method over the terms of the leases or the useful lives of the improvements, whichever is less. MXNet depreciates all furniture, fixtures, equipment and computer software over three years.

       (e) Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding (adjusted for the assumed conversion of outstanding common stock options at average month-end and year-end market prices, the "treasury-stock method") during each of the years. The effect of common stock equivalents is not material.

       (f) Certain prior year amounts have been reclassified to conform with the fiscal year ended May 31, 1997 presentation.

       (g)    Deferred   income  taxes  are   recognized   for  the  future  tax
              consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

       (h) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       (i) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), for periods beginning after December 15, 1995. SFAS No. 121
              requires   that  long  lived  assets  and  certain   identifiable
              intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances would indicate that the carrying amount of an asset may not be recoverable. Management of the Company believes that there were no events or changes in circumstances that would indicate that the carrying amounts as of May 31, 1997, of its long-lived and intangible assets may not be recoverable.

                                   THE SHERWOOD GROUP, INC.
                                       AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements, Continued



(2),  Continued

      (j) In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), for periods beginning after December 15, 1995. SFAS No. 123 replaces the current standard used to calculate compensation expense in regard to stock-based compensation, Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, compensation expense would be recorded on the date of an option grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 permits an entity to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      (k) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), for periods ending after December 15, 1997. Statement 128 replaces the current standard used to calculate primary earnings per share, Accounting Principles Board Opinion No. 15 ("APB 15"). Statement 128 requires a calculation of basic earnings per share, as well as a dual presentation of basic and diluted earnings per share on the face of the statement of income. Basic earnings per share differs from primary earnings per share under APB 15 in that dilution for common stock equivalents is excluded. Basic earnings per share under Statement 128 for the three years ended May 31, 1997 would not have been materially different than primary earnings per share under APB 15.


 (3)   Investment in Partnerships

       On May 2, 1997, SHD contributed to Equitrade all its assets, except cash and broker receivables, and liabilities to Equitrade for a 38.4% limited partnership interest in the net profits and net losses from the specialist activities associated with the contributed assets. Among the assets contributed was an intangible asset for $4,150,000 paid by the Company as additional purchase price for the right to specialize in these securities. The intangible asset is being amortized on a straight line basis over ten years.

       The Company is a 60% special limited partner in Equitrade. In connection with certain transactions which took place in 1995 and are discussed below, the Company issued Equitrade an additional $10,000,000 in subordinated debt. This transaction, in conjunction with previously issued subordinated debt of $2,000,000 and the 60% special limited partnership interest, led to the determination that consolidation was required commencing March 1995. Prior to this determination, the Company accounted for Equitrade on an

                                   THE SHERWOOD GROUP, INC.
                                      AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements, Continued



(3),  Continued

       equity basis. The Company's share of Equitrade's profits subsequent to consolidation was approximately $1,322,000 for the period March 1995 to May 1995 and $5,507,000 and $6,190,235 for the years ended May 31, 1996 and May 31, 1997, respectively. In accordance with the terms of the amended and restated partnership agreement dated May 2, 1997, except for certain specialist positions, the net profits and losses of Equitrade are allocated to its partners prior to the amortization of restrictive covenants and other partnership intangibles. The first $800,000 of net profits, or the pro rata part thereof if less than a period of twelve months, is allocated 100% to the Company. Net profits in excess of $800,000, or the pro rata part thereof if less than a period of twelve months, are allocated 60% to the Company. The Company is entitled to 30% of the net profits and net losses from a portion of the Equitrade portfolio acquired in May 1995 and 38.4% of the net profits and net losses of the specialist activities of SHD which were contributed to Equitrade.

       On February 21, 1995, Equitrade purchased certain security positions from a NYSE specialist. Equitrade paid additional consideration of $1,400,000 for the right to specialize in these securities. This intangible asset is being amortized on a straight line basis over 15 years.

       On May 1, 1995, Equitrade purchased certain security positions from a NYSE specialist. Equitrade paid additional consideration of $1,250,000 for the right to specialize in these securities and $250,000 for a not-to-compete covenant. These intangible assets are being amortized on a straight line basis over 15 years.

       On April 1, 1993, the Company entered into a joint venture agreement with a minority broker-dealer wherein the Company acquired a 49% limited partnership interest in Anvil Institutional Services Company (the "Anvil Joint Venture") for $490. The Anvil Joint Venture, in turn, purchased 100% of the capital stock of Chouteau, Gilmore & Sherriff, Inc. ("CGS"), a broker-dealer registered in New York and California. Subsequently, CGS was renamed Anvil Institutional Services Inc. ("Anvil"). On July 29, 1994, the Company made an additional contribution of $246,562, in the form of treasury securities with a face value of $250,000, to the Anvil Joint Venture. On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of the Anvil Joint Venture that it did not previously own. The Company, therefore, became the 100% owner of Anvil.


(4)    Financial Instruments and Concentration of Credit Risk

       The Financial Accounting Standards Board's Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires that all entities disclose the fair value of financial instruments, as defined, for both assets and liabilities recognized and not recognized in the consolidated statement of financial condition. The Company's financial instruments, as defined, are carried at or approximate fair value.

                                       THE SHERWOOD GROUP, INC.
                                           AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements, Continued


(4),  Continued

       Marketable securities owned and sold, not yet purchased, consist of securities as follows:

                  Securities owned                                               1997             1996
                  ----------------                                               ----             ----

                  Corporate equities                                     $     40,183,144     32,181,980
                  U.S. Government obligations                                   5,513,292                -
                                                                            -------------     ------------
                           Total                                         $     45,696,436        32,181,980
                                                                            =============     =============

                  Securities sold, not yet purchased

                  Corporate equities                                           25,129,290        18,827,302
                                                                            -------------     -------------
                           Total                                         $     25,129,290        18,827,302
                                                                            =============     =============

       In the normal course of business, Sherwood Securities, NDB, Anvil and Equitrade execute securities transactions on behalf of customers through clearing brokers. In connection with these activities, a customer's unsettled trades may expose Sherwood Securities, NDB, Anvil and Equitrade to off-balance-sheet credit risk in the event the customer is unable to fulfill its contractual obligations. Sherwood Securities, NDB, Anvil and Equitrade seek to control the risk associated with their customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

       Sherwood Securities and Equitrade conduct substantially all their principal trading activities through broker-dealers based in the New York Metropolitan area. At May 31, 1997, all principal security positions were in the possession or control of their clearing brokers. Credit exposure may result in the event that Sherwood Securities' or Equitrade's clearing brokers are unable to fulfill their contractual obligations. The subsequent settlement of open positions at May 31, 1997 had no material adverse effect on the financial position of Sherwood Securities or Equitrade.

       During the normal course of business Sherwood Securities and Equitrade may sell securities which have not yet been purchased, which represent obligations of Sherwood Securities and Equitrade to deliver the specified security at a later date, thereby creating a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance-sheet market risk as Sherwood Securities and Equitrade's ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recorded in the consolidated statement of financial condition. Sherwood Securities and Equitrade seek to control such market risk through the use of internal monitoring guidelines. Neither Sherwood Securities nor Equitrade engage in any derivative activities.


(5)    Cash and Securities Segregated Under Federal and Other Regulations

       Sherwood Securities, NDB and Anvil have been granted exemptions by the National Association of Securities Dealers, Inc. ("NASD") from the computation for determination of reserve requirements for broker-dealers under subparagraph (k)(2)(ii) of the Securities

                                        THE SHERWOOD GROUP, INC.
                                            AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements, Continued


(5),  Continued

       and Exchange Commission's ("SEC") Rule 15c3-3. Under the (k)(2)(ii) exemption, Sherwood Securities, NDB and Anvil execute all customer transactions through a clearing broker and do not maintain custody of customer funds or securities. Sherwood Securities, NDB and Anvil were in compliance with the conditions of this exemption during the years ended May 31, 1997, 1996 and 1995.


 (6)   Furniture, Fixtures, Equipment and Leasehold Improvements

       Furniture, fixtures, equipment and leasehold improvements consisted of the following:

                                                                                           May 31,
                                                                                1997              1996

                  Furniture, fixtures and equipment                      $    24,890,286            19,019,267
                  Leasehold improvements                                       3,047,594             2,068,512
                                                                          --------------       ---------------
                                                                              27,937,880            21,087,779

                  Less accumulated depreciation
                      and amortization                                         7,674,370             8,132,165
                                                                          --------------       ---------------

                                                                         $    20,263,510            12,955,614
                                                                          ==============       ===============

       During the fiscal year ended May 31, 1996, the Company abandoned its headquarters in New York City and relocated to Jersey City, New Jersey. Consequently, the Company accelerated the depreciation and amortization of all assets abandoned. Such excess depreciation and amortization aggregated $592,480 for furniture, fixtures and equipment and $48,638 for leasehold improvements.


(7)    Acquisition of SHD Corporation (Formerly Dresdner-NY Incorporation)

       On May 2, 1997, the Company acquired 100% of the stock of Dresdner-NY Incorporated (subsequently renamed SHD Corporation), a NYSE specialist firm, from Dresdner Bank AG for the purchase price of $15,261,493 which included four NYSE seats with a market value of $4,800,000. The purchase price resulted in an intangible asset amounting to $4,150,000 which is being amortized on a straight line basis over 10 years. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of SHD Corporation are included in the accompanying consolidated statement of income from the acquisition date.

       Presented below are unaudited pro forma combined results of operations of the Company and Dresdner-NY Incorporated. Amounts presented for the years ended May 31, 1997 and 1996 give effect to the acquisition of Dresdner-NY Incorporated as if the transaction was consummated at the beginning of each of the periods presented.

                                 THE SHERWOOD GROUP, INC.
                                      AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements, Continued


(7), Continued

                                                       (In thousands, except share data)

                                                                                 Years ended May 31,
                                                                               1997               1996

                Revenues                                                 $      182,891            187,071
                Net income                                                        8,406             20,512
                Net income per common share                              $         0.65               1.55

                Shares used in computation                                    2,941,287         13,200,867
                                                                              ---------         ----------

       The unaudited pro forma combined results of operations is presented for comparative purposes only and is not necessarily indicative of the actual results that would have occurred if the acquisition had been consummated at the beginning of the periods presented, or of future operations of the combined companies under the ownership and management of the Company.


(8)    Income Taxes

       The Company will file its consolidated Federal and combined state and local income tax returns (inclusive of all subsidiaries except Equitrade) based on a May 31, 1997 year end.

       The current Federal, state and local income tax provisions for the years ended May 31, 1997, 1996 and 1995 have been provided based on the appropriate tax computation for each jurisdiction.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At May 31, 1997, the Company had net deferred tax assets which are primarily due to differences in reserves and expenses, primarily $4,593,750 of remaining payments due pursuant to the terms of the Company's settlement agreement, as amended, in the case entitled In re NASDAQ Market-Makers Antitrust Litigation, allowable for book and tax purposes. Management of the Company established a valuation allowance of $154,615, which represents 100% of the net deferred tax asset of MXNet, because it concluded that it was more likely than not that a significant portion of the benefit would not be realized.

       The provisions for income taxes included in the accompanying consolidated statements of income are as follows:
                                                                            Years ended May 31,
                                                                1997              1996              1995
       Federal:
          Current                                         $     7,225,411       12,366,631          1,108,941
          Deferred benefit                                     (1,203,645)              -                  -
                                                             ------------     ------------       -----------

                                                                6,021,766       12,366,631          1,108,941
                                                             ------------     ------------       ------------
F-16




                                       THE SHERWOOD GROUP, INC.
                                          AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements, Continued


 (8), Continued

       State and local:
          Current                                               3,707,042        3,032,546          2,516,197
          Deferred benefit                                     (1,016,827)              -                  -
                                                             ------------     ------------       -----------

                                                                2,690,215        3,032,546          2,516,197
                                                             ------------     ------------       ------------

                                                          $     8,711,981       15,399,177          3,625,138
                                                             ============     ============       ============

       A reconciliation of the differences between the income tax provisions and the amounts computed by applying the statutory Federal income tax rate is as follows:

                                                                            Years ended May 31,
                                                                1997               1996             1995

       Statutory provision on pretax income             $       6,297,086       12,435,887        6,384,009

       State and local taxes, net of Federal tax                1,748,640        1,971,155        1,635,528

       Tax effect of meals and entertainment
           and club dues                                          242,785          193,967        160,475

       Tax effect of utilization of
           net operating loss carryforwards                            -                -         (4,687,406)

       Other - net                                                423,470          798,168        132,532
                                                             ------------       ----------      ---------

                  Income tax provision                  $       8,711,981       15,399,177        3,625,138
                                                             ============       ==========      ===========


 (9)   Subordination Agreements

       On March 23, 1992, Equitrade entered into three subordination agreements in the aggregate amount of $3,000,000. Such notes are due on March 23, 1998 and contain a yearly automatic roll-over provision. In connection with these agreements, the lenders pledged marketable securities with a market value in excess of $3,000,000.


(10)   Common Stock and Stock Options

      (a) The Company  maintained  an  Employee  Stock  Ownership  Plan
          ("ESOP") which was discontinued by a resolution of the Board of Directors on July 15, 1993. On July 12, 1993, prior to the final distribution of shares from the ESOP, the Company offered to buy those shares from the ESOP participants at $3.875 per share. 192,795 shares out of 567,819 of such shares held by ESOP participants were accepted for payment and 373,501 shares were distributed to the participants, of which 297,377 shares were rolled over to the Sherwood Securities Corp. 401(k) Plan (see note 12). Participants representing 1,523 shares did not respond. Those shares were remitted to various state agencies as unclaimed property. F-17

                                       THE SHERWOOD GROUP, INC.
                                            AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements, Continued

(10), Continued

      (b) The  Company  had an  employee  stock  option plan (the "1983
          Plan") which was amended and restated in January 1987, to provide for the issuance of up to a maximum of 10,000,000 shares of the Company's common stock to directors, officers and key employees. Options were granted for terms of up to ten years. On August 5, 1993, the Board of Directors voted to allow the 1983 Plan to expire as of August 9, 1993, thereby canceling 8,509,001 unoptioned shares previously reserved for the 1983 Plan. On October 24, 1995, the stockholders of the Company approved The Sherwood Group, Inc. 1995 Stock Option ( the "1995 Plan") allowing for the issuance of up to 767,200 shares of the Company's common stock pursuant to stock options and permitting the issuance of stock appreciation rights in connection with the issuance of stock options. The Compensation Committee, pursuant to the 1995 Plan, has issued to employees exercising options under the 1983 Plan new options (reload options) in an amount equal to the number of shares of common stock of the Company used to satisfy the exercise price and the withholding taxes due upon exercise of the options. Generally, options granted under the 1995 Plan have provided for vesting six months after the date of grant. At May 31, 1997, 207,316 shares were available for future grant under the 1995 Plan. The following table summarizes transactions in stock options granted under the 1983 Plan and the 1995 Plan during the three years ended May 31, 1997:

                                                                 Optioned shares
                                                      Number of             Exercise price
                                                       shares                  per share

         Balance at May 31, 1994                      1,379,333         $1.00  -  $3.625
              Options canceled                          (33,333)              1.00
                                                          -----         ----------------
         Balance at May 31, 1995                      1,346,000            1.00 - 3.625
              Options exercised                      (1,346,000)           1.00 - 3.625
              Options granted - reload                  394,697           7.9375 - 9.1875
                                                       --------           ---------------
         Balance at May 31, 1996                        394,697           7.9375 - 9.1875
              Options exercised                         (94,027)          7.9375 - 9.1875
              Options granted - reload                   88,187             10.125
              Options granted - original                 77,000           11.000 - 11.375
                                                         ------          ---------------
         Balance at May 31, 1997                        465,857         $ 7.9375 - 11.375
                                                      =========           ===============

       (c) The Company accounts for its stock option plan in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB 25 and

                                                       F-18
                                       THE SHERWOOD GROUP, INC.
                                           AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements, Continued


 (10), Continued

              provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the option plan in the years ended May 31, 1997 and 1996, respectively: dividend yield of 0% and 0%, expected volatility of 34.49% and 37.28%, risk-free interest rate ranging from 4.92% to 6.50% and 4.92% to 5.54%, and expected lives of 3 years.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

              For purposes of pro forma disclosures the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The Company's pro forma net income and net income per share is as follows for the years ended May 31, 1997 and 1996:

                                                                                        Years Ended May 31
                                                                                     1997                1996
                  Net income:
                     As reported                                            $       9,279,693   $       20,131,928
                     Fair value of options on grant date as
                         compensation expense                                        (346,631)            (362,666)
                                                                                 ------------       --------------


                     Pro forma                                              $       8,933,062   $       19,769,262
                                                                                    =========       ==============

                  Net income per common share:
                     As reported                                            $             .72       $         1.52
                     Fair value of options on grant date as
                         compensation expense                                            (.03)                (.02)
                                                                                 ------------       --------------

                     Pro forma                                              $             .69       $         1.50
                                                                                 ============        =============

              The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.
F-19

                                        THE SHERWOOD GROUP, INC.
                                            AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements, Continued


 (10), Continued

       The weighted-average fair value of options granted under the 1995 Plan during the year ended May 31, 1997 was $10.69. The average remaining contractual life of the options outstanding at May 31, 1997 was nine years.


(11)   Related Party Transactions and Principal Stockholders

       S.G.I. Partners, L.P. ("SGI"), whose general partner is controlled by a director of the Company, is a partnership formed to hold the stock of the Company. As of May 31, 1997, SGI and the Chief Executive Officer of the Company are the beneficial owners of approximately 32% and 22%, respectively, of the Company's common shares. Such beneficial ownership includes shares of common stock underlying currently exercisable options in the case of the Chief Executive Officer.

       Included in note receivable at May 31, 1997 and 1996 are notes due from officers of the Company amounting to approximately $379,000 and $419,000, respectively.

       Included in other receivables at May 31, 1996 is an amount due from Anvil and the Anvil Joint Venture aggregating approximately $338,000. As of January 24, 1997, the Company acquired from the Anvil Joint Venture partner the remaining 51% of the Anvil Joint Venture that it did not previously own. Included in other receivables at May 31, 1997 and 1996 is interest on the notes receivable from the Company's officers of approximately $15,000 and $17,000, respectively.

       The Company enters into short-term borrowing facilities with Spear Leeds & Kellogg ("SLK") for the purpose of financing trading positions. Certain officers and directors of SLK are also partners of SGI. As of May 31, 1997, no such borrowings are outstanding.


 (12)  Employee Benefit Plans

       On April 20, 1992, the Board of Directors voted to form a 401(k) profit-sharing plan (the "Plan"). Under the provisions of the Plan, employees of the Company (except Equitrade) are eligible to participate if they were employed on February 1, 1992; otherwise, employees must complete six months of service and attain age 21. Annual contributions to the Plan total the amount of salary reduction employees elect and a discretionary matching Company contribution determined by the Board of Directors of The Sherwood Group, Inc. For the years ended May 31, 1997 and 1996, there were discretionary Company contributions to the Plan of $63,699 and $48,029, respectively, which are included in compensation and benefits in the accompanying consolidated statements of income. During the year ended May 31, 1995, there was no discretionary Company contribution to the Plan.

       Equitrade sponsors, for its eligible employees, the Equitrade Partners 401(k) Savings Plan, wherein Equitrade contributes a matching contribution equal to one-half of the first 4% of an employee's contribution. For the years ended May 31, 1997 and 1996 and the period from March 1, 1995 to May 31, 1995, Equitrade contributed $46,749, $43,011, and $5,587, respectively.
F-20

                                      THE SHERWOOD GROUP, INC.
                                          AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements, Continued


(13)   Net Capital Requirements

       Sherwood Securities, NDB, Equitrade, Anvil and SHD are subject to the SEC Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. As of May 31, 1997, Sherwood Securities had regulatory net capital of approximately $19,041,000, or approximately $18,041,000 in excess of required net capital, NDB had regulatory net capital of approximately $2,429,000, or approximately $2,049,000 in excess of required net capital, Equitrade had regulatory net capital of approximately $28,380,000, or approximately $28,130,000 in excess of required net capital, Anvil had regulatory net capital of approximately $362,000, or approximately $312,000 in excess of regulatory net capital, and SHD had regulatory net capital of approximately $1,460,000, or approximately $1,360,000 in excess of regulatory net capital.

       The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule.

       From time to time, the Company has needed to borrow funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis.

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


(14)   Commitments

       The Company has non-cancelable operating leases for rental of office space at its various locations. All leases are subject to escalation for increases in taxes, fuel and other costs.

       Commitments for minimum lease payments under non-cancelable operating leases as of May 31, 1997 are as follows, exclusive of escalation charges:

                    Fiscal year ending May 31,
                              1998                                                $       2,091,000
                              1999                                                        2,030,000
                              2000                                                        1,953,000
                              2001                                                        2,013,000
                              2002                                                        3,048,000

                              Thereafter                                                 10,089,000
                                                                                      -------------

                                                                                  $      21,224,000

The Company has free rent periods which are being amortized over the lives of the leases.
F-21

                                       THE SHERWOOD GROUP, INC.
                                          AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements, Continued



(14), Continued

       Included in occupancy costs and equipment rental expenses are office rental expenses of approximately $2,535,000, $2,729,000 and $1,585,000 for the years ended May 31, 1997, 1996 and 1995, respectively.

       The Company has had employment contracts with the Chief Executives Officer ("CEO") commencing on January 1, 1993. During December 1995, the CEO exercised his option to extend his then current contract until May 31, 1997. Remuneration under these contacts consisted of base salary and a cash bonus based on the Company's Income ( defined as consolidated income before taxes and the payment or accrual of the CEO's annual cash bonus). The annual cash bonus is equal to 10% of the first $5 million of Income, 15% on the next $8 million of Income, and 18% of Income in excess of $13,000,000. During March 1996, the CEO agreed to amend his agreement so that he would receive additional compensation at 15%, rather than 18%, of Income on amounts in excess of $19,746,019 for the fiscal year ended May 31, 1996. Included in accounts payable and accrued liabilities is approximately $1,251,000 and $3,897,000 due to the CEO at May 31, 1997 and 1996, respectively. In connection with these agreements, approximately $3,061,000, $6,137,000 and $3,132,000 is reflected in compensation and benefits for the years ended May 31, 1997, 1996 and 1995, respectively.

       During the fiscal year ended May 31, 1997, the Company established The Sherwood Group, Inc. 1996 Executive Incentive Award Plan (the "Executive Plan"). The Executive Plan allows for the creation of a compensation pool at an amount equal to 4.25% of Net Income which is defined as consolidated pre-tax income of the Company subject to adjustment for unusual, infrequent, or extraordinary items and not taking into account payments or accruals under the Executive Plan. Included in accounts payable and accrued liabilities is approximately $1,147,000 due to participants in the Executive Plan for the fiscal year ended May 31, 1997. In the year ended May 31, 1997, the Compensation Committee determined not to reduce Net Income for the expenses of a litigation settlement, including associated professional fees paid, (net of the reduction in the CEO bonus computation) in the case entitled In re NASDAQ Market-Makers Antitrust Litigation.


(15)   Contingencies and Legal Matters

       The Company's subsidiaries, and in some cases the Company, have been named as defendants in lawsuits that allege, among other things, violations of Federal and state securities and related laws. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. Although there can be no assurance that such lawsuits and investigations involving the Company are not likely to have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company.

                                      THE SHERWOOD GROUP, INC.
                                          AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements, Continued


(15), Continued

       On April 9, 1997, Sherwood Securities entered into a settlement agreement (the "Settlement Agreement") with Plaintiffs' Co-lead counsel on behalf of the class plaintiffs in the case of In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS) currently pending in the United States District Court for the Southern District of New York ("the Court"). This case is described in the Company's Form 10-K under Item 3, Legal Proceedings. The Settlement Agreement provides for payment by Sherwood Securities of $4,375,000 per percentage point of its market share of the "Defendants' Market" which is defined as the 35 NASDAQ market-maker defendants' total number of shares traded as market-makers in the Class Securities (a designated list of NASDAQ securities) during the period May 1, 1989 to May 27, 1994. Sherwood Securities' market share of the Defendants' Market is estimated in the Settlement Agreement to be 2.10% which estimate would result in a total principal payment of $9,187,500. The market share estimate, however, is subject to a verification procedure and adjustment set forth in the Settlement Agreement. The Settlement Agreement provides for the payment of the verified amount in two installments. On April 23, 1997, Sherwood Securities made an installment payment in the amount of $4,593,750. The remaining balance, plus accrued interest, will be paid 365 days later. As a result of the Settlement Agreement, Sherwood Securities recognized $9,187,500 during the year ended May 31, 1997, which is included in litigation settlement in the accompanying consolidated statements of income. The Settlement Agreement was later replaced with an Amended Settlement Agreement, with the effective date remaining April 19, 1997. The Amended Settlement Agreement fixed Sherwood Securities' principal payment at $9,187,500, thereby eliminating the need for any further proceedings concerning Sherwood Securities' estimated market share. The Amended Settlement Agreement provides for the payment of the $9,187,500 in two installments, 50% ten days after the date of the Amended Settlement Agreement, and the other 50%, plus accrued interest 365 days later. There are also non-monetary covenants in the Amended Settlement Agreement which do not become effective unless and until 23 or more future settling defendants agree to the entry of a stipulation and order containing the same covenants. In the non-monetary covenants, Sherwood Securities has agreed to refrain from engaging in certain types of activities in connection with its NASDAQ market making. One or more of these non-monetary covenants are subject to being voided in circumstances set forth in the Amended Settlement Agreement. The Amended Settlement Agreement provides for a release by "Class Members" of "Released Claims" against Sherwood Securities and certain related persons and affiliates as such terms are defined in the Amended Settlement Agreement. The Amended Settlement Agreement is subject to the approval of the Court. The Amended Settlement Agreement was submitted to the Court for Preliminary Approval on June 30, 1997. If Preliminary Approval is granted, the Amended Settlement Agreement will remain subject to the Final Approval after notice to the class. There can be no assurance that the Court will approve the Amended Settlement Agreement as submitted or that if the Court approves the Amended Settlement Agreement, the final judgment of the Court will be affirmed. If the Amended Settlement Agreement is not approved by the Court or, if appealed, if the judgment of the Court is not affirmed on appeal, the Amended Settlement Agreement will be terminated, except to the extent provided in the Amended Settlement Agreement. The Amended Settlement Agreement also provides that Sherwood Securities may terminate the Amended Settlement Agreement in certain other circumstances. The foregoing description of the Amended Settlement Agreement is a summary, is not complete, and is qualified by reference to the Amended Settlement Agreement.

                                        THE SHERWOOD GROUP, INC.
                                            AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued



 (16)  Quarterly Financial Information (Unaudited)

       (In thousands, except per common share data)

           1997                                         First          Second           Third            Fourth
           ----                                         -----          ------           -----            ------

           Revenues                                 $  42,990          41,055          52,015            45,009
           Expenses                                    36,955          34,749          49,605            37,442
           Minority interest                              (14)           (739)         (2,114)           (1,459)
                                                       --------        ---------       ---------         --------

           Income before taxes                      $   6,021           5,567             296             6,108
                                                       ========        =========       =========         ========

           Net income$                                  3,003           3,295            (242)            3,224
                                                     ========     =============    ===========     ==============

           Net income per common
                     share                          $     .23            .25             (.02)              .25
                                                     =======       ===========  ===============      ==========


           1996                                         First          Second           Third            Fourth
           ----                                         -----          ------           -----            ------

           Revenues                                 $  39,748          35,119          47,196            58,122
           Expenses                                    31,773          30,960          37,999            40,293
           Minority interest                             (801)           (486)           (995)           (1,347)
                                                       --------        ---------      ---------         --------

           Income before taxes                      $   7,174           3,673           8,202            16,482
                                                       ========       =========       =========         ========

           Net income$                                  4,468           3,173           5,141             7,350
                                                     ========   =============    ============    ==============

           Net income per common                          .33             .24             .39               .56
                                                      =======  ==============  ==============      ============


           1995                                         First          Second           Third            Fourth
           ----                                         -----          ------           -----            ------

           Revenues                                 $  22,782          22,483          25,351           32,359
           Expenses                                    19,219          18,870          20,239           25,637

           Minority interest                               -                -               -             (770)
                                                       --------        ---------       ---------        ---------

           Income before taxes                      $   3,563           3,613           5,112            5,952
                                                       ========        =========       =========      =========

           Net income                               $   3,058           2,934           4,269            4,353
                                                      ========   =============    ============    =============

           Net income per common
                     share                          $     .22             .21             .31              .33
                                                          ===             ===             ===              ===

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                                    Schedule I

                                          Condensed Financial Statements
                                            of the Registrant (Parent)

                                         Statements of Financial Condition

                                               May 31, 1997 and 1996


                           Assets                                                      1997              1996
                                                                                       ----              ----

Cash                                                                         $            86,323            60,833
Receivables:
    Brokers and dealers                                                                  332,043         4,675,000
    Other                                                                                305,177           260,708
Notes receivable                                                                         511,230           418,545
Investment securities not readily marketable                                             401,320           401,320
Investment in, less net amounts due to,
    subsidiaries and affiliates                                                       67,000,227        69,460,503
Investment in partnerships                                                            11,842,014         9,130,087
Equipment, furniture and leasehold
    improvements - net                                                                     -                 9,709
Intangible asset - net                                                                   130,873           198,042
Exchange memberships                                                                     351,496           351,496
Subordinated notes receivable                                                         16,250,000        10,250,000
U.S. Treasury Obligations, held as collateral                                          5,481,820         5,429,679
Other assets                                                                             272,689            14,260
                                                                                  --------------   ---------------

                  Total assets                                               $       102,965,212       100,660,182
                                                                                  ==============   ===============


                      Liabilities and
                  Stockholders' Equity

Accounts payable, accrued expenses and other
    liabilities                                                              $         5,113,478         8,840,627
Secured demand note payable                                                            5,250,000         5,250,000
                                                                                  --------------   ---------------

                                                                                      10,363,478        14,090,627

Stockholders' equity:
    Common stock                                                                         143,432           143,432
    Retained earnings and other equity                                                92,458,302        86,426,123
                                                                                  --------------   ---------------

                                                                                      92,601,734        86,569,555

                  Total liabilities and stockholders' equity                 $       102,965,212       100,660,182
                                                                                  ==============   ===============


See accompanying notes to condensed financial statements.

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                               Schedule I, Continued

                                          Condensed Financial Statements
                                            of the Registrant (Parent)

                                               Statements of Income

                                      Years ended May 31, 1997, 1996 and 1995



                                                                          1997               1996             1995
                                                                          ----               ----             ----
Revenue:
    Equity income in partnerships                                $        6,163,136         5,546,428         4,917,494
    Interest                                                              1,446,341         1,101,129           256,910
    Service fees paid by subsidiaries eliminated
       in consolidation                                                   5,640,015         4,675,000                -
    Income from lease of exchange membership                                114,000           114,000           114,000
    Other                                                                  (119,346)              126                -
                                                                      -------------    --------------     ------------
                                                                         13,244,146        11,436,683         5,288,404
                                                                      -------------    --------------     -------------

Expenses:
    Compensation and benefits                                             4,675,853         7,408,107         4,307,077
    Interest                                                                     -                 -              1,292
    Other - net                                                           1,403,486           403,816           673,446
                                                                      -------------    --------------     -------------

                                                                          6,079,339         7,811,923         4,981,815
                                                                      -------------    --------------     -------------

                                                                          7,164,807         3,624,760           306,589

Equity in income of subsidiaries                                          5,650,335        18,471,286        13,739,245
                                                                      -------------    --------------     -------------

                  Income before income taxes                             12,815,142        22,096,046        14,045,834
                                                                      -------------    --------------     -------------

Income taxes:
    Currently payable (receivable):
       Federal                                                            2,730,836         2,108,345        (2,303,962)
       State and local                                                      477,363          (144,227)        1,734,908
                                                                      -------------    --------------     -------------

                                                                          3,208,199         1,964,118          (569,054)
                                                                      -------------    --------------     -------------

                  Net income                                    $         9,606,943        20,131,928        14,614,888
                                                                      =============    ==============     =============


See accompanying notes to condensed financial statements.

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                               Schedule I, Continued

                                          Condensed Financial Statements
                                            of the Registrant (Parent)

                                             Statements of Cash Flows

                                      Years ended May 31, 1997, 1996 and 1995



                                                                     1997             1996                 1995
                                                                     ----             ----                 ----

Cash flows from operating activities:
    Net income                                              $        9,606,943         20,131,928           14,614,888
    Non-cash items included in net income:
       Net equity in gain of subsidiaries                           (5,650,335)       (18,471,286)         (13,739,245)
       Equity income in partnerships                                (6,163,136)        (5,546,428)          (4,917,494)
       Loss on sale of subsidiary                                      123,006                 -                    -
       Depreciation and amortization                                   265,658            207,877              207,877
       Allocated tax benefit related to the
          exercise of options                                               -           4,490,000                   -

    Decrease (increase) in operating assets:
       Receivables:
          Brokers and dealers                                        4,342,957         (4,675,000)                  -
          Other                                                        (44,469)          (141,300)             (98,024)
       U.S. Treasury obligations, held as collateral                   (52,141)        (5,154,471)                  -
       Other assets                                                   (258,429)         4,879,003           (5,415,032)

    (Decrease) increase in operating liabilities:
       Accounts payable and accrued expenses                        (3,731,976)         1,344,002            1,231,947
                                                               ---------------    ---------------       --------------

                  Net cash used in
                     operating activities                           (1,561,922)        (2,935,675)          (8,115,083)
                                                               ---------------    ---------------       --------------

Cash flows from investing activities:
    Investment in partnerships                                        (320,437)          (242,790)                  -
    Distribution from partnerships                                   3,771,646          3,041,010            2,641,956
    Loans made to employees and officers                              (137,652)        (1,622,765)                  -
    Principal collected on notes receivable                             44,967          1,662,765              109,232
    Purchase of subsidiaries, net of cash acquired                 (15,763,434)                -                    -
    Return of capital from subsidiary                                2,409,659                 -                    -
    Payment for purchase of identified
       intangible asset                                               (188,780)                -                    -
    Additional capital contributed to subsidiaries                          -             (25,100)          (2,000,000)
    Issuance of subordinated notes                                  (6,000,000)                -            (5,000,000)
                  Net cash (used in) / provided by
                     investing activities                          (16,184,031)         2,813,120           (4,248,812)
                                                               ---------------    ---------------     ----------------


                                                                                                     (Continued)

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                               Schedule I, Continued

                                          Condensed Financial Statements
                                            of the Registrant (Parent)

                                        Statements of Cash Flows, Continued



                                                                         1997              1996               1995
                                                                         ----              ----               ----

Cash flows from financing activities:
    Purchase of treasury stock                                   $      (3,569,937)       (2,061,876)        (1,948,126)
    Proceeds from exercise of options                                           -            635,000                 -
    Net receipts on intercompany
       borrowings                                                       21,341,380        1,587,445          14,306,850
                                                                     --------------    -------------      --------------
                  Net cash provided by financing
                     activities                                         17,771,443           160,569         12,358,724
                                                                     -------------     -------------         ----------
                  Net increase (decrease) in cash                           25,490            38,014             (5,171)

Cash at beginning of year                                                   60,833            22,819             27,990
                                                                     -------------     -------------      -------------

Cash at end of year                                              $          86,323            60,833             22,819
                                                                        ==========       ===========       ============


Supplemental disclosures of cash flow information:

    Income tax payments aggregated $14,077,485, $5,732,131 and $1,882,724 for the years ended May 31, 1997, 1996 and 1995, respectively.

    Interest payments aggregated $52,991, $0 and $1,292 for the years ended May 31, 1997, 1996 and 1995, respectively.

    During July 1995, the Company contributed an additional $250,000, in the form of U.S. Treasury securities with a face value of $246,562, which were included in other assets at May 31, 1997 and 1996, to Anvil Institutional Services Company (the "Anvil Joint Venture").

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

                                             THE SHERWOOD GROUP, INC.
                                                 AND SUBSIDIARIES

                                               Schedule I, Continued

                                          Condensed Financial Statements
                                            of the Registrant (Parent)

                                        Statements of Cash Flows, Continued



As a result of the sale of its subsidiary, Stock Market Index, Inc., during December 1996, the Company wrote off the remaining book value of certain computer software and intangible assets aggregating $225,193. In addition, as part of the sale, the Company received a note in the face amount of $132,187 from the buyer, resulting in a net loss of $123,006.

On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of the Anvil Joint Venture that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. Accordingly, the assets, liabilities and stockholder's equity of Anvil have been consolidated with those of the Company as of the acquisition date. The increases or decreases in operating assets and liabilities reflected in the consolidated statement of cash flows for the year ended May 31, 1997 exclude amounts for the assets and liabilities of Anvil which were assumed as part of the acquisition.

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

                                               Schedule I, Continued

                                          Condensed Financial Statements
                                            of the Registrant (Parent)

                                      Notes to Condensed Financial Statements

                                            May 31, 1997, 1996 and 1995





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

         During the year ended May 31, 1997, the Company entered into two subordination agreements with NDB. The first note has a stated interest rate of "broker call" and matures on December 31, 1999. The second note also has a stated interest rate of "broker call" and matures on March 31, 2000. The broker call rate ranged between 7%-7.25% for the period from December 31, 1996 to May 31, 1997. In connection with each of these subordination agreements, the Company loaned NDB $3,000,000.

(4) No dividends were paid to the Company by its wholly owned subsidiaries during the years ended May 31, 1997, 1996 and 1995.

                                                            Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      August 7, 1997                              THE SHERWOOD GROUP, INC.
                                                         By:  /s/  Arthur Kontos
                                                              ------------------
                                                                   Arthur Kontos
                                                         Chief Executive Officer

                                                          By:  /s/  Denise Isaac
                                                               -----------------
                                                                    Denise Isaac
                                                         Chief Financial Officer
                                                and Principal Accounting Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                               Title                     Date

/s/ James H. Lynch, Jr.                              Chairman of the Board              August 7, 1997
-----------------------
James H. Lynch, Jr.

/s/ Arthur Kontos                                    Director and Chief                 August 7, 1997
-----------------
Arthur Kontos                                        Executive Officer

/s/ Richard J. Marino                                Director                           August 7, 1997
---------------------
Richard J. Marino

/s/ Dennis V. Marino                                 Director                           August 7, 1997
--------------------
Dennis V. Marino

/s/ Carl H. Hewitt                                   Director                           August 7, 1997
------------------
Carl H. Hewitt

/s/ Thomas Neumann                                   Director                           August 7, 1997
------------------
Thomas Neumann

/s/ John P. Duffy                                    Director                           August 7, 1997
-----------------
John P. Duffy

/s/ Ralph Del Deo                                    Director                           August 7, 1997
-----------------
Ralph Del Deo

/s/ Stephen DiLascio                                 Director                           August 7, 1997
--------------------
Stephen DiLascio


                                                   EXHIBIT INDEX


                         Description of Document                                  SEC Exhibit Document

3.1             Restated Certificate of Incorporation of            Incorporated by reference to Exhibit No. 3.1 to
                 the Company.                                       the Company's Registration Statement No.
                                                                    33-12904 on Form S-1, effective May 29, 1987(the
                                                                    "Initial Registration Statement").







3.2             By-Laws of the Company, as amended.                 Incorporated by reference to Exhibit No. 3.2 to
                                                                    the Initial Registration Statement

10.1            Clearing Agreement dated February 16, 1983          Incorporated by reference to Exhibit 10.7 to
                between Spear Leeds & Kellogg and Sherwood          the Initial Registration Statement.
                Securities.

10.2            Agreement of Lease dated December, 1985 between     Incorporated by reference to Exhibit 10.8 to
                Aetna Life Insurance Company and Sherwood           the Initial Registration Statement.
                Securities Corp.

10.3            The Company's Employee Stock Ownership Plan as      Incorporated by reference to Exhibit 10.9 to
                amended.                                            the Initial Registration Statement.

10.4            The Company's 1983 Stock Option Plan.               Incorporated by reference to Exhibit 10.10 to
                                                                    the Initial Registration Statement.

10.5            Amendment to 1983 Stock Option Plan.                Filed herewith.

10.6            The Company's 1995 Stock Option Plan.               Incorporated by reference to Appendix A to the
                                                                    Company's Proxy Statement dated September 18,
                                                                    1995.

10.7            Form of Option Agreement under the Company's 1995   Filed herewith.
                Stock Option Plan.






10.8            Employment Agreement dated September 12, 1995 by    Incorporated by reference to Exhibit 10.1 of
                and between Arthur Kontos and the Company.          Form 10-Q for the quarter ended November 30,
                                                                    1995.
10.9            Employment Agreement dated as of May 31, 1997 by    Filed herewith.
                and between Arthur Kontos and the Company.

10.10           Letter of Arthur Kontos exercising his option       Incorporated by reference to Exhibit 10.2 to
                under the Employment Agreement dated September      Form 10-Q for the quarter ended November 30,
                12, 1995.                                           1995.

10.11           Waiver of Bonus by Arthur Kontos.                   Incorporated by reference to Exhibit 10.1 of
                                                                    Form 10-Q for the quarter ended February 29,
                                                                    1996.

10.12           Mortgage Loan Agreements dated March 24, 1993       Incorporated by reference to Exhibit 10.6 to
                among the Company, Thomas Neumann and Geralyn       the Form 10-K for Fiscal Year ended May 31,
                Neumann.                                            1993.

10.13           Secured Note and Pledge Agreement dated July 23,    Filed herewith.
                1997 among the Company, Thomas Neumann and
                Geralyn Neumann.

10.14           Voting Trust Agreement between Arthur Kontos and    Incorporated by reference to Exhibit 10.7 to
                Vicki Kontos dated May 11, 1993.                    Form 10-K for Fiscal Year ended May 31, 1994.

10.15           Lease Agreement dated December 20, 1993 between     Incorporated by reference to Exhibit 10.9 to
                Connecticut  General Life Insurance                 Form 10-K for Fiscal Year ended May 31, 1994.
                Company and Triak  Services,  Corp.,  Guaranty by
                The Sherwood  Group,  Inc. dated  December 6, 1993,
                Modification  of Lease dated March 30, 1994 and
                Modification of Lease dated July 11, 1994.






10.16           Exhibit 10.13 Sublease Agreement between Johnson    Incorporated by reference to Exhibit 10.2 of
                & Higgins and Triak Services Corp.                  Form 10-Q for the quarter ended February 29,
                                                                    1996.
10.17           Guaranty  dated as of March 1, 1996 by and between  Incorporated by reference to Exhibit  10.14 to
                Johnson & Higgins and NY Broad                      Form 10-K for Fiscal Year ended May 31, 1996.
                Holdings, Inc.

10.18           Stock Purchase Agreement dated as of April 11,      Incorporated by reference to Exhibit (b) to
                1997 between Dresdner Bank A.G. and the Company.    Form 10-Q for the quarter ended February 28,
                                                                    1997.

10.19           Lease Agreement dated as of November 30, 1994       Incorporated by reference to Exhibit 10.2 to
                between S.P.N.W. Management Associates Limited      Form 10-Q for the quarter ended November 30,
                Partnership and Sherwood Securities Corp.           1994.

10.20           The Sherwood Group, Inc. 1996 Executive Incentive   Incorporated by reference to Exhibit B to The
                Award Plan.                                         Sherwood Group, Inc. Proxy Statement dated
                                                                    September 10, 1996.

10.21           The Sherwood Group, Inc. 1996 CEO Bonus Plan.       Incorporated by reference to Exhibit A to The
                                                                    Sherwood Group, Inc. Proxy Statement dated
                                                                    September 10, 1996.

10.22           Settlement Agreement.                               Incorporated by reference to Exhibit 10(a) of
                                                                    Form 10-Q for the quarter ended February 28,
                                                                    1997.

10.23           Amended Settlement Agreement.                       Filed herewith.

10.24           Equitrade Partners Amended and Restated             Filed herewith.
                Partnership Agreement Dated as of May 2, 1997.

11.             Statement re:  computation of per share earnings.   Filed herewith.

21.             Subsidiaries of the Company.                        Filed herewith.

23.             Consent of Independent Public Accountant.           Filed herewith.

27.             Financial Data Schedule.                            Filed herewith.






99.1            Secured Demand Note Collateral Agreement and        Incorporated by reference to Exhibit 99.1 to
                Amendment to Secured Demand Note Collateral         Form 8-K dated February 28, 1995.
                Agreement.

99.2            Secured Demand in the principal amount of           Incorporated by reference to Exhibit 99.2 to
                $5,000,000.                                         Form 8-K dated February 28, 1995.

99.3            Roll-Over Equity Investment dated February 15,      Incorporated by reference to Exhibit 99.3 to
                1995 in the principal amount of $5,000,000          Form 8-K dated February 28, 1995.
                related to the Secured Demand Note.

99.4            Cash Subordination Agreement dated as of February   Incorporated by reference to Exhibit 99.4 to
                15, 1995 and Amendment to Cash Subordination        Form 8-K dated February 28, 1995.
                Agreement.

99.5            Roll-Over for Equity Investment dated February      Incorporated by reference to Exhibit 99.5 to
                15, 1995 in the principal amount of $5,000,000      Form 8-K dated February 28, 1995.
                related to the Cash Subordination Agreement.

99.6            Form of Indemnification Agreement to be entered     Incorporated by reference to Exhibit 99.1 to
                into between the Company and each of certain of     Form 8-K dated September 18, 1995.
                its executive officers and directors.





                                  EXHIBIT 10.5

                                                     EXHIBIT D

                                                   AMENDMENT TO
                                         THE SHERWOOD CAPITAL GROUP, INC.
                                         1983 INCENTIVE STOCK OPTION PLAN


               The 1983 Incentive Stock Option Plan of The Sherwood Capital Group, Inc., as amended (the "Plan"), is hereby further amended as follows:
                1. Paragraph (l) of Section 7 of the Plan is amended in its entirety to read as follows:
          (l) Witholding  Taxes.Whenever  shares of
          Common Stock are to be issued in satisfaction of options granted under the Plan, the Company shall have the right to require the recipient to remit to the Company an amount sufficient to satisfy all applicable withholding tax requirements prior to the delivery of any certificate or certificates for such shares. Recipients are permitted to satisfy all such applicable withholding tax requirements by transferring and delivering to the Company that number of shares of the Company's common stock in an amount sufficient to pay any required taxes.
               2. Except as amended hereby, the plan shall remain in full force and effect.






          THE SHERWOOD GROUP, INC. 1995 STOCK OPTION PLAN           EXHIBIT 10.7

           Nonstatutory Stock Option Terms And Conditions

         1. Plan Incorporated by Reference. This Option is issued pursuant to the terms of the Plan and may be amended as provided in the Plan. Capitalized terms used and not otherwise defined in this Agreement have the meanings given to them in the Plan. This Agreement does not set forth all of the terms and conditions of the Plan, which are incorporated herein by reference. The Committee administers the Plan and its determinations regarding the operation of the Plan are final and binding. Copies of the Plan may be obtained upon written request without charge from the President of the Corporation.

         2. Option Price. The price to be paid for each share of Common Stock issued upon exercise of the whole or any part of this Option is the Option Price set forth on the first page of this Agreement.

         3. Exercisability Schedule. This Option may be exercised at any time and from time to time for the number of shares and in accordance with the exercisability schedule set forth on the face of this certificate, but only for the purchase of whole shares; provided that, in no event, shall any option be exercisable prior to six (6) months from the Date of Grant. This Option may not be exercised as to any shares after the Expiration Date.

         4. Method of Exercise. To exercise this Option, the Optionee shall deliver written notice of exercise to the Corporation specifying the number of shares with respect to which the Option is being exercised accompanied by payment of the Option Price for such shares in cash, by certified check or shares of Common Stock of the Corporation valued at 100% of their Fair Market Value on the Date of Exercise or a combination thereof. Promptly following such notice, the Corporation will deliver to the Optionee a certificate representing the number of shares with respect to which the Option is being exercised.

         5. Rights as a Stockholder or Employee. The Optionee shall not have any rights in respect of shares as to which the Option shall not have been exercised and payment made as provided above. The Optionee shall not have any rights to continued employment by the Corporation or any Subsidiary by virtue of the grant of this Option.

         6. Recapitalization, Mergers, Etc. As provided in the Plan, in the event of corporate transactions affecting the Corporation's outstanding Common Stock, the Committee shall equitably adjust the number and kind of shares subject to this Option and the exercise price hereunder. If such transaction involves a consolidation or merger of the Corporation with another entity, the sale or exchange of all or substantially all of the assets of the Corporation or a reorganization or liquidation of the Corporation, then in lieu of the foregoing, the Committee may upon written notice, to the Optionee provide that this Option shall terminate on a date not less than 20 days after the date of such notice unless theretofore exercised. In connection with such notice, the Committee may in its discretion accelerate or waive any deferred exercise period.

         7. Option Not Transferable. This Option is not transferable by the Optionee otherwise than by will or the laws of descent and distribution, and is exercisable, during the Optionee's lifetime, only by the Optionee. This Option may not be assigned, transferred (except as provided above), pledged or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, hypothecation, or other disposition of this Option contrary to the provisions hereof, and the levy of any execution, attachment, or similar process upon the Option, shall be null and void and without effect.

         8. Exercise of Option After Termination of Employment. If the Optionee's status as an employee or officer of (a) the Corporation or (b) a Subsidiary is terminated then, depending upon the reason for such termination, this Option may be cancelled or the time in which the Optionee has to exercise the Option may be limited. The terms of the Plan should be reviewed for a complete description of the consequences of the termination of the Optionee's employment.

         9. Compliance with Securities Laws. It shall be a condition to the Optionee's right to purchase shares of Common Stock hereunder that the Corporation may, in its discretion, require (a) that the shares of Common Stock reserved for issue upon the exercise of this Option shall have been duly listed, upon official notice of issuance, upon any national securities exchange or automated quotation system on which the Corporation's Common Stock may then be listed or quoted, (b) that either (i) a registration statement under the Securities Act of 1933, as amended (the "Act") with respect to the shares shall be in effect, or (ii) in the opinion of counsel for the Corporation, the proposed purchase shall be exempt from registration under that Act and the Optionee shall have made such undertakings and agreements with the Corporation as the Corporation may reasonably require, and (c) that such other steps, if any, as counsel for the Corporation shall consider necessary to comply with any law applicable to the issue of such shares by the Corporation shall have been taken by the Corporation or the Optionee, or both. The certificates representing the shares purchased under this Option may contain such legends as counsel for the Corporation shall consider necessary to comply with any applicable law.

         10. Payment of Taxes. The Optionee shall pay to the Corporation, or make provision satisfactory to the Corporation for payment of, any taxes required by law to be withheld with respect to the exercise of this Option. The Committee may, in its discretion, require any other Federal or state taxes imposed on the sale of the shares to be paid by the Optionee. In the Committee's discretion, such tax obligations may be paid in whole or in part in shares of Common Stock, including shares retained from the exercise of this Option, valued at their Fair Market Value on the date of exercise. The Corporation and its Subsidiaries may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to the Optionee.

                                                     EXHIBIT B

NSO                                                               _______ Shares
                                             THE SHERWOOD GROUP, INC.

                                              1995 Stock Option Plan
                                        Nonstatutory Stock Option Agreement

         The Sherwood Group, Inc. a Delaware corporation (the "Corporation"), hereby grants to the person named below an option to purchase shares of Common Stock, $.01 par value per share, of the Corporation (the "Option") under and subject to the Corporation's 1995 Stock Option Plan (the "Plan") exercisable on the following terms and conditions and those set forth on the attached terms and conditions (the "Agreement") and the Plan:

Name of Optionee:                             __________________________________
Address:                                      __________________________________
                                              ----------------------------------
Social Security No.                           __________________________________

Number of Shares:                                      ____________________
                                                       --------------------
Option Price:                                          ____________________
                                                       --------------------
Date of Grant:                                         ____________________
                                                       --------------------

Exercisability Schedule:  After                       , 19   , as to all shares,

Expiration Date:                                       ____________________

         The Option  shall not be treated as an  Incentive  Stock  Option  under section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

         By acceptance of this Option, the Optionee agrees to the terms and conditions hereof.

                                                THE SHERWOOD GROUP, INC.


                                                By:____________________________

ACCEPTED:

---------------------------
[Optionee]




16



                                         EMPLOYMENT AGREEMENT EXHIBIT 10.9

               EMPLOYMENT  AGREEMENT,  dated  as of May 31,  1997,  between  THE
          SHERWOOD GROUP, INC., a Delaware corporation (the "Company"), having its principal office at Ten Exchange Place Centre, Jersey City, New Jersey, New Jersey, and Arthur Kontos (the "Executive"), care of The Sherwood Group, Inc., Ten Exchange Place Centre, Jersey City, New Jersey 07302. The Company desires to continue the services of the Executive, and the Executive desires to be employed by the Company, as Vice Chairman of the Board, President and Chief Executive Officer of the Company and chief executive officer of certain of its subsidiaries. In consideration of the premises and of the mutual covenants and agreements herein contained, the parties hereto do hereby agree as follows:
              1.  Term  of  Employment.
                   1.1  The  term
          "Employment Year" shall mean the twelve consecutive month period commencing June 1st until the following May 31st. The Executive's "Term of Employment," as this term is used throughout this Agreement, shall be for a period beginning as of June 1, 1997 and ending on May 31, 2000 (the "Initial Term"), as the same may be extended pursuant to
          Section 1.2.
                  1.2 The Company  shall have the option to extend the Term
          of Employment under this Agreement for one additional year from June 1, 2000 until May 31, 2001 (the "Second Term"). If the Company elects to extend the Term of Employment for the Second Term, the Executive shall have the option to extend the Term of Employment for one additional year from June 1, 2001 to May 31, 2002 (the "Third Term") (each of the Second Term and the Third Term being referred to as a "New Term"). The following conditions shall apply to the Company's or the Executive's right to extend the Term of Employment pursuant to this Section 1.
                     (i) The Company's  option to extend Term of Employment
          for the Second Term must be exercised on or prior to December 31, 1999 and the Executive's option to extend the Term of Employment for the Third Term must be exercised after May 31, 2000 and on or prior to December 31, 2000. The party hereto entitled to exercise the option to extend the Employment Term (the "Sending Party") shall deliver to the other party hereto (the "Receiving Party") a written notice on or prior to the applicable date set forth immediately above stating that the Sending Party has elected to exercise its right to extend the Term of Employment. The delivery of such notice shall constitute an irrevocable exercise of this extension, which exercise cannot be revoked without the prior written consent of the Receiving Party, which if the Receiving Party is the Company, must be by action of its Board of Directors.
                    (ii) In no event shall the Term of Employment be
          extended by a New Term pursuant to this Section 1.2, unless as of May 31 immediately preceding the commencement of the New Term, this Agreement shall be in full force and effect and either (A) the Company shall not have the present ability to terminate this Agreement in accordance with its terms under Section 6.2 or 6.4 or (B) the Company shall have determined to terminate this Agreement pursuant to Section
          6.3 and communicated this determination to the Executive prior to the commencement of the New Term in the event only if the Executive has the authority to extend the Term of Employment.
                   (iii) In no event
          shall a New Term extend the Term of Employment if as of May 31 immediately prior to the commencement of such New Term, the Executive shall have exercised any right he may have to terminate this Agreement or the Executive shall have received or the Executive shall have notified the Company that he is claiming a right to receive any payments as a result of a Change in Control of the Company (as defined below).
               2. Employment.  The Company shall employ the Executive as Vice
          Chairman of the Board, President and Chief Executive Officer of the Company and chief executive officer of certain of its subsidiaries as determined by the Board of Directors of the Company. The Executive accepts such employment and agrees that during the Term of Employment he will devote substantially all his business time, attention, knowledge, and skills to the business of the Company and its subsidiaries. The services of the Executive shall in all respects be subject to the reasonable direction of the Board of Directors of the Company.
               3. Base Salary During  Employment  Term.  From and after the date hereof, the Company shall pay or cause to be paid to the Executive during the Term of Employment a base salary at a rate equal to $300,000 for each Employment Year (the "Base Salary"). The Base Salary shall be paid in accordance with the Company's regular payroll practices.
               4. Bonus
                  4.1 With respect to each  Employment  Year during
          the Term of Employment, the Executive shall receive as additional compensation a cash bonus (the "Bonus") in accordance with The Sherwood Group, Inc. 1996 CEO Bonus Plan, as the same is in effect on the date hereof and as the same may be amended from time to time with the prior written approval of the Executive (the "Bonus Plan"). The Bonus shall be paid to the Executive as provided in the Bonus Plan.
               5.Expenses.  The Company  shall also  reimburse  the  Executive for all
          expenses incurred by the Executive in connection with the performance of his duties and the discharge of his responsibilities hereunder, including all legal fees and other costs incurred by the Executive in enforcing (whether by adjudication or settlement) his rights under this Agreement in the event of a breach of this Agreement by the Company except as provided in Section 8.7.
               6.  Termination.
                   6.1 Voluntary.  The Executive may terminate  this Agreement for any reason
          upon 30 days' prior written notice to the Company stating that the Executive has determined to terminate this Agreement and providing a Date of Termination (as defined below); provided, however, that such 30-day notice shall not be required for a voluntary termination by the Executive in connection with, or within one year after, a Change in Control of the Company, as defined in Section 6.5 hereof.
                   6.2 Termination  by the Company for Cause.  The Company
          may terminate this
          Agreement, and all of its obligations hereunder (other than obligations of the Company that have accrued or benefits vested under any plan of the Company prior to such termination and other than rights to indemnification from the Company under law, the applicable governing instruments of the Company, contract or pursuant to any applicable insurance policy), for Cause (as defined below). Cause shall mean that if and only if while employed by the Company (i) the Executive has engaged in fraudulent or illegal conduct to the material detriment of the Company or (ii) the Executive has engaged in practices to the material detriment of the Company, which constitute a substantial disregard for his responsibilities as an employee of the Company. The Company shall have the burden to establish by clear and convincing evidence that Cause exists. Determination of Cause on behalf of the Company can only be made by the Board of Directors after the Executive has been given the opportunity to rebut allegations made against him as the basis for his termination for Cause.
                  6.3 Termination  by the Company  Without  Cause.
          In the event the Company
          terminates this Agreement without Cause and other than as a result of the death or Disability of the Executive under Section 6.4, the Executive shall be paid as provided in Section 6.5 as liquidated damages an amount in cash equal to the amount of liquidated damages he would have been entitled to receive for a termination of employment in connection with a Change in Control of the Company as provided in
          Section 6.5 hereof.
                  6.4  Termination by Death or  Disability.  If the
          Executive dies during the Term of Employment or if, during the Term of Employment, the Executive becomes Disabled as defined below, this Agreement and the Company's obligations under this Agreement shall terminate upon the Date of Termination. Disability for purposes of this Agreement shall mean that the Executive is either mentally or physically disabled such that he is unable substantially to perform his duties under this Agreement (i) for a period of six consecutive months, or (ii) for an aggregate of nine months within any period of eighteen (18) consecutive months. Determination of whether a Disability has occurred shall be made by an appropriately qualified physician selected by the Board of Directors. The Executive agrees to make his medical records and himself available for examination by such physician.
                  6.5 Termination by Reason of Change in Control.
                      (a) In the
          event that a Change in Control of the Company (as defined below) occurs during the Term of Employment, and in connection with such Change in Control of the Company or within one year thereafter, the Executive's employment with the Company is terminated pursuant to
          Section 6.3 or the Executive terminates his employment for Good Reason (as defined below), the Executive shall be paid as liquidated damages on the Termination Date an amount equal to three times his average compensation (including Base Salary, Bonus, and any other compensation) from the Company and its subsidiaries, as reported for federal income tax purposes by the Executive, for the five calendar year period preceding the Date of Termination, less $1.00, subject to the limitations in Sections 6.5(b) and 6.5(c) below. The term Change in Control of the Company shall mean (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a subsidiary of the Company or the Executive or persons under his control, or a person engaging in a transaction of the type described in clause (iii) of this subsection but which does not constitute a change in control under such clause, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clauses (i) or (iii) of this Subsection) whose election by the Board of Directors of the Company or nomination for election by the Company shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or (iii) the shareholders of the Company approve or, if no shareholder approval is required or obtained, the Company or a subsidiary of the Company completes a merger, consolidation or similar transaction of the Company or a subsidiary of the Company with or into any other corporation, or a binding share exchange involving the Company's securities, other than any such transaction which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 75% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such transaction, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets. For purposes of this Agreement the term Good Reason means that (i) the Company has breached this Agreement in some material respect, or (ii) there is a change in the duties of the Executive not consistent with the Executive's service as President and Chief Executive Officer of the Company, and in either event after written notice to the Board of Directors by the Executive specifying the nature of such breach or change in duties, the Company has failed to correct such breach or change in duties; within thirty days of the date of such notice.
                      (b)
          In the event that any payment or benefit received or to be received by the Executive in connection with the termination of the Executive's employment pursuant to this Section or Section 6.3 (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company or any subsidiary of the Company, any person whose actions result in a Change in Control of the Company, or any person affiliated with the Company or such subsidiary) (collectively with the payments and benefits hereunder, "Total Payments") would not be deductible (in whole or part) as a result of
          Section 280G of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (the "Code") by the Company, an affiliate or other person making such payment or providing such benefit, the payments and benefits hereunder shall be reduced until none or the entire portion of the Total Payments is not subject to disallowance pursuant to Code Section 280G. At the Company's sole discretion, such reduction may be effected by extending the date the payment would otherwise be due by not more than one year and thereafter by decreasing the amount of the payment or benefit otherwise due and payable. For purposes of this limitation (i) no portion of the Total Payments the receipt or enjoyment of which the Executive shall have effectively waived (within the meaning of Code
          Section 280G) in writing prior to the date of payment shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which, in the opinion of tax counsel selected by the Executive and reasonably acceptable to the Company's independent auditors, under a more likely than not standard does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, (iii) the payments and benefits hereunder shall be reduced only to the extent necessary so that, in the opinion of the tax counsel referred to in clause (ii) above, the Total Payments (other than those referred to in clauses (i) or (ii) above) in their entirety are likely to constitute reasonable compensation for services actually rendered within the meaning of Code Section 280G(b)(4) or are otherwise under a more likely than not standard not subject to disallowance as deductions; and (iv) the value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of Code Sections 280G(d)(3) and (4).
                  6.6 Notice of Termination. Any purported termination of employment of the Executive by the Company by reason of Employee's Disability or for Cause or not for Cause, or by the Executive for Good Reason or voluntarily shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice given by the Executive or the Company, as the case may be, which shall state the specific basis for termination and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for determination of any payments under this Agreement.
                 6.7 Date of  Termination.  For purposes of this Agreement,
          "Date of Termination" shall mean the date of termination of employment specified in the Notice of Termination, which shall not be more than ninety (90) days after such Notice of Termination is given, as such date may be modified pursuant to the following two sentences. If within thirty (30) days after any Notice of Termination is given, the party who receives such Notice of Termination notifies the other party that a Dispute exists (a "Notice of Dispute"), the Date of Termination shall be the date on which the Dispute is finally determined, either by mutual written agreement of the parties, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected) or by arbitration as provided in Section 8.6; provided that the Date of Termination shall be extended by a Notice of Dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such Dispute with reasonable diligence and provided further that pending the resolution of any such Dispute, the Company shall continue to pay the Executive the same Base Salary and to provide the Executive with the same or substantially comparable welfare benefits and perquisites, including participation in the Company's retirement plans, profit sharing plans, to the extent then so available at the date of such determination, stock option plans and stock award plans that the Executive was paid and provided to the extent that such continued participation is possible under the general terms and provisions of such plans, programs and benefits. Should a Dispute ultimately be determined in favor of the Company, then all sums (net of tax withholdings by the Company from such sums) paid by the Company to the Executive from the Date of Termination specified in the Notice of Termination until final resolution of the Dispute pursuant to this subsection shall be repaid promptly by the Executive to the Company, all options, rights and stock awards granted to the Executive during such period shall be canceled or returned to the Company, and no service as an employee shall be credited to the Executive for such period for retirement and deferred compensation purposes. The Executive shall not be obligated to repay to the Company the cost of providing the Executive with welfare benefits and perquisites for such period unless the final judgment, order or decree of a court or other body resolving the Dispute determines that the Executive acted in bad faith in giving a Notice of Dispute. Should a Dispute ultimately be determined in favor of the Executive, then the Executive shall be entitled to retain all sums paid to the Executive under this subsection pending resolution of the Dispute and shall be entitled to receive, in addition, the payments and other benefits provided for in Section 6.5 to the extent not previously paid hereunder and the payment of the Executive's reasonable legal fees incurred as a result of such Dispute upon submission to the Company of a detailed statement of fees from the Executive's attorneys. The term Dispute shall mean (i) in the case of termination of employment of the Executive with the Company for Disability or Cause, that the Executive challenges the existence of Disability or Cause, (ii) in the case of termination of employment of the Executive with the Company by the Executive for Good Reason, that the Company contests the existence of Good Reason, or (iii) either party hereto contests whether a Change in Control of the Company has occurred.
               7. Additional  Benefits.  During
          the Term of Employment, the Executive, in addition to the compensation provided in Sections 3, 4 and 5 hereof, will be entitled to participate in any insurance (other than key man insurance), health plans, pension, profit-sharing, stock purchase, or other benefit plans of the Company now existing or hereafter adopted for the benefit of its employees generally or of the executives of the Company; provided, that where the participation and the extent of participation by an employee or executive of the Company in any such plans are dependent upon the discretion of the Company, then the participation, if any, and the extent of such participation of the Executive shall be subject in all respects to the reasonable determination of the Board of Directors of the Company. Furthermore, the Executive shall be entitled to such additional benefits as may be granted to him from time to time by the Board of Directors of the Company. The Executive shall also be entitled to reasonable vacations.
              8. Restrictions.
                 8.1 The provisions
          in this Section 8 shall be applicable during the Initial Term, the Second Term or the Third Term, as applicable, irrespective of whether the Executive is an employee of the Company, except as provided in
          Section 8.4 hereof.
                 8.2  Non-Competition.  The Executive will not, in
          any geographic area within a 30-mile radius of any sales office operated by the Company at the Date of Termination of this Agreement or within 24 months prior thereto, directly or indirectly, in any capacity whatever, compete with the activities of the Company's sales offices or otherwise engage in the retail brokerage industry as owner, financier, five percent stockholder, member, partner, sole proprietor, joint venturer, or otherwise manage, operate, control, assist, participate in, be connected with, or render any consultation or business advice with respect to, any businesses engaged in the wholesale market-making of securities or any businesses that compete with activities conducted by the sales offices of the Company, except with the approval of the Company's Board of Directors. The parties agree that the foregoing territorial and time limitations are reasonable, and that in the event that any such territorial or time limitation is deemed to be unreasonable by a court of competent jurisdiction, the Executive agrees and submits to the reduction of either said territorial or time limitation, or both, to such an area or a period of time as said court shall deem reasonable.
                 8.3 Confidentiality.  Except  as  may be  required  by
          applicable  law or
          pursuant to a subpoena issued pursuant to a governmental investigation or other legal process, the Executive shall not divulge to any person who is not an officer, director, shareholder, employee, or agent of the Company or any subsidiary of the Company any information of a privileged or confidential nature not otherwise disclosed which shall have come to his attention by virtue of his employment by or
          association  with  the  Company  or  any  such   subsidiary.
                 8.4  No Solicitation.  Except with the prior  written  consent of the Company,
          the Executive will not, either for his own account or any other person directly or in conjunction with or through any person, hire, solicit, or entice away from the Company or any subsidiary of the Company, any officer, manager, employee, consultant, or registered account executive who is employed or rendering services to the Company or any such subsidiary or had been employed or rendered services within six months prior to such solicitation, whether or not such person would thereby commit a breach of his contract of employment of services with the Company or any such subsidiary.
                 8.5 Inapplicability  Restrictions.
          Sections 8.2 and 8.4 hereof shall not apply in the event that the employment of the Executive is terminated without Cause or the Executive's employment is terminated by the Company or the Executive in connection with or within one year after a Change in Control of the Company.
                 8.6 Injunctive Relief. The parties do hereby acknowledge that money damages alone would not adequately compensate the Company in the event of a breach by the Executive of the foregoing provisions and, therefore, the Executive does hereby covenant and agree that, in addition to all other remedies available to the Company at law or in equity, the Company shall be entitled to injunctive relief for the enforcement thereof without the necessity of proving actual damages.
                 8.7 NASD  Arbitration.  Except as  provided in Section 8.6 the parties
          agree to submit any dispute concerning the terms of this Agreement, or the performance of their obligations hereunder, to binding arbitration by the National Association of Securities Dealers, Inc. The cost of such arbitration shall be paid equally by the Company and the Executive, unless otherwise allocated in the arbitration.
              9. Notices.
          All notices, requests, consents, demands, and other communications, required or permitted to be given hereunder, shall be in writing and shall be deemed to have been duly given on the date of personal delivery thereof, or, if sent by prepaid, registered, overnight courier service, or certified mail, on the date of deposit in the United States mail or delivery to the courier service addressed to the parties hereto at the addresses set forth at the beginning of this Agreement (or to such other or additional address or to the attention of additional parties which any party shall designate by notice in writing to the other in accordance herewith).
             10.  General
                  10.1 Governing Law.
          This  Agreement  shall be governed by and construed and
          enforced in accordance with the laws of the State of New Jersey applicable to agreements made and to be performed entirely in New Jersey.
                  10.2 Captions. The paragraph headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.
                  10.3  Entire  Agreement.
          This Agreement  sets forth the entire  agreement and  understanding of the parties relating to the subject matter hereof, and supersedes all prior agreements, arrangements, and understandings, written or oral, between the parties.
                  10.4 No Other Representations. No representation,
          promise  or  inducement  has been  made by  either  party  that is not embodied in this Agreement, and neither party shall be bound by or liable for any alleged representation, promise, or inducement not so set forth.
                  10.5 Amendments/Waivers. This Agreement may be amended, modified, superseded, canceled, renewed, or extended and the terms of covenants hereof may be waived, only by a written instrument executed by both of the parties hereto or in the case of a waiver, by the party waiving compliance. The failure of either party at any time or times to require performance of any provision hereto shall in no manner affect the right at a later time to enforce the same. No waiver by either party of the breach of any term of covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such breach, or a waiver of a breach of any other term or covenant contained in this Agreement.
                  10.6  Effective Date.
          This Agreement  shall be deemed to be in effect on June 1, 1997 for all purposes.
                  10.7 Severability. The invalidity or
          unenforceability of any provision of this Agreement shall in no way affect the validity or enforceability of any other provisions hereof.
                  10.8 Assignment and Successors.
          Neither this Agreement nor any of his
          rights or duties hereunder may be assigned or delegated by the Executive. This Agreement is not assignable by the Company except to any successor in interest which takes over all or substantially all of the business of the Company, as it is conducted at the time of such assignment. Any corporation into or with which the Company is merged or consolidated or which takes over all or substantially all of the business of the Company shall be deemed to be a successor of the Company for purposes hereof. This Agreement shall be binding upon and, except as aforesaid, shall inure to the benefit of the parties and their respective successors and permitted assigns. Any assignment by the Company shall be without prejudice to the Executive's rights in connection with a Change in Control. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by written agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.
                  10.9  Integration.  Except as provided in
          this Agreement, this Agreement contains the entire agreement of the parties hereto on its subject matter and supersedes all previous agreements between the parties hereto, written or oral, express or implied, covering the subject matter hereof. This Agreement may not be supplemented or rescinded except by instrument in writing signed by all of the parties hereto after the date hereof. Neither this Agreement nor any of the rights of any of the parties hereunder may be terminated except as provided herein.
                 10.10  Obligations  of  the Company.
          The   Company's   obligation   to  pay  the  Executive  the
          compensation and to make the arrangements provided herein shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, any setoff, counterclaim, recoupment, defense or other right which the Company may have against the Executive or anyone else. All amounts payable by the Company hereunder shall be paid without notice or demand. Except as expressly provided herein, the Company waives all rights which it may now have or may hereafter have conferred upon it, by statute or otherwise, to terminate, cancel or rescind this Agreement in whole or in part. Except as provided in Section 6.7 herein, each and every payment made hereunder by the Company shall be final and the Company will not seek to recover for any reason all or any part of such payment from the Executive or any person entitled thereto. The Executive shall not be required to mitigate the amount of any payment or other benefit provided for in this Agreement by seeking other employment or otherwise.
                  10.11 Rights of Beneficiaries of the Executive. This Agreement shall inure to the benefit of, and be enforceable by, the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. IN WITNESS WHEREOF, THE SHERWOOD GROUP, INC. and the Executive have duly executed this Agreement as of the date first above written. THE SHERWOOD GROUP, INC.



                                                        By:
         Arthur Kontos                                     Chairman of the Board



15



                              SECURED NOTE                         EXHIBIT 10.13

$378,544.00                                                     July 23, 1997


         FOR VALUE RECEIVED, THOMAS NEUMANN and GERALYN NEUMANN,
husband and wife (hereinafter referred to as the "Borrower"), jointly and severally, promise to pay to the order of THE SHERWOOD GROUP, INC., (hereinafter referred to as the "Lender") the sum of THREE HUNDRED SEVENTY-EIGHT THOUSAND FIVE HUNDRED FORTY-FOUR DOLLARS ($378,544) with interest on the unpaid balance of such amount from the date of the first disbursement of the loan evidenced hereby at the rate of interest specified herein. This Secured Note evidences a loan made or to be made by the Lender to the Borrower in the principal amount hereof and is secured by a Pledge Agreement (the "Pledge Agreement") of even date herewith which creates a security interest in certain Collateral owned by the Borrower and more particularly described in the Pledge Agreement (hereinafter sometimes referred to as the "Collateral").
         Interest on the outstanding principal balance of this Secured Note shall accrue from the date hereof at the rate per annum equal to five percent (5%) and shall be due and payable on or before August 15th of each year. On or before each August 15th during the term of this Secured Note, the Borrower shall make a payment in the sum of Forty Thousand Dollars ($40,000), which sum represents the annual installment of principal, including accrued interest thereon. Interest shall be computed on the basis of a fraction, the denominator of which is 360 and the numerator of which is the actual number of days elapsed from the date of the preceding August 15th payment to the next August 15th date. Unless previously paid, all unpaid principal and interest shall be due and payable on the 13th day of August, 2007.

         This Secured Note replaces the Secured Note from Borrower to Lender in the original principal amount of $600,000, dated March 24, 1993, (the "Prior Note") the principal of which has been paid down to the principal amount of this Secured Note, and is intended to continue as evidence of the indebtedness evidenced thereby, but not as a novation or as additional debt. Interest accrued but not yet paid under the Prior Note shall be payable under this Secured Note, without duplication. The Mortgage Collateral described in the Prior Note has been or will be released by Lender in conjunction with sale of the subject mortgaged property by Borrower, on condition that Collateral under the Pledge Agreement be substituted therefor, with a fair market value no less than twice the principal amount of this Secured Note plus accrued interest, and no less than the amount of collateral as may be required to be held by Lender under any applicable law or regulation, including without limitation, Regulation G of the Board of Governors of the Federal Reserve System, as may be applicable.
         All payments on this Secured Note are payable at the Lender's office at 10 Exchange Place Centre, 15th Floor, Jersey City, New Jersey 07302-3913 , or at such other place as the Lender or other holder hereof shall notify the Borrower in writing.
         All payments received by the Lender on this Secured Note shall be applied by the Lender as follows: first, to accrued and unpaid interest due and owing; second, to the reduction of principal; and third, to the payment of Late Charges, if any or any other amounts owing by Borrower to Lender hereunder or under the Pledge Agreement.
         At any time that the Lender shall render a statement of the amount due hereunder, such statement shall be deemed to be an account stated and correct and acceptable to and binding on the Borrower unless the Lender shall receive a corrected statement of exceptions from the Borrower within thirty (30) days thereof.
         In the event the Borrower fails to pay any installment of interest on this Secured Note for fifteen (15) days after such payment becomes due, whether by acceleration or otherwise, the Lender may, at its option, impose a Late Charge (the "Late Charge") equal to five percent (5%) per annum in excess of the interest rate on this Secured Note computed from the original due date of such payment to the date of receipt of such payment by the Lender in good funds; provided, however, that if any such Late Charge is in excess of the amount permitted to be charged to the Borrower under applicable federal or state law, the Lender shall be entitled only to collect a Late Charge at the highest rate permitted by such law. Until any and all Late Charges are paid in full, the amount thereof shall be secured by the security interest in the Collateral held by the Lender to secure such indebtedness. The Borrower agrees that any such Late Charges shall not be deemed to be additional interest or a penalty but shall be deemed to be liquidated damages because of the difficulty in computing the actual amount of damages in advance.
         The Borrower may make prepayments of the amount due hereunder at any time and from time to time from and after the date hereof without penalty or premium.
         In the event the Borrower fails to pay any installment of principal and/or interest on this Secured Note for five (5) days after receipt by the Borrower of notice that such payment is due or past due; or if the Borrower shall fail to duly observe or perform any covenant, condition, or agreement with respect to the payment of monies on the part of the Borrower other than the payment of principal and/or interest required to be performed by the Borrower under this Secured Note or the Pledge Agreement for fifteen (15) days after notice; or if the Borrower shall fail to duly observe or perform any covenant, condition, or agreement to be observed or performed pursuant to this Secured Note or the Pledge Agreement other than the payment of monies for a period of thirty (30) days after notice; or if any representation or warranty made by the Borrower in any statement or certificate furnished by or on behalf of the Borrower in connection with this Secured Note of the Pledge Agreement shall have been incorrect, in any material respect, when made; or if the Collateral is sold, transferred, or otherwise disposed of without the prior written consent of the Lender; or if any material default by the Borrower in any payment of principal of interest due or owing on any other obligation for borrowed money beyond any period of grace provided with respect thereto, or in the performance or observance of the terms of the Pledge Agreement or of any other agreement, term, or condition contained in any agreement under which such obligation is created, and such default permits the holder of such indebtedness to accelerate the maturity of such indebtedness; or upon the dissolution, termination of existence, insolvency, business failure, appointment of a trustee, receiver, or custodian of all or any part of the properties or assets of the Borrower, upon an assignment for the benefit of creditors by, calling of a meeting of creditors of, or the commencement of any proceeding under any bankruptcy or insolvency laws of any state or of the United States by the Borrower or the commencement of any proceeding under any bankruptcy or insolvency laws of any state or of the United States against the Borrower, which in the case of any insolvency action is not dismissed within thirty (30) days of commencement; then and in any such event the Lender may, at its option, declare the entire unpaid principal balance of this Secured Note, together with all interest due hereunder, any Late Charges, and other sums whatsoever accrued or to accrue thereon to be immediately due and payable; and the Lender may proceed to exercise any rights or remedies that it may have in the Collateral held by the Lender as security for the payment of the indebtedness evidenced hereby or such other rights and remedies which the Lender may have at law, in equity, or otherwise.
         The Lender may proceed against the Borrower under this Secured Note irrespective of and unaffected by (1) the genuineness, validity, irregularity, or enforceability of its security interest in the Collateral; (2) the loss, destruction, or unavailability of the Collateral; or (3) the existence, value, or condition of the Collateral.
         In the event this Secured Note is turned over to an attorney-at-law for collection after default, in addition to principal, interest, Late Charges, and other amounts provided for hereunder, the Lender shall be entitled to collect all costs of collection, including, but not limited to, reasonable attorneys' fees, incurred in connection with the protection of or realization of the Collateral or in connection with any of the Lender's collection efforts whether or not suit on this Secured Note is filed; and all such costs and expenses shall be payable on demand and until paid shall also be secured by the Collateral at any time held by the Lender as security for the Borrower's obligations to the Lender.
         No failure on the part of the Lender or other holder hereof to exercise any right or remedy hereunder, whether before or after the happening of a default, shall constitute a waiver thereof; and no waiver of any past default shall constitute waiver of any future default or of any other default. No failure to accelerate the debt evidenced hereby by reason of default hereunder, or acceptance of a past-due installment, or indulgence granted from time-to-time shall be construed as a waiver of the right to insist upon prompt payment thereafter or to impose Late Charges retroactively or prospectively or to be deemed to be a novation of this Secured Note or as a reinstatement of the debt evidenced hereby or as a waiver of such right of acceleration or any other right, or to be construed so as to preclude the exercise of any right which the Lender may have, whether by the laws of the state governing this Secured Note, by agreement, or otherwise. This Secured Note may not be amended orally, but only by an agreement in writing signed by the party against whom such amendment is sought to be enforced.
         The Borrower, for itself, and its successors and assigns, and each endorser of this Secured Note, for its heirs, successors, and assigns, hereby waives presentment, protest, demand, diligence, notice of dishonor, and of non-payment.
         All notices, requests, and demands to be made hereunder to the parties hereto shall be in writing and deemed to have been given or made three (3) days after being deposited in the United States mails to the addresses set forth below or at such other addresses which the parties may provide to one another in accordance herewith. Such notices, requests, and demands shall be sent by registered or certified mail, return receipt requested; provided, however, that any quarterly statements sent by the Lender to the Borrower shall constitute notice for all purposes of this Secured Note, notwithstanding the fact that the same may not be sent by registered or certified mail, return receipt requested. To the Borrower: Thomas and Geralyn Neumann
                           823 Creek Court
                           Fair Lawn, New Jersey  07410


To the Lender:             The Sherwood Group, Inc.
                           10 Exchange Place Centre, 15th Floor
                           Jersey City, New Jersey  07302-3913

         This Secured Note shall be governed by and construed under the laws of the State of New Jersey without regard to principles of conflicts of laws.
         IN WITNESS WHEREOF, the Borrower has executed this Secured Note this 23 day of July, 1997.

WITNESS:

-----------------------                             ----------------------------
                                                                  THOMAS NEUMANN


-----------------------                             ----------------------------
                                                                 GERALYN NEUMANN




























                                                 PLEDGE AGREEMENT


                  This PLEDGE AGREEMENT is made as of July 23, 1997, between THOMAS NEUMANN and GERALYN NEUMANN (together, "Pledgor") individuals with residence at 823 Creek Court, Fair Lawn, New Jersey 07410 and THE SHERWOOD GROUP, INC., with offices at 10 Exchange Place Centre, 15th Floor, Jersey City, New Jersey 07302-3913 ("Secured Party"). Capitalized terms used herein without definition shall have the respective meanings given such terms in the Secured Note (the "Secured Note") dated as of the date hereof from Pledgor to the order of Secured Party.

            1. In order to induce Secured Party to make or continue a loan or other financial accommodation to Pledgor, and in consideration thereof, Pledgor hereby jointly and severally grants a security interest and pledges to Secured Party as security for the prompt payment and satisfaction of all obligations (the " Obligations") of Pledgor under the Secured Note, all of Pledgor's right, title and interest in and to the 60,000 shares of common stock of Secured Party (the "Stock") described on Schedule A attached hereto (as it may be amended or supplemented from time to time). Such Stock, together with all income, dividends, distributions, additional shares, warrants, rights, proceeds and other property at any time and from time to time receivable or otherwise distributable in respect of, in exchange for or in substitution of, such Stock is hereinafter collectively referred to as the "Collateral". Concurrently with delivery of this Pledge Agreement, Pledgor is delivering to Secured Party certificates for all such Stock, together with stock powers executed in blank.

            2.Pledgor represents, warrants and covenants to Secured Party that:

              (i) the Collateral is owned by Pledgor free and clear of any prior liens and encumbrances;

              (ii) there are no restrictions upon the transfer of the Collateral;

              (iii) the   security   interest   hereunder  in  the
                    Collateral is a first, prior and perfected security interest and lien upon all right, title and interest of Pledgor in the Collateral;

             (iv) Pledgor has the right to pledge and to grant the
                  security interest in the Collateral free of any encumbrances, and without the consent of the creditors of Pledgor or any other person or any governmental authority whatsoever;

              (v) there   is  no   material   pending   legal  or
                  governmental proceeding to which Pledgor is a party or to which any of its properties is subject, which proceeding will materially affect Pledgor's ability to perform its obligations hereunder or the Collateral;

              (vi) the execution,  delivery and performance of this
                  Pledge Agreement and the pledge to Secured Party and the grant to Secured Party of a security interest in the Collateral (a) will not violate, or involve Secured Party in a violation of, any provision of any law or regulation or any order of any governmental authority or any judgment of any court applicable to Pledgor or its properties and assets, (b) will not violate any indenture, any agreement for borrowed money, any bond, note or other similar instrument or any other agreement to which Pledgor is a party or by which Pledgor or any of its property is bound, (d) will not be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a  default  under  any  such  indenture,  agreement  for borrowed money, bond, note, instrument or other material agreement and (e) will not result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property or assets of Pledgor other than pursuant to this Pledge Agreement;

             (vii)Pledgor  will  at  all  times   maintain  the
                  Collateral at an amount no less in fair market value than twice the amount of the Obligations, or such other amount as may be required by law, and shall deliver to Secured Party additional Collateral, or pay down the Obligations, as may be necessary to maintain such ratio of value to the Obligations;

            (viii)Pledgor has not, is not and will not apply any
                  portion of the loan or any related credit or amounts in the Obligations to the purchase or carrying of the Stock or any margin securities, as contemplated by Regulation G of the Board of Governors of the Federal Reserve System, and will execute a purpose statement to such effect for filing therewith. ["carrying credit" is defined in Regulation G as "credit that enables a customer to maintain, reduce, or retire indebtedness originally incurred to purchase a stock [e.g. the Stock] that is currently a margin stock."]; and

              (ix)this  Pledge  Agreement  constitutes  the legal,
                  valid and binding obligation of Pledgor, enforceable in accordance with its terms.

            3. Pledgor covenants that, until all Obligations secured hereby have been fully and finally paid, it will keep the Collateral free from any lien, security interest or encumbrance, and will not sell or transfer the Stock or any interest in Collateral, except for the interest granted hereby.

            4. So long as there is no Event of Default, Pledgor shall have the right to (i) receive all cash dividends payable upon the Stock and (ii) vote all shares of Stock.



            5. Upon the occurrence and during the continuation of an Event of Default all the rights of Pledgor to receive dividends and to exercise the voting rights to which it is entitled pursuant to Section 4 shall cease and all such rights shall thereupon become vested in Secured Party, which shall have the sole and exclusive right and authority to receive such dividends and to exercise such voting rights upon the demand of Secured Party.

            6. (a) Occurrence of any of the following shall constitute an "Event of Default" under this Pledge Agreement: (i) any default in payment of principal or interest or any other default shall occur under the Obligations,
(ii) Pledgor shall fail to pay or perform any of its covenants or undertakings hereunder or any documents related to the Obligations or to this Pledge Agreement or (iii) any representation or warranty of Pledgor under this Pledge Agreement or any such document shall prove to be inaccurate in any material respect.

               (b) If an Event of Default shall have occurred and be continuing, subject to clause (c) below, Secured Party may sell the Collateral, or any part thereof, at public or private sale or at any broker's board or on any securities exchange, for cash, upon credit or for future delivery as Secured Party shall deem appropriate subject to the terms hereof or as otherwise provided in the New Jersey Uniform Commercial Code. Any purchaser at any such sale shall hold the property sold absolutely, free from any claim or right on the part of Pledgor; provided, however, that prior to the consummation of such sale Pledgor shall be entitled to redeem this pledge of Collateral by paying (i) all the Obligations and (ii) any additional costs or expenses incurred by Secured Party in connection with the proposed sale of the Collateral.

               (c) Secured Party shall give Pledgor 10 days' written notice of its intention to make any such public or private sale, or sale at any broker's board or on any such securities exchange, or of any other disposition of the Collateral. Such notice, in the case of public sale, shall state the time and place for such sale and, in the case of sale at a broker's board or on a securities exchange, shall state the board or exchange at which such sale is to be made and the day on which the Collateral, or portion thereof, will first be offered for sale at such board or exchange. Any such public sale shall be held at such time or times within ordinary business hours and at such place or places as Secured Party may fix and shall state in the notice of such sale. At any such sale, the Collateral, or portion thereof, to be sold may be sold in one lot as an entirety or in separate parcels, as Secured Party may (in its sole and absolute discretion) determine. Secured Party shall not be obligated to make any sale of the Collateral if it shall determine not to do so, regardless of the fact that notice of sale of the Collateral may have been given. Secured Party may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for sale, and such sale may, without further notice, be made at the time and place to which the same was so adjourned. In case the sale of all or any part of the Collateral is made on credit or for future delivery, the Collateral so sold shall be retained by Secured Party until the sale price is paid by the purchaser or purchasers thereof, but Secured Party shall not incur any liability in case any such purchaser or purchasers shall fail to take up and pay for the Collateral so sold and, in case of any such failure, such Collateral may be sold again upon like notice. At any sale or sales made pursuant to this Section 6, Secured Party may bid for or purchase, free from any claim or right of whatever kind, including any equity of redemption, of Pledgor, any such demand, notice, claim, right or equity being hereby expressly waived and released, any or all of the Collateral offered for sale, and may make any payment on the account thereof by using any claim for moneys then due and payable to Secured Party by Pledgor as a credit against the purchase price; and Secured Party, upon compliance with the terms of sale, may hold, retain and dispose of the Collateral without further accountability therefor to Pledgor or any third party. Secured Party shall in any such sale make no representations or warranties with respect to the Collateral or any part thereof, and shall not be chargeable with any of the obligations or liabilities of Pledgor with respect thereto. As an alternative to exercising the power of sale herein conferred upon it, Secured Party may proceed by a suit or suits at law or in equity to foreclose upon the Collateral under this Pledge Agreement and to sell the Collateral, or any portion thereof, pursuant to a judgment or decree of a court or courts having competent jurisdiction.

               (d) Also, upon an Event of Default, Secured Party shall have any and all rights afforded to secured parties under the Uniform Commercial Code or otherwise, without limitation. Secured Party may at its option retain the Collateral and apply it to the Obligations at its fair market value. In case of any sale, retention, or other disposition of any of the Collateral, Pledgor shall remain liable for any deficiency regarding the Obligations.

            7. The proceeds of sale of the Collateral sold or disposed of pursuant to Section 6 hereof shall be applied by Secured Party (after deduction of costs incurred by Secured Party while enforcing its rights pursuant to this Pledge Agreement) to the Obligations in accordance with the Secured Note as shall be applicable or as Secured Party, in its discretion, may determine.

            8. So long as the Obligations are outstanding and the security interest hereunder shall not have terminated in accordance with Section 9 hereof, Pledgor agrees to execute and deliver to Secured Party such documents or instruments and to give such notices as Secured Party may reasonably deem necessary or desirable to perfect the lien of Secured Party on the Collateral. If Pledgor does not execute and deliver to Secured Party any such amendment or other document or instrument or give such notice within 5 days after requested by Secured Party, then Secured Party is hereby authorized by Pledgor to file such items or give such notice, without the signature of Pledgor or to execute such items as attorney-in-fact for Pledgor.

            9. So long as no Event of Default shall have occurred and be continuing, this Pledge Agreement and the pledge and grant of the security interest hereunder shall terminate upon the earlier of (i) payment in full of the Obligations under the Secured Note or (ii) payment in full of the Obligations.

            10. Notices and other communications provided for herein shall be given in accordance with the provisions of the Secured Note or as agreed in writing by Secured Party.

            11. This Pledge Agreement, the Secured Note and documents referred to therein are the only documents or agreements relative to the subject matter of this Pledge Agreement. All covenants, agreements, representations and warranties made herein and in any documents delivered pursuant hereto shall survive the making available or continuation by Secured Party of the subject loan or financial accommodation, but shall continue in full force and effect only so long as the pledge and security interest hereunder shall not have been terminated pursuant to the provisions of Section 9 hereof. No provisions of this Pledge Agreement may be changed or waived except in writing signed by all parties.

            12. Whenever in this Pledge Agreement any of the parties hereto is referred to such reference shall be deemed to include the successors and assigns of such party, and all covenants, promises and agreements by or on behalf of the parties which are contained in this Pledge Agreement shall bind and inure to the benefit of the successors and assigns of all other parties.

            13. PLEDGOR (A) HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION
OF THE STATE COURTS OF THE STATE OF NEW JERSEY AND TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF NEW JERSEY, FOR THE PURPOSE OF ANY SUIT, ACTION OR OTHER PROCEEDING ARISING OUT OF OR BASED UPON THE OBLIGATIONS OR THIS PLEDGE AGREEMENT OR THE SUBJECT MATTER HEREOF BROUGHT BY SECURED PARTY OR ITS SUCCESSORS OR ASSIGNS AND (B) HEREBY WAIVES, AND AGREES NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE, OR OTHERWISE, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM THAT IT IS NOT SUBJECT PERSONALLY TO THE JURISDICTION OF THE ABOVE-NAMED COURTS, THAT ITS PROPERTY IS EXEMPT OR IMMUNE FROM ATTACHMENT OR EXECUTION, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM, THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER OR THAT THIS PLEDGE AGREEMENT OR THE SUBJECT MATTER HEREOF MAY NOT BE ENFORCED IN OR BY SUCH COURT, AND (C) HEREBY WAIVES ANY OFFSETS OF COUNTERCLAIMS IN ANY SUCH ACTION, SUIT OR PROCEEDING (OTHER THAN COMPULSORY COUNTERCLAIMS). PLEDGOR HEREBY CONSENTS TO SERVICE OF PROCESS BY REGISTERED MAIL AT THE ADDRESS TO WHICH NOTICES ARE TO BE

GIVEN, WITH MAIL AND FAX COPY TO COUNSEL AT CRUMMY, DEL DEO, DOLAN, GRIFFINGER AND VECCHIONE, P.C., ONE RIVERFRONT PLAZA, NEWARK, NEW JERSEY 07102, ATTN: FRANK
E. LAWATSCH, JR. FAX: (201) 596-0545. PLEDGOR AGREES THAT ITS SUBMISSION TO JURISDICTION AND ITS CONSENT TO SERVICE OF PROCESS BY MAIL IS MADE FOR THE EXPRESS BENEFIT OF SECURED PARTY. FINAL JUDGMENT AGAINST PLEDGOR IN ANY SUCH
ACTION, SUIT OR PROCEEDING SHALL BE CONCLUSIVE, AND MAY BE ENFORCED IN OTHER JURISDICTIONS (A) BY SUIT, ACTION OR PROCEEDING ON THE JUDGMENT, A CERTIFIED OR TRUE COPY OF WHICH SHALL BE CONCLUSIVE EVIDENCE OF THE FACT AND OF THE AMOUNT OF ANY INDEBTEDNESS OR LIABILITY OF PLEDGOR THEREIN DESCRIBED OR (B) IN ANY OTHER MANNER PROVIDED BY OR PURSUANT TO THE LAWS OF SUCH OTHER JURISDICTION; PROVIDED, HOWEVER, THAT SECURED PARTY MAY AT ITS OPTION BRING SUIT, OR INSTITUTE OTHER JUDICIAL PROCEEDINGS AGAINST PLEDGOR OR ANY OF ITS ASSETS IN ANY STATE OR FEDERAL COURT OF THE UNITED STATES OR OF ANY COUNTRY OR PLACE WHERE PLEDGOR OR SUCH ASSETS MAY BE FOUND.

            14. In the case any one or more of the provisions contained in this Pledge Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

            15. TO THE EXTENT NOT PROHIBITED BY APPLICABLE LAW WHICH CANNOT BE WAIVED, PLEDGOR HEREBY WAIVES, AND COVENANTS THAT IT WILL NOT ASSERT (WHETHER AS PLAINTIFF, DEFENDANT OR OTHERWISE), ANY RIGHT TO TRIAL BY JURY IN ANY FORUM IN RESPECT OF ANY ISSUE, CLAIM, DEMAND, ACTION, OR CAUSE OF ACTION ARISING OUT OF OR BASED UPON THE OBLIGATIONS, THIS PLEDGE AGREEMENT OR THE SUBJECT MATTER HEREOF, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING OR WHETHER IN CONTRACT OR TORT OR OTHERWISE. PLEDGOR ACKNOWLEDGES THAT IT HAS BEEN INFORMED BY SECURED PARTY THAT THE PROVISIONS OF THIS SECTION 15 CONSTITUTE A MATERIAL INDUCEMENT UPON WHICH SECURED PARTY HAS RELIED, IS RELYING AND WILL RELY IN ENTERING INTO THE LETTER OF CREDIT AGREEMENT. SECURED PARTY MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION 15 WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF PLEDGOR TO THE WAIVER OF ITS RIGHTS TO TRIAL BY JURY.

            16. Upon the occurrence and during the continuance of an Event of Default, Pledgor hereby appoints Secured Party its attorney-in-fact for the purpose of carrying out the provisions of this Pledge Agreement and the pledge of, and the grant of a security interest in, the Collateral hereunder and taking any action and executing any instrument which Secured Party may deem necessary or advisable to accomplish the purposes hereof, which appointment is irrevocable and coupled with an interest. Without limiting the generality of the foregoing, Secured Party shall have the right and power to receive, endorse and collect all checks and other orders for the payment of money made payable to Pledgor representing any interest, dividend or other distribution payable in respect of the Collateral or any part thereof and to give full discharge for the same.

            17. Pledgor further covenants and agrees that it will, upon the request of Secured Party at any time and from time to time, execute and deliver such further documents and do such other acts and things as Secured Party may reasonably require in order to effect the purposes hereof.

            18. Each and every right granted to Secured Party hereunder or under any other document delivered hereunder or in connection herewith, or allowed it by law or equity, shall be cumulative and may be exercised from time to time. No failure on the part of Secured Party to exercise, and no delay in exercising, any right shall operate as a waiver thereof, nor shall any single or partial exercise by Secured Party of any right preclude any other or future exercise thereof of the exercise of any other right.

            19. This Pledge Agreement shall be governed and construed in accordance with the laws of the State of New Jersey.

            20. Pledgor agrees to pay all reasonable attorney's fees and costs incurred by Secured Party in enforcing and protecting its rights under this Agreement.


*                                      *                                      *

                  IN WITNESS WHEREOF, this Pledge Agreement has been executed and delivered as of the date first above written.




                                                     ---------------------------
                                                     Thomas Neumann
                                                     Pledgor


                                                     ---------------------------
                                                     Geralyn Neumann
                                                     Pledgor



                                                     THE SHERWOOD GROUP, INC.
                                                     Secured Party


                                                     By:
                                                          Name:
                                                          Title:




                                                   EXHIBIT 10.23
                                             UNITED STATES DISTRICT COURT
                                       FOR THE SOUTHERN DISTRICT OF NEW YORK

-----------------------------------------------------------

                                                            94 Civ. 3996 (RWS)
IN RE:

                                                            M.D.L. No. 1023
NASDAQ MARKET-MAKERS
ANTITRUST LITIGATION
                                                       This Document Relates To:
                                                            All Actions
-----------------------------------------------------------


                                           AMENDED SETTLEMENT AGREEMENT

         THIS AMENDED SETTLEMENT AGREEMENT ("Settlement Agreement") is made effective the 9th day of April, 1997, by defendant Sherwood Securities Corp. (the "Settling Defendant") and plaintiffs, through Plaintiffs' Co-Lead
Counsel in the In Re: Nasdaq Market-Makers Antitrust Litigation, 94 Civ.
3996 (RWS), M.D.L. No. 1023, a multidistrict consolidated class action, acting on behalf of the Class defined herein (collectively, the "Class" or "class plaintiffs").
         WHEREAS, Settling Defendant and Plaintiffs' Co-Lead Counsel previously executed a Settlement Agreement on April 9, 1997 (the "Original Agreement");
         WHEREAS, Settling Defendant and Plaintiffs' Co-Lead Counsel mutually believe that certain modifications of the Original Agreement are in the best interests of Settling Defendant and the Class;

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

         WHEREAS, in determining the amount of monetary compensation to be paid by this Settling Defendant, Plaintiffs' Co-Lead Counsel have taken into account, inter alia, (a) the Settling Defendant's position as the first Settling Defendant, (b) the Settling Defendant's net worth relative to the net worth of Other Defendants; (c) the fact that Plaintiffs' motion to include institutional investors in the class was undecided at the time of the entry into the Original Agreement; and (d) Settling Defendant's estimated market share.

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

                  c. If Class Redefinition occurs subsequent to the time that this settlement becomes final in accordance with
                           Section 7, then the parties agree that said Class Redefinition shall constitute a reason justifying relief to Sherwood from the operation of the judgment within the meaning of Fed. R. Civ. P. 60(b)
                           (6) to the extent necessary to effectuate the corresponding redefinition of the class for purposes of this settlement. The parties further agree that they shall jointly ask the Court for such relief for Sherwood and for such further relief as is necessary to redefine the class for purposes of this settlement and for the provision of such notice to the redefined class, without additional cost to Sherwood, as the Court deems necessary in light of the Class Redefinition. This subsection 2(c) shall be severable and subject to separate Court approval.

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

         4.       Motion for Preliminary Approval.
         No later than July 3, 1997, Plaintiffs' Co-Lead Counsel shall submit to the Court a motion for preliminary approval of the settlement and this Settlement Agreement. A proposed form of order is attached hereto as Exhibit A. Plaintiffs' Co-Lead Counsel and counsel for the Settling Defendant shall request that a decision be made promptly on the papers, or that a hearing on the motion for preliminary approval of the settlement be held within 30 days of the date of such motion.
         5.       Combination of Class Notice and Settlement Notice.

         Counsel for the Settling Defendant and Plaintiffs' Co-Lead Counsel will ask the Court to combine the notice of this settlement with the class notice to be given generally, pursuant to Rule 23(c), (d) and (e) of the Federal Rules of Civil Procedure. Plaintiffs' Co-Lead Counsel shall recommend to the Court, and Settling Defendant shall not oppose, a program and form of notice to the Settlement Class consistent with the goals of providing economical, efficacious and expeditious notice consistent with the requirements of Rule 23 and due process. After the Court approves a program and form of notice and finds that the program and form of notice satisfy the requirements of Rule 23 and due process, up to one-half of the Settlement Fund (as adjusted and including accrued interest) may be used to pay the costs of class notice. However, if prior to class notice Plaintiffs' Co-Lead Counsel enter into Future Settlements with one or more Future Settling Defendants, which are preliminarily approved by the Court, the amount of the Settlement Fund that may be used to pay the costs of class notice shall not exceed the lesser of (a) one-half of the Settlement
Fund or (b) 100% of the costs of class notice divided by the number of defendants, including the Settling Defendant, who have settled, regardless of whether or not the Future Settling Defendants are required by the Future
Settlements to contribute to the cost of class notice. (For example, if a settlement with one Other Defendant is preliminarily approved, the amount of the Settlement Fund that may be used to pay the costs of class notice shall be the lesser of one-half of the Settlement Fund or 50% of the class notice costs, and if settlements with two Other Defendants are preliminarily approved, the amount of the Settlement Fund that may be used to pay the costs of class notice shall be the lesser of one-half of the Settlement Fund or one-third of the total costs of giving notice.) For purposes of this Settlement Agreement, the costs of giving notice include all costs and expenses associated with notice to the class, including but not limited to the costs and expenses associated with identifying class members, providing mailed notice and published notice, and providing any notice by means of the Internet, toll-free telephone service or otherwise. The Settling Defendant shall provide all information, within its possession, custody or control, relating to the identity of class members to the same extent agreed to by nineteen (19) or more defendants or, in the absence of an agreement, ordered by the Court. The Settling Defendant will not object to the inclusion of notice in its periodic mailings to class members, if any, to the extent agreed to by nineteen (19) or more defendants or, in the absence of an agreement, ordered by the Court.

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

                  f. reserving continuing and exclusive jurisdiction over the settlement and this settlement agreement, including the administration and consummation of the settlement; and

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


It is agreed that the provisions of Rule 60 of the Federal Rules of Civil Procedure shall not be taken into account in determining the above-stated times. Notwithstanding the foregoing, nothing in this Section shall prejudice the ability of the parties to make the joint application contemplated by Section 2(c) above nor relieve the parties of their obligation to do so.


         8.       Monetary Terms.

         Subject to the provisions hereof, and in full, complete and final settlement of the Class Action, the Settling Defendant agrees that it shall pay and Plaintiffs agree to accept the total sum of $9,187,500.00. Settling Defendant and Plaintiffs mutually agree that a reasonable estimate of Settling Defendant's market share is 2.1%. (For this purpose, "Defendants' Market" is defined as the 35 defendants' total number of shares traded as market makers in the class securities currently set forth in, and within the time periods set forth in, Exhibit A to the Refiled Consolidated Complaint, excluding trades outside the Nasdaq National Market (e.g., Instinet or Posit), excluding trades between market makers, and excluding trades by non-defendant market makers.) Using this estimate, the parties have agreed to the total settlement payment of $9,187,500.00 set forth above, which represents $4,375,000.00 per percentage point for Settling Defendant's estimated market share of the Defendants' Market. It is the mutual understanding of the parties, however, that this estimate of market share is but one of the factors considered in arriving at the consideration to be paid by Settling Defendant. Plaintiffs' Co-Lead counsel also took into account, among other things, Settling Defendant's position as the first Defendant agreeing to settle, the relative net worth of Settling Defendant, and the fact that Plaintiffs' motion for inclusion of institutional investors in the class was undecided as of the date of the Original Agreement. Moreover, the parties mutually understand that the calculation of any defendant's market share with precision is difficult given the available data and alternative available methods and approaches to calculation. Settling Defendant's estimated market share is just that--a reasonable estimate. Neither party believes that the fairness or adequacy of this Settlement Agreement is dependent upon the precision of that estimate. Rather, it is the joint belief of the parties that the sum of $9,187,500.00 is fair, reasonable and adequate based on the totality of the circumstances surrounding this settlement.

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

         The Settling Defendant agreed to pay and did, in fact, pay the first half of its principal obligation, within ten (10) business days after the Original Agreement, into an escrow account to be invested in instruments secured by the full faith and credit of the United States. The escrow account shall be established and administered pursuant to an escrow agreement in a form satisfactory to the parties, and held and administered by an escrow agent satisfactory to the parties. Plaintiffs' Co-Lead Counsel and Counsel for the Settling Defendant shall be joint trustees of this escrow account. It is intended that any taxes due as a result of income earned by the Settlement Fund will be paid from the Settlement Fund. In the event federal income tax liability is final, assessed against and paid by the Settling Defendant as a result of income earned by the Settlement Fund, Settling Defendant shall be entitled to reimbursement of such payment from the Settlement Fund. Settling Defendant will notify Plaintiffs' Co-Lead Counsel of any notice of assessment or payment and will use its best efforts to resist any such assessment or payment.
         The Settling Defendant shall pay the second half of its principal obligation 365 days after signing the Original Agreement into the same escrow account set forth above, to be invested in like manner (or, if applicable, the escrow account established under Section 11 of this Settlement Agreement). Simple interest shall be earned over the 365 day period at the Broker's Call Rate ("Call Money") as published in the Wall Street Journal as of the date of the signing of the Original Agreement, which was 7.25%.

         Nothing contained in this Settlement Agreement shall limit the Settling Defendant's right to prepay the second half of its principal obligation with interest through the date of actual payment, and without prepayment penalty, which right, if exercised, will fulfill the Settling Defendant's payment obligation hereunder in full.

         If the Settling Defendant fails to pay in full the second half of its principal obligation (as adjusted above) with interest (as computed above) 365 days after the date of signing of the Original Agreement, then Plaintiffs' Co-Lead Counsel, on 10 days written notice to Settling Defendant's counsel, during which 10-day period Settling Defendant shall have the opportunity to cure the default without penalty, may withdraw from this Settlement Agreement or elect to enforce it, with the full expenses of any enforcement effort, including legal fees, to be taxed against Settling Defendant. The Settling Defendant's obligation to pay may be enforced by motion in this multidistrict litigation.

         9.       All Claims Satisfied by Settlement Fund.
         Plaintiffs and other members of the Class who have not timely excluded themselves from the Class shall look solely to the Settlement Fund for settlement and satisfaction against the Settling Defendant of all claims that are released hereunder. Except as provided herein, or by subsequent order of the Court, no class member shall have any interest in the Settlement Fund or any portion thereof.
         10.      Expenses Paid From Settlement Fund.
         The Settling Defendant shall not be liable for any costs, or fees or expenses of any of plaintiffs' respective attorneys, experts, consultants, agents and representatives, but all such costs, fees and expenses as approved by the Court may be paid out of the Settlement Fund.
         11.      Establishment of Escrow Account.
         Ten days after final settlement approval, the Settlement Fund (including the principal obligation and interest) shall be paid into a further escrow account with Plaintiffs' Co-Lead Counsel as sole trustees. Except as provided in Sections 5 and 12A herein, no distribution of the Settlement Fund shall be made until the conditions contained in Section 7 shall have been fulfilled.

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

         12A.     Attorneys' Fees and Expenses.
         Nothing in this Settlement Agreement shall prohibit such attorneys' fees and expenses as are awarded by the Court from the Settlement Fund from being paid to Plaintiffs' Co-Lead Counsel (if consistent with the Court's award) immediately upon such award, notwithstanding the existence of any timely filed objections thereto, or potential for appeal therefrom, or collateral attack on the settlement or any part thereof, subject to Plaintiffs' Co-Lead Counsel's (and other recipient counsel's) obligation to make appropriate refunds or repayments to the Settlement Fund plus accrued interest, if and when, as a result of any appeal and/or further proceedings on remand, or successful collateral attack, the fee or cost award is reduced or reversed.

         13.      Non-Monetary Relief.

         The Settling Defendant, as a further term of this Settlement Agreement, conditionally agrees to the following non-monetary relief. The parties shall jointly move for entry of the Stipulation and Order, appended hereto as Exhibit C, at the same time that they move for final approval of this Settlement Agreement. However, the Stipulation and Order appended hereto as Exhibit C shall not become final and shall not become effective unless and until, and only to the same extent that, 23 or more Future Settling Defendants (other than Kidder Peabody which is no longer in business) agree to the entry of a Stipulation and Order, of the same or longer duration, containing the same Negative Covenants contained in Exhibit C, which Stipulations and Orders have become final and effective. In addition, effective upon final approval of this Settlement and of Future Settlements by at least 23 Future Settling Defendants (other than Kidder Peabody which is no longer in business) containing a like provision, Settling Defendant agrees that if the United States Department of Justice requests that some or all of the resources Settling Defendant is required, by the terms of any finally approved resolution of United States of America v. Alex. Brown, et al., 96 Civ. 5313(RWS), in the United States District Court for the Southern District of New York (the "DOJ Action"), to dedicate to the monitoring and recording of telephone conversations be diverted instead to the recording and monitoring of other media of trader communications (such as, for example, Instinet or SelectNet), Settling Defendant shall comply with that request. In no event, however, shall Settling Defendant be required by operation of this Section to agree to any such request that would increase the aggregate time or expense dedicated to monitoring trader communications. Nothing in this Section shall be construed to require Settling Defendant to enter into any settlement at all of the DOJ Action or to agree to any monitoring of trader communications as part of such a settlement.
         No provision of the Stipulation and Order appended hereto as Exhibit C or of this Section 13 shall be enforceable against the Settling Defendant if a State orFederal government agency or authority commences an action or proceeding in which it formally asserts that such provision, alone or in combination with other provisions, is a Statutory Disqualifier, in which case such provision or provisions shall be deemed null and void ab initio. Moreover, nothing in this Settlement Agreement is intended by the Parties to waive any rights the Settling Defendant may have in connection with the DOJ Action or in connection with any settlement of the DOJ Action; nor is it intended to waive any objections Plaintiffs' Co-Lead Counsel may have to any current or future proposed settlement of the DOJ Action. In particular, and without limitations, in the event, as contemplated by this Section, Settling Defendant agrees at the request of the DOJ to the recording or monitoring of forms of trader communications other than telephone calls, any such recordings or other evidentiary by-product of such monitoring shall not be discoverable by persons other than the DOJ or admissible in judicial or administrative proceedings unless, and only to the extent that, tape recordings made pursuant to the terms of any finally approved settlement by Settling Defendant of the DOJ Action are discoverable or admissible. Nothing in this Section shall be asserted by the parties to be additional grounds for either approval or disapproval by the Court of the currently proposed settlement of the DOJ Action, nor shall this Section operate as assent by the Class to be bound by the judgment in the DOJ Action to any greater extent than the Class would otherwise be bound.
         It is agreed and understood that if the Non-Monetary Relief set forth herein and in Exhibit C hereto does not become effective by its terms or becomes effective but is later rendered void by its terms, then this Settlement Agreement shall still be enforceable and effective in all other respects and the parties agree that the monetary consideration is itself fair and adequate consideration for the settlement embodied in this Settlement Agreement.

         14.      Release.

         As set forth in the final judgment to be entered in accordance with this Settlement Agreement, upon this Settlement Agreement becoming final, the Released Parties shall be released and forever discharged from all manner of claims, demands, actions, suits, and causes of action relating to all Nasdaq Securities (including securities that are not Class Securities), whether class, individual, or otherwise in nature, damages, whenever incurred, liabilities of any nature whatsoever, including costs, expenses, penalties and attorneys' fees, known or unknown, suspected or unsuspected, in law or equity, that any class plaintiff or members of the Class who have not timely excluded themselves from the Class Action (whether or not they make a claim upon or participate in the Settlement Fund), ever had, now has or hereafter can, shall or may have, arising from or relating in any way to (a) any conduct complained of in the Refiled Consolidated Complaint or the constituent actions consolidated therein, (b) any conduct involving any express or implied or tacit joint or coordinated activity between Settling Defendant (including any employee of Settling Defendant) and any other Nasdaq Market maker (including any employee thereof) with respect to quotes, quote increments, movements of quotes, prices, dealer spreads or inside spreads of any Nasdaq Security, (c) any conduct relating in any way to the fixing, stabilizing, maintaining or widening of bid-ask spreads (either dealer spreads or inside spreads or both) for any Nasdaq Security, (d) any conduct relating in any way to the fixing of or movement (or increments of movement) of bid or ask quotations for any Nasdaq Security (including without limitation movements of quotes at the request of or pursuant to agreement with another Market maker), (e) any conduct relating in any way to the minimum or maximum number of shares that Nasdaq Market makers, or any of them, were willing to trade at their quoted bid or quoted ask, (f) any conduct relating in any way to the subject matter of any of the negative covenants set forth in the proposed Stipulation and Order annexed hereto as Exhibit C (regardless of whether said Stipulation and Order is ever entered or ever becomes effective or is rendered void ab initio), (g) any conduct relating in any way to any boycott, harassment, refusal to deal or other behavior toward any person or entity relating in any way to the conduct described in (a) through (f); including, without limitation, any such claims which have been asserted or could have been asserted in this litigation against the Released Parties or any one of them, or which arise under or relate to any federal or state antitrust, unfair competition, unfair practices, price discrimination, unitary pricing or trade practice law, securities law, or other law or regulation, or common law, including without limitation, the Sherman Antitrust Act, 15 U.S.C. ss.1 et seq. (hereinafter and as further defined in Section 14, the "Released Claims"); provided, however, that this release does not include a release of any claims (i) for alleged churning of securities, (ii) for alleged fraud relating to undisclosed payment for order flow, (iii) for alleged fraud relating to material misstatements or omissions bearing on the underlying value of specific securities (and unrelated to market-making activities, such as, but not limited to, movement of quotes, quote increments, dealer spreads, inside spreads and agreements or arrangements between market makers relating to such market-making activities), or (iv) enumerated in any Complaint which was filed and served upon Settling Defendant prior to the date of the Original Agreement (April 9, 1997) except for this Class Action and except for any similar State or Federal action which was voluntarily dismissed prior to the date of this Settlement Agreement. Nothing herein shall be construed as indicating in any way that any such claims enumerated in (i) through (iv) have any validity or could be or have been validly asserted against the Settling Defendant or any Other Defendant.

         The scope of this release to the Settling Defendant shall be expanded commensurately to the extent that a broader or more protective release is given to any Other Defendant in any Future Settlement. Nothing in this Settlement Agreement is intended to release any claims against any Other Defendants.
         15.      Waiver of Rights.

         Upon this Settlement Agreement becoming final pursuant to Section 7 hereof, each Settlement Class Member does hereby and by operation of the Final Judgment shall, expressly waive and relinquish, to the fullest extent permitted by law, the provisions, rights, and benefits of Section 1542 of the California Civil Code, which provides:
                  A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

and any and all provisions, rights and benefits of any similar state or federal law, rule or regulation or the common law. Each member of the Class may hereafter discover facts other than or different from those which he, she or it knows or believes to be true with respect to the claims which are the subject matter of the provisions of Section 14, but each member of the Class hereby expressly waives and fully, finally and forever settles and releases, upon this Agreement becoming final, any known or unknown, suspected or unsuspected, contingent or noncontingent claim with respect to the subject matter of the provisions of Section 14, whether or not concealed or hidden, without regard to the subsequent discovery or existence of such different or additional facts.

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

         The Parties agree that beginning on the date of the Original Agreement there shall be a six (6) month moratorium of document discovery by plaintiffs directed to the Settling Defendant or any Released Party hereunder, except that the Settling Defendant will provide to Plaintiffs the limited category of documents necessary to effectuate class certification notice, to the same extent agreed to by nineteen (19) or more Other Defendants, or, in the absence of an agreement, ordered by the Court, and except that Settling Defendant shall promptly after the date of this Settlement Agreement produce any transcripts (and exhibits) in its possession, custody or control of testimony given by Settling Defendant's current or former employees to the Department of Justice ("DOJ"), as well as Settling Defendant's Answers to Interrogatories previously posed by the DOJ.

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

                  b. After the expiration of the six (6) month moratorium, the Settling Defendant shall produce all testimony transcripts within its possession, custody or control and exhibits thereto within its possession, custody or control as of the date of this Settlement Agreement from those depositions of Settling Defendant's current or former employees which were conducted by the Securities and Exchange Commission ("SEC") in connection with the investigation captioned In the Matter of Certain Market Making
                                     --------------------------------------
                           Activities on Nasdaq (the "SEC Investigation").
                           --------------------
                           If the Settling Defendant gains possession, custody or control of additional transcripts of testimony
                           (or exhibits thereto) conducted in connection with the SEC Investigation after the date of this Settlement Agreement, said transcripts (and exhibits thereto) shall be produced sixty (60) days after receipt of the transcripts (and exhibits thereto) by the Settling Defendant's counsel. The Settling Defendant further agrees that after the six (6) month moratorium, it shall produce all documents (other than audiotape) provided to the SEC in connection with the SEC Investigation. Nothing herein shall be construed as indicating that the Settling Defendant has any SEC exhibits in its possession, custody or control.

                  c. Nothing contained herein shall be construed as affecting any right of reimbursement Settling Defendant may have for the reasonable costs of any such document production, nor as conceding that any such right exists.

         20.      Answers to Interrogatories.

         The Parties agree that beginning on the date of the Original Agreement there shall be a six (6) month moratorium on any requirement that the Settling Defendant provide answers to the plaintiffs' interrogatories. The Parties agree that after the expiration of the six (6) month moratorium, the Settling Defendant shall produce to plaintiffs answers to the following three (3) types of questions only:

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

         21.      Deposition Discovery.

         The Parties agree that beginning on the date of the Original Agreement there shall be a nine (9) month moratorium on deposition discovery directed to the Settling Defendant or any Released Party hereunder.

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

         22.      Audiotape Production.

         Except as provided in subsection (a) and (b) below, the Parties agree that beginning on the date of the Original Agreement there shall be a nine (9) month moratorium on any requirement that the Settling Defendant provide audiotape recordings of telephone conversations.

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

                  d. The procedure by which the Settling Defendant will copy and make audiotape available to Plaintiffs shall be governed by the procedure that has been in effect to date in this Class Action and which is incorporated in the Stipulation executed simultaneously herewith between the Settling Defendant and the Plaintiffs' Co-Lead Counsel (a copy of which is attached as Exhibit D).

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

         This Settlement Agreement may be executed in counterparts. Facsimile signatures shall be considered as valid signatures as of the date hereof, although the original signature pages shall thereafter be appended to this Settlement Agreement. By signing this Settlement Agreement, Plaintiffs' Co-Lead Counsel represent that they are authorized to enter into this Settlement Agreement by Pretrial Order Number 1 on behalf of counsel for all named plaintiffs in the Class Action.

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

         H. "Future Settlement(s)" means settlement(s) entered into between Plaintiffs' Co-Lead Counsel and any Other Defendant in the Class Action. This expressly includes, without limitation, any settlements that may have been executed after the date of the Original Agreement, but before the date of this Settlement Agreement.

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

         N. "Non-Individual Class Members" shall mean all Class Members who are not natural persons.
         O.       "Or" means and/or.
         P. "Other Defendants" means the 34 defendants other than the Settling Defendant.
         Q. "Price" means the price at which a Nasdaq Security is bought or sold.
         R. "Quote increment" means the difference between a market maker's bid or ask on Nasdaq and that market maker's immediately preceding or immediately subsequent bid or ask on Nasdaq for a particular Nasdaq Security.
         S.       "Quote" means a bid or an ask on Nasdaq.
         T.       "Released Claims" shall mean those claims identified in
Section 14 of this Settlement Agreement.
         U. "Released Parties" shall mean Settling Defendant Sherwood Securities Corp. and its predecessors or successors and, in their respective capacity related to Sherwood, but not in any capacity related to any Other Defendant, any of its present or former members, principals, officers, directors, employees, agents, attorneys, shareholders, advisors, parents, subsidiaries or affiliates (including but not limited to National Discount Brokers, Equitrade, Triak Services Corp. and MXNet, Inc. and The Sherwood Group) and associates (as defined in SEC Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934) and each of their assigns, representatives, heirs, executors and administrators (and present or former members, principals, officers, directors, employees, agents, attorneys, shareholders or advisors of all such parents, subsidiaries, affiliates or associates in any capacity related to Sherwood but not in any capacity related to any Other Defendant).
         V. "Settlement Fund" means the principal amount of the settlement paid, or to be paid, by the Settling Defendant as set forth in Section 8 hereof, plus any accrued interest as provided for herein.
         W.       "Settling Defendant" means Defendant Sherwood Securities Corp.
         X. "Statutory Disqualifier" means any Court Order, or portion thereof, that would constitute a disqualifying event or grounds for suspension or revocation of registration, or membership disqualification, under any provisions of federal or state securities laws or regulations or any rule of any national securities association or of any securities exchange.
Dated Effective:  April 9, 1997
                                                         By
                                                          Arthur M. Kaplan, Esq.
                                                          FINE, KAPLAN AND BLACK
                                                  23rd Floor, 1845 Walnut Street
                                                          Philadelphia, PA 19103
                                                                  (215) 567-6565


                                                         By
                                                        Christopher Lovell, Esq.
                                                                  63 Wall Street
                                                       New York, New York  10005
                                                                  (212) 480-1600


                                                         By
                                                          Leonard B. Simon, Esq.
                                                          David J. Bershad, Esq.
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

                                                                          -and-

                                                          One Pennsylvania Plaza
                                                              New York, New York
                                                                 (212) 594-5300


                                                          By
                                                        Robert A. Skirnick, Esq.

                                     MEREDITH, COHEN, GREENFOGEL & SKIRNICK, PC.
                                                     63 Wall Street - 32nd Floor
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
                                                                  (201) 596-4500

                                           Counsel for Sherwood Securities Corp.




~;;;~;;











                                                                   EXHIBIT 10.24

                                                 EQUITRADE PARTNERS
                                                AMENDED AND RESTATED
                                                PARTNERSHIP AGREEMENT


                                               Dated as of May 2, 1997









                                                  TABLE OF CONTENTS

Section                                     Subject                                            Page
-------                                     -------                                            ----
  1                        Name and Principal Office.......................................      1
  2                        Purposes............................................................. 1
  3                        Office................................................................2
  4                        Partners..............................................................2
  5                        Conduct of Business...............................................    2
  6                        Term..................................................................4
  7                        Compliance with Applicable Law and Rules..................            4
  8                        Books of Account..................................................    5
  9                        Availability of Books of Account...............................       5
 10                        Audit of Books......................................................  5
 11                        Annual Reports and Statements..................................       5
 12                        Capital Contribution of the Partners............................      5
 13                        Mandatory Additional Cash Contribution......................          5
 14                        Subordinated Loans................................................    5
 15                        Return of Capital Contribution..................................      6
 16                        Capital Accounts...................................................   6
 17                        Allocation of Net Profits and Net Losses......................        7
 18                        Allocations for Income Tax Purposes...........................        12
 19                        Valuation of Partnership Securities.............................      12




                                             TABLE OF CONTENTS (cont'd)
Section                                     Subject                                    Page
-------                                     -------                                    ----
 20                        Distribution and Additional Capital Contributions...........          12
 21                        Salaries of the Partners............................................  12
 22                        Assignment of Interest............................................    13
 23                        Withdrawal, Death, Incompetency and Removal.............              13
 24                        Dissolution and Termination.....................................      20
 25                        Liability and Indemnification.....................................    21
 26                        Outside Activities..................................................  22
 27                        Goodwill and Use of Partnership Name.......................           22
 28                        Fiscal Year and Partnership Books.............................        22
 29                        Use of Partnership Facsimile Signature........................        22
 30                        Power of Attorney.................................................    23
 31                        Arbitration of Disputes............................................   23
 32                        Notice................................................................23
 33                        Binding Effect, Amendment......................................       23
 34                        Sale of the Assets of the Partnership...........................      24
 35                        Effective Date....................................................... 24
 36                        Applicable Law.....................................................   24
 37                        Entire Agreement..................................................    24
 38                        Counterparts......................................................... 25
 39                        Headings............................................................. 25
                                                      EXHIBITS

1.       Exhibit A         Names, Capital Contribution of Partners

2.       Exhibit B         Equitrade B Securities, Partners and Employees

3.       Exhibit C         Equitrade C Securities, Partners and Employees

4.       Exhibit D         Net Profit and Loss Allocation Between and Among General Partners

5.       Exhibit E         A-B-C Agreements


         AMENDED AND RESTATED PARTNERSHIP AGREEMENT (the "Agreement"), dated as of May 2, 1997, among Stephen DiLascio, John F. Nicolosi, Gerard J. Dreyer, and Philip J. Kopp, III, each individually a "General Partner" and collectively the "General Partners", The Sherwood Group, Inc., a Delaware corporation ("Sherwood" or the "Special Limited Partner"), Cynthia K. Kellogg, Harvey Silverman, James
C. Emrich ("Emrich"), John W. Nick, Jr. ("Nick"), David Green ("Green"), and Dresdner-NY Incorporated, a Delaware corporation ("DNY"), each individual or entity a "Limited Partner" and collectively the "Limited Partners". The General Partners, Special Limited Partner, and Limited Partners are sometimes hereinafter referred to individually as a "Partner" and collectively as the "Partners".

         WHEREAS, the Partnership has been conducting business as a New York limited partnership organized under Article 8 of the New York Partnership Law (the "Partnership") pursuant to an Amended and Restated Partnership Agreement dated as of July 1, 1991, which was amended as of April 11, 1995;

         WHEREAS, the Partners wish to further amend said Partnership Agreement to reflect: (i) the admission of Nick, Green, and DNY as Limited Partners;

         WHEREAS, the Partners wish to restate in its entirety the Partnership Agreement, as so amended;

         NOW, THEREFORE, in consideration of the foregoing, of the mutual promises of the parties hereto and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree that the Partnership Agreement be, and the same hereby is, amended and restated to read in its entirety as follows:

         A. Name and Principal Office.The parties hereto hereby continue the Partnership as a limited partnership which has been formed heretofore and which shall continue to conduct business under the firm name of Equitrade Partners. The principal office of the Partnership shall continue to be in the County, City and State of New York. The Partnership may transact business at such other place or places within or without the State of New York or the United States as it may determine from time to time.

         2. Purposes. The purposes of the Partnership are to act as a trader, dealer, specialist and market maker in securities, options and commodities, including, without limitation, buying, selling, holding, trading, investing and dealing in such securities, options and commodities and in general conducting all such businesses as are usually conducted by market makers and dealers in securities, options and commodities including without limitation, acting as a specialist on the New York Stock Exchange, Inc. (the "Exchange" or the "NYSE") and all such activities as are related or incidental to the foregoing. Subject to applicable provisions of the Securities and Exchange Act of 1934, as amended, and the regulations thereunder (the "Exchange Act") and to the Constitution and rules of the Exchange and such other exchanges on which the Partnership may trade, the Partnership may engage in any transactions necessary or appropriate to the accomplishment of its purposes, including, without limitation, borrowing money and engaging in margin or short sale transactions.

         3. Office. The principal office of the Partnership shall be located at 50 Broadway, 17th Floor, New York, New York 10004 or at such other place as the Partners may determine.

         4.       Partners.         The names of the  Partners  in the
Partnership  are as set forth on  Exhibit A attached hereto.

         5.       Conduct of Business.

                  (a) Except as otherwise hereinafter provided, Stephen DiLascio ("DiLascio") and the Sherwood Managing Partner, as hereinafter defined, shall be the Managing Partners of the Partnership.

                  (b) DiLascio, as Managing Partner, shall have primary responsibility for all decisions regarding the day-to-day management of the trading operations of the Partnership (including all interaction between the NYSE and the Partnership relating to the business of the Partnership, the activities of employees of the Partnership and specialist issues). The Sherwood Managing Partner shall be solely responsible for making all decisions concerning the management and business of the partnership with respect to matters upon which DiLascio and a majority in interest of the other Partners shall not agree, including without limitation, all matters within the primary responsibility of DiLascio set forth above. Notwithstanding the preceding portions of this Section 5(b), (i) neither the Sherwood Managing Partner nor the Special Limited Partner shall be restricted from communicating or dealing with the NYSE with respect to its own businesses or the business of the Partnership, and (ii) no increase shall be made in the salary of any General Partner other than in the normal and usual course of the Partnership's business, no debt shall be incurred by the Partnership other than in the normal and usual course of the Partnership's business, and no sale of all or part of the business or assets of the Partnership shall be made without the consent of the Special Limited Partner.

                  (c) Emrich shall act as a specialist in the securities identified in Exhibit B which is annexed hereto and made a part hereof (hereinafter referred to as the "Equitrade B Securities") and to perform such services and duties related thereto, as shall from time to time be reasonably assigned to Emrich by DiLascio.

                  (d) Nick and Green shall act as specialists in the securities identified in Exhibit C which is annexed hereto and made a part hereof (hereinafter referred to as the "Equitrade C Securities") and perform such services and duties related thereto, as shall from time to time be reasonably assigned to Nick and Green by DiLascio.

                  (e) In each and every event that (i) the Partnership shall incur Net Losses for 5 consecutive calendar quarters, or (ii) the annual Net Profits of the Partnership shall be less than $250,000, or pro rata part thereof in the case of a period of less than twelve months, then the Sherwood Managing Partner shall, for a period of time which commences on the date that the Sherwood Managing Partner receives actual notice of the occurrence of an event described in the preceding notice of the occurrence of an event described in the preceding 5(c)(i) or (ii) (collectively, a "Trigger Event") and terminates as of midnight on the forty-fifth day thereafter, have the right to become the "Substitute Managing Partner" by the giving of notice to the Partnership and to the NYSE of his intention to become the Substitute Managing Partner. Any such exercise shall be permanent and the Sherwood Managing Partner shall thereafter remain the Substitute Managing Partner for the term of the Partnership. The failure of the Sherwood Managing Partner to exercise the rights set forth in this Section 5(e) upon the occurrence of any Trigger Event shall not constitute a waiver of his rights under this Section 5(e) with respect to any past, future or contemporaneous Trigger Event.

                  (f) The term "Sherwood Managing Partner" shall mean James H. Lynch, Jr. (or a corporation wholly-owned by him) ("Lynch") unless and until Lynch shall cease to be an officer, director or employee of Sherwood or Lynch shall resign as Sherwood Managing Partner. Thereafter, upon the thirtieth day following notice to the NYSE (but in no event less than fifteen days following delivery to the NYSE of all documents reasonably requested by the NYSE in connection with approval of such person or entity) unless disapproved by the NYSE, each of Arthur Kontos and Dennis V. Marino (or a corporation wholly-owned by such person) shall become Sherwood Managing Partner in the consecutive order set forth in this sentence, until such person shall cease to be an officer, director or employee of Sherwood or such person shall resign as Sherwood Managing Partner. In the event that each of Lynch, Arthur Kontos or Dennis V. Marino shall cease to be an officer, director or employee of Sherwood or shall resign as Sherwood Managing Partner, the Sherwood Managing Partner shall thereafter be such successive persons or entities as Sherwood shall determine, in its sole and absolute discretion, subject only to the rules and regulations of the NYSE.

                  (g) The Special Limited Partner is hereby granted the right, at any time or from time to time, to convert part or all of the Special Limited Partnership Interest held by it into one or more General Partnership Interests. Upon each such conversion, which shall be made upon delivery of written notice to the Partnership or any of the Managing Partners, (i) that portion of the Special Limited Partnership interest so converted shall cease to exist and there shall arise and exist a General Partnership Interest which bears to the aggregate of all Partnership Interests the same ratio which the Special Limited Partnership Interest bore to the aggregate of all Partnership Interests immediately prior to such conversion, and (ii) the Special Limited Partner's Capital Account, in its capacity as Special Limited Partner, shall be decreased, and the Special Limited Partnership's Capital Account as General Partner shall be created or increased, as the case may be, by the contribution thereto of an amount which bears the same ratio to the aggregate of all sums in the Special Limited Partner Capital Account as the interest being converted bears to all Special Limited Partnership Interests held by the Special Limited Partner immediately prior to such conversion. In the event the Special Limited Partner converts all or part of its interest as provided in this Section 5(g), the manner of allocating profits and losses under Section 17 of this Agreement shall be adjusted so that the Special Limited Partner's share of profits and losses shall not be changed as a consequence of such conversion.

                  (h) Upon exercise of (i) the rights set forth in Section 5(e) above, the Substitute Managing Partner shall succeed to all rights, duties and obligations of the Managing Partners under this Agreement in substitution of such Managing Partners and each reference in this Agreement to the Managing Partners, or any of them, shall refer to the Substitute Managing Partner, and
(ii) upon exercise of the rights set forth in Section 5(e) above, or Section 5(g) above, each Partner shall execute such documents and instruments and take such other actions as shall be necessary or appropriate to grant to the Substitute Managing Partner or to the Special Limited Partner, as the case may be, the powers and rights set forth in this Section 5.

                  (i) No Managing Partner shall, solely by his appointment as Managing Partner, acquire any right in or to the income, capital or assets of the Partnership. Each respective Managing Partner shall serve as agent of the Partnership and shall receive such compensation, payable by the Partnership, as shall be determined pursuant to Section 21 hereof.

                  (j) In the event DiLascio shall resign from his position as, be removed as or otherwise cease to be a Managing Partner, such person or entity as Sherwood shall designate shall replace such Managing Partner, provided, that such designation shall be effective only upon the approval of a majority in interest of the Partners other than Sherwood and, further provided that in the event and while Sherwood shall fail to designate one or more replacements and during any period prior to the date upon which Sherwood's designated replacement, if any, shall be approved by the other Partners, Sherwood and/or the Sherwood Managing Partner shall constitute the sole Managing Partner and shall succeed to the rights, duties and obligations of DiLascio unless and until a Substitute Managing Partner, if any, shall be designated.

                  (k) Except as otherwise provided, the Special Limited Partner (in its capacity as Special Limited Partner) and the Limited Partners shall not take part in the operation, management or control of the Partnership business.

         6.       Term.    Unless sooner  terminated as provided herein,  the
Partnership shall continue until the 31st day of December, 2025. The term of the Partnership shall be deemed to be extended from year to year thereafter, unless the Partnership is terminated as hereinafter provided.

         7. Compliance with Applicable Law and Rules. The Partnership shall comply at all times with all applicable laws and regulations, including but not limited to the federal securities laws, the Commodity Exchange Act, the rules and regulations of the Securities and Exchange Commission and those of the Commodity Futures Trading Commission, the constitution, rules, regulations, by-laws, decisions and practices of the Exchange or the constitution and rules of every other association or governmental body having jurisdiction over the Partnership and its activities. If any of the terms, conditions or other provisions of this Agreement shall be in conflict with any thereof, such terms, conditions or other provisions shall be deemed modified so as to conform therewith. Each Partner agrees to comply with all such laws, constitution, rules, regulations and by-laws.

         8. Books of Account. At all times during the continuance of the Partnership, the General Partners shall keep or cause to be kept, true and complete books of account, including true and correct entries with respect to each position of the Partnership, on the basis of the Partnership's fiscal year.

         9. Availability of Books of Account. All of the books of account referred to in Section 8, together with an executed copy of this Agreement and any amendments thereto, shall at all times be maintained at the principal office of the Partnership, and shall be open to the inspection and examination of any Partner or his or its representatives during reasonable business hours.

         10. Audit of Books. Any Partner may, in his or its sole discretion, cause the books and records of the Partnership to be audited by a certified public accounting firm at the end of any fiscal year, provided that such Partner shall bear the expense of the audit. The Partners, for the purpose of determining the capital contributions and Capital Accounts of the Partners, may rely on the books and records of the Partnership and shall not be required to prepare or have prepared additional audits, reports, books or records for such purposes.

         11. Annual Reports and Statements. The Managing Partners shall cause to be prepared, within ninety days after expiration of each fiscal year of the Partnership, or as soon thereafter as may be practicable, a balance sheet as of the end of such year, a statement of profit and loss for such year, and a copy of the Federal and State income tax returns for such period.

         12. Capital Contribution of the Partners. As of the date hereof, each Partner has contributed the total amount of cash, marketable securities, or such other property as shall be acceptable to the Managing Partners set forth opposite his, her or its name as set forth in Schedule A attached hereto (hereinafter sometimes referred to as the "Stated Capital" of such Partner).

         13.      Mandatory Additional Cash Contribution.       Each  Genera
Partner and the Special Limited Partner shall contribute one-half (1/2) of his or its annual allocation of Second Tier Profits (as hereinafter defined) as additional capital to the Partnership each year.

         14. Subordinated Loans. The Managing Partners shall be entitled to accept cash or securities from the Limited Partners or other subordinated creditors, who need not be Partners, in the form of cash subordination agreements, secured demand notes, registered subordinated debentures or other instruments eligible under applicable regulatory provisions for inclusion in the Net Capital, as defined in Section 19 hereof, of the Partnership, in such amounts, and on such terms and conditions consistent with the foregoing, as the Managing Partners may from time to time determine.

         15.      Return of Capital Contribution.

                  (a) No Partner shall have the right to demand the return of his contribution to the capital of the Partnership except as provided in this Agreement and no Partner shall have the right to demand or receive property other than cash in return for his or its contribution, except as provided in this Agreement.

                  (b) Notwithstanding any provision to the contrary contained herein, without the prior written approval of the NYSE, the capital contribution of a Partner may not be withdrawn on less than six months written notice, given no sooner than six months after such contribution was first made. Such capital contribution may not be withdrawn nor may any unsecured loan or advance be made by the firm to a Partner or employee at any time when such withdrawal, loan or advance would be prohibited by the provisions of any rule or regulation of the Exchange or the Securities and Exchange Commission to which the firm is subject, including, without limitation, the provisions of SEC Rule 15c3-1.

                  (c) Further, notwithstanding anything to the contrary herein contained, in the event of the termination of the Partnership, on the expiration of the term of this agreement, or any extension or renewal thereof, each Partner agrees that any withdrawal of capital on any such termination which would cause the Partnership's `Aggregate Indebtedness' to exceed the percentages specified in Rules 326(a) and 326(b) of the Rules of the Board of Directors of the NYSE during the six months immediately preceding the date of termination, may be postponed for a period of up to six (6) months after the stated date of termination, as the General Partners may deem necessary to ensure compliance with said rules; and any such capital so retained by the Partnership after the date of termination shall continue to be subject to all debts and obligations of the Partnership.

         16. Capital Accounts. The Capital Account of each General Partner shall be credited and charged as follows:

                  (a) Each Partner's Capital Account shall be credited with (i) the amount of the Partner's capital contribution, and (ii) the amount of Net Profits to the Partners pursuant to Section 17 herein.

                  (b) Each Partner's Capital Account shall be charged with (i) the amount of any distribution to the Partner, and (ii) the amount of Net Loss allocated to the Partner pursuant to Section 17 herein.

                  (c) Each Partner's Capital Account shall be credited with interest each month at one-half the Prime Rate charged by the principal bank of the Partnership to its most favored customers, plus 1%, except that the initial capital contribution of the Special Limited Partner in its capacity as Special Limited Partner shall not be credited with any interest. DNY shall be credited with this interest on the first $2.4 million of contributed capital.

                  (d) DNY shall be credited with NYSE membership costs each year, or pro rata thereof if for a period of less than twelve months, in an amount based upon: i) the average yearly rental fee of the five NYSE original seat leases (of one year duration) executed prior to the date of this Agreement, as published in the NYSE Weekly Bulletin; ii) multiplied by the number of NYSE memberships DNY contributes to the Partnership. In determining the average rental fee, the highest and lowest rental fees shall be omitted from this calculation. Interest payments made under this Section shall be adjusted each year based upon the average yearly rental fee for the five NYSE original leases (of one year duration) executed prior to the Anniversary Date of this Agreement multiplied by the number of NYSE memberships DNY contributes to the Partnership. In determining the average rental fee, the highest and lowest rental fees shall be omitted from this calculation. DNY will be credited with interest at 8% (on an annualized basis) on the additional net assets in excess of its NYSE memberships and contributed NYSE business.

         17.      Allocation of Net Profits and Net Losses.

                  (a) The Net Profits and Net Losses which may accrue from the business of the Partnership, with the exception of the Net Profits and Net Losses which accrue from the business of specializing in the Equitrade B and Equitrade C securities, shall be determined in accordance with generally accepted accounting principles consistently applied as soon as practicable after the end of each month and after the close of each fiscal year and at such other time or times as such determination is required pursuant to the terms of this Agreement or is otherwise desirable. Such calculation shall be made for purpose of subparagraphs (b) and (c) hereof without regard or reduction or deduction for restrictive covenant payments or other depreciation or amortization.

                  (b) The first $800,000, or pro rata thereof if for a period of less than twelve months, of Net Profits for each fiscal year of the Partnership ("First Tier Profits"), after payment of all expenses, including salaries of the Partners as hereinafter set forth, shall be allocated to the Special Limited Partner and the Net Profits for each fiscal year of the Partnership in excess of $800,000, or pro rata part thereof if for a period of less than twelve months ("Second Tier Profits"), shall be allocated 60% to the Special Limited Partner and 40% to the General Partners (with such 40% referred to herein as the "GP profits"). 85% of the GP Profits shall be divided among the General Partners, in each calendar year following calendar year 1996, in such manner as DiLascio shall determine and 15% of the GP Profits shall be paid out as bonuses in such manner as DiLascio shall determine. The determination of the division of GP
Profits and the payment of bonuses by DiLascio shall be approved by the affirmative vote of a majority in Partnership interests of the General Partners. If the General Partners shall not approve such division and payment, GP Profits shall be divided for all purposes in such manner as shall be approved by the affirmative vote of a majority in Partnership interests of the General Partners. If the General Partners shall not agree by December 31 of any year upon an allocation of the GP Profits for the next following year, all GP Profits shall be allocated by the Sherwood Managing Partner (whether or not any rights under Section 5 shall have been exercised) in his or its sole and absolute discretion, which decision shall be final and unappealable and shall be binding upon all the parties to this Agreement. GP Profits for calendar year 1996 shall be allocated as set forth on Exhibit D annexed to this Agreement. DNY shall receive from the Partnership a one time payment of $1.6 million which shall be charged immediately against DNY's capital account. In addition, DNY shall be credited with interest of 8% on $1.6 million from the date of the closing of The Sherwood Group, Inc.'s acquisition of DNY until such time as payment is made. The payment shall only be made from the operating cash flow of the Partnership's business from the date of the closing of the DNY acquisition.

                  (c) Except as otherwise stated herein, Net Losses for each fiscal year of the Partnership shall be allocated 60% to the Special Limited Partner and 40% to the General Partners. For each calendar year following the calendar year 1996, the General Partners' share of Net Losses shall be allocated among the General Partners in such manner as DiLascio shall determine. The determination of the division of Net Losses by DiLascio shall be approved by the affirmative vote of a majority in Partnership interests of the General Partners. If the General Partners shall not approve such division, Net Losses shall be divided among the General Partners in such manner as shall be approved by the affirmative vote of a majority in Partnership interests of the General Partners. If the General Partners shall not agree by December 31 of any year upon an allocation of the Net Losses for the next following year, all Net Losses shall be allocated among the general Partners by the Sherwood Managing Partner (whether or not any rights under Section 5 shall have been exercised) in his or its sole and absolute discretion, which decision shall be final and unappealable and shall be binding upon all the parties to this Agreement. The General Partners shall settle and pay to the Partnership their pro rata share of Net Losses on a semi-annual basis. Net Losses allocable to the General Partners for calendar year 1996 shall be allocated among them in the proportion set forth on Exhibit D to this Agreement.

                  (d) Except as otherwise stated herein, no Limited Partner shall in any event be allocated or liable for or subject to any loss beyond such Limited Partner's capital account in the Partnership nor shall any Limited Partner be required to make any additional capital contribution as the result of losses or otherwise. Except as otherwise stated herein, Limited Partners shall not participate in profits or losses of the Partnership except to the extent of receiving interest on their capital contribution.

                  (e) In the event that the Special Limited Partner, in its capacity as Special Limited Partner or General Partner, is unable to participate in profits or losses as hereinabove provided by reason of any rule, regulation, finding or determination by the Exchange, then it may, in its sole and absolute discretion, be deemed to have withdrawn as Special Limited Partner or General Partner, and its respective applicable capital accounts as of the date of such rule, regulation, finding or determination (the "Determination Date") shall be converted into a one (1) year subordinated note (the "Note"). The Note shall be payable on the last day of the twelfth month immediately following the Determination Date, together with interest thereon at 1% over the prime rate announced from time to time by the principal bank of the Partnership on the Determination date, adjusted on and as of each date upon which such bank shall announce a change in its prime rate. Such note shall be subject to acceleration upon the failure of the Partnership to pay amount due thereunder when due, the bankruptcy of the Partnership and such other events as would cause an event of default under subordinated notes issued by the Partnership or, if the Partnership has made no such notes, by Sherwood to third parties in an arm's length transaction.

                  (f) Net Profits and Net Losses originating from the specialist activities in the Equitrade B Securities shall be allocated between and among Emrich, the Special Limited Partner and the General Partners in the following percentages:

                                                               Net Profits         Net Losses
                           Emrich                                 50%                 50%
                           The Special Limited Partner            30%                 30%
                           General Partners                       20%                 20%

                  (g) General Partners Net Profits and Net Losses originating from the specialist activities in the Equitrade B Securities shall be determined, for each full calendar year, and for any partial year, through and including the effective date of Emrich's withdrawal as a Limited Partner. Such determination shall be made on an accrual basis, in accordance with generally accepted accounting principles, by (1) aggregating all items of realized and unrealized gain and loss attributable to the specialist activities in the Equitrade B Securities, and adding to that all dividends, interest, short stock rebates and commissions earned on transactions effected in or attributable to the specialist activities in the Equitrade B Securities plus any other income attributable to the specialist activities in the Equitrade B Securities, plus any amount received as a result of Equitrade's transfer of its interest to act as specialist in any Equitrade B Securities and (2) subtracting all expenses allocable to the specialist activities in the Equitrade B Securities, including but not limited to the following Expenses:

                           (i) Salaries, benefits, and other expenses of partners and employees involved in the specialist activities in the Equitrade B. As of the date of this Agreement, such partners and employees are set forth in Exhibit B annexed hereto;

                           (ii) Dues, fees and other membership or Floor usage charges payable to the Exchange attributable to the specialist activities in the Equitrade B Securities;

                           (iii) Lease payments for NYSE memberships used by specialists actively engaged in connection with the specialist activities in the Equitrade B Securities;

                           (iv) Clearance charges for transactions in the Equitrade B Securities, net of any rebates;

                           (v) Interest and dividend expenses related to transactions in the Equitrade B Securities;

                           (vi)   Charges  for   accounting,   legal  and  tax
                           services attributable to specialist activities in the Equitrade B Securities;

                           (vii)  the  cost  of  financing   positions  in
                           Equitrade  B Securities;

                           (viii)   Taxes  or  fees  by  any   governmental
                           or taxing authority attributable to the specialist activities in the Equitrade B Securities;

                           (ix) Fines and  penalties  relating  to or arising
                           out of the specialist   activities   in  the
                           Equitrade  B   Securities operation;

                           (x) Any other incremental expenses attributable to the Equitrade B Securities.

                  (h) The expenses set forth in the foregoing Paragraph 6(a) may be estimated by DiLascio, charged to the specialist activities in the Equitrade B Securities on a monthly basis, and periodically adjusted to reflect actual expenditures or changes in expense accruals. The Partnership may establish reasonable reserves with respect to possible future expenses relating to the specialist activities in the Equitrade B securities.

                  (i) Emrich shall receive a draw as an advance against his share of Net Profits of $10,000 each month. Such draw shall be charged against Emrich's Capital Account.

                  (j) Net Profits and Net Losses originating from the specialist activities in the Equitrade B securities shall be allocated between and among the Special Limited Partner and the General Partners as set forth in Section 17(a), (b) and (c) herein.

                  (k) Net Profits and Net Losses originating from the specialist activities in the Equitrade C Securities shall be allocated between and among Nick, Green, DNY, and the General Partners in the following percentages:


                                                              Net Profits                  Net Losse
                  Nick                                            19%                         19%
                  Green                                           22%                         22%
                  DNY                                             38.4%                       38.4%
                  General Partners                                20.6%                       20.6%

                  (l) Net Profits and Net Losses originating from the specialist activities in the Equitrade C Securities shall be determined, for each full calendar year, and for any partial year, through and including the effective date of the withdrawal of Nick and/or Green as a Limited Partner. Such determination shall be made on an accrual basis, in accordance with generally accepted accounting principles, by (1) aggregating all items of realized and unrealized gain and loss attributable to the specialist activities in the Equitrade C Securities, and adding to that all dividends, interest, short stock rebates and commissions earned on transactions effected in or attributable to the specialist activities in the Equitrade C Securities plus any other income attributable to the specialist activities in the Equitrade C Securities, plus any amount received as a result of Equitrade's transfer of its interest to act as specialist in any Equitrade C Securities and (2) subtracting all expenses allocable to the specialist activities in the Equitrade C Securities, including but not limited to the following Expenses:

                           (i) Salaries, benefits, and other expenses of partners and employees involved in the specialist activities in the Equitrade C securities. As of this Agreement, such partners and employees are set forth in Exhibit C annexed hereto;

                           (ii) Dues, fees and other membership or Floor usage charges payable to the Exchange attributable to the specialist activities in the Equitrade C Securities;

                           (iii)  The  cost of the use of all NYSE  regular
                           memberships in  connection   with  the   specialist
                           activities  in  the  Equitrade C Securities;

                           (iv) Clearance charges for transactions in the Equitrade C Securities, net of any rebates;

                           (v) Interest and dividend expenses related to transactions in the Equitrade C Securities;

                           (vi)   Charges  for   accounting,   legal  and  tax
                           services attributable to specialist activities in the Equitrade C Securities;

                           (vii)  the  cost  of  financing   positions  in
                           Equitrade  C Securities;

                           (viii)   Taxes  or  fees  by  any   governmental  or
                           taxing authority attributable to the specialist activities in the Equitrade C Securities;

                           (ix) Fines and  penalties  relating  to or arising
                           out of the specialist   activities   in  the
                           Equitrade  C   Securities operation;

                           (x) Costs related to the transfer of positions in Equitrade C Securities from DNY to Equitrade; and

                           (xi) Any other incremental  expenses  attributable to
                           the   specialist   activities   in  the  Equitrade  C
                           Securities.

                  (m) The expenses set forth in the foregoing Section 17(l) above may be estimated by DiLascio, charged to the specialist activities in the Equitrade C Securities on a monthly basis, and periodically adjusted to reflect actual expenditures or changes in expense accruals. The Partnership may establish reasonable reserves with respect to possible future expenses.

                  (n) Twenty Percent (20%) of the aggregate of Net Profits allocable to Nick and Green pursuant to Section 17(k) herein shall be set aside as a bonus pool to be distributed in such manner as DiLascio shall determine. Such bonus pool percentage shall be reviewed on an annual basis.

                  (o) Nick and Green shall hold their respective memberships pursuant to A-B-C Agreements with the Partnership which A-B-C Agreements are annexed hereto as Exhibit E and made a part hereof.

         18. Allocations for Income Tax Purposes. Each item of income, gain, loss, deduction or credit for each accounting period of the Partnership shall be allocated for income tax purposes among the Partners in such manner as to reflect, as nearly as possible, the amounts credited or charged to each Partner's Capital Account pursuant to this Agreement.

         19.      Valuation of Partnership Securities.        The  Partnership
shall  use  generally   acceptable accounting principles for purposes of
determining the value of securities owned by the Partnership.

         20. Distributions and Additional Capital Contributions. Each General Partner and the Special Limited Partner agrees to contribute one-half (1/2) of the Second Tier Profits allocated to him or it to the Partnership as additional capital, which amounts shall be credited to such Partner's Capital Account. The balance of such Second Tier Profits shall be distributed to each General Partner and each Special Limited Partner as soon as possible after the end of the Partnership fiscal year to which such Net Profits are attributable.

         21. Salaries of the Partners. The following persons shall receive, for so long as they remain General Partners, as an expense of the Partnership, the annual salaries set opposite their names, which salaries shall be payable in such installments as may be convenient and in keeping with the past practice of the Partnership:

         Beginning as of January 1, 1997:
                  Stephen J. DiLascio                         $191,000
                  Gerard J. Dreyer                            $191,000
                  John F. Nicolosi                            $137,000
                  Philip Kopp, III                            $132,000
                  John Nick                                   $180,000
                  David Green                                 $180,000

         22. Assignment of Interest. No partner shall sell, assign, pledge or otherwise encumber or dispose of all or any part of his interest in the Partnership (including any beneficial interest therein) without the prior written consent of all General Partners, and any attempt to do so shall be null and void, except that Sherwood may, upon notice to the Partnership and without any required consent from the Partners, including the General Partners, assign any of its Partnership interests, in which case such assignee shall succeed to all rights and interests so assigned.

         23.      Withdrawal, Death, Incompetency and Removal.

                  (a) Except as set forth in Section 24 herein, the withdrawal or expulsion from the Partnership of any Partner or the death, adjudication of incompetency, disability or insolvency (as hereinafter defined) of any such Partner shall not dissolve the Partnership.

                  The term "disability" when used with respect to a General Partner shall mean his failure by reason of physical or mental disability to devote full time to his duties as a General Partner for an aggregate of 180 days in any period of 12 consecutive calendar months.

                  The term "insolvency" when used with respect to a Partner shall be deemed to occur if the Partner: makes an assignment for the benefit of creditors; files a voluntary petition in bankruptcy court; is adjudicated bankrupt or insolvent; files a petition or answer seeking for himself any reorganization, arrangement, composition, readjustment, liquidation or similar relief under any statute, law, or regulation; files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against him in any proceeding of this nature; or seeks, consents to, or acquiesces in the appointment of a trustee, receiver, or liquidator of the Partner or of all or any substantial part of his properties; or if 120 days after the commencement of any proceeding against the Partner seeking reorganization, arrangement, composition, readjustment, liquidation, or similar relief under any statute, law or regulation, the proceeding has not been dismissed, or if within 90 days after the appointment without his consent or acquiescence of a trustee, receiver, or liquidator of the Partner or of all or any substantial part of his properties, the appointment is not vacated or stayed or within 90 days after the expiration of any such stay, the appointment is not vacated.

                  The term "removal" when used with respect to a General Partner or a Managing Partner shall mean his removal from the Partnership upon the affirmative vote of a majority in interest of the General Partners with the written approval of Sherwood. The Partner whose removal is sought shall not be entitled to vote, provided that this sentence shall not negate the requirement of approval by Sherwood. A vote for removal may be made at any time, or from time to time, upon the request of any General Partner, any Managing Partner or the Special Limited Partner. In the event of an affirmative vote for the removal of any Partner (with the approval of Sherwood), such removal shall be effective as of the close of business on the date of such vote or, if such day is not a business day, the business day immediately preceding the date upon which such vote occurred, unless a later date shall be agreed upon by the Partners entitled to vote and by Sherwood.

                  (b) Each General Partner and the Special Limited Partner shall have the right to withdraw as a Partner from the Partnership, and to withdraw all of such Partner's capital account in the Partnership, only as of the end of any fiscal year of the Partnership upon not less than six months' prior written notice to such effect to the Partnership. Each Limited Partner shall have the right to withdraw all of such Partner's capital account in the Partnership, only as of the end of any month on or after May 2, 1997, upon not less than six months' prior written notice to such effect to the Partnership.

                  The interest in the Partnership of a Partner withdrawing from the Partnership pursuant to this paragraph (b) shall be terminated, and such Partner shall cease to have any interest in the profits and losses of the Partnership arising after the date of withdrawal.

                  Payment to a Partner, including his estate or personal representative, whose withdrawal shall be governed by paragraph (b) of Section 23 of the amount of his capital account or accounts as of the applicable withdrawal date shall be made by the Partnership within ninety (90) days after the applicable withdrawal date, with interest thereon at the same rate being paid to General Partners on their Capital Accounts ("Partnership Rate") from the date after the Withdrawal Date to the date of payment.

                  (c) In the event of death, adjudication of incompetency, disability, removal or insolvency of any Partner, such Partner's Partnership interest shall be terminated, and such Partner shall cease to have any interest in the profits and losses of the Partnership, as of the close of business on the date of such Partner's death, adjudication of incompetency, disability or insolvency or the date upon which such Partner's removal became effective, as the case may be. Such Partner's Capital Account or Accounts in the Partnership as of such date shall be determined and shall be paid to such Partner or such Partner's estate or personal representative, as the case may be, no earlier than the last day of the sixth month and no later than the last day of the seventh month after the date of such Partner's death, adjudication of incompetency, disability, removal or insolvency with interest on the amount of such payment from the date such Partner shall cease to have any interest in the profits and losses of the Partnership through the date immediately prior to the date of payment at the Partnership Rate.

                  (d) All assets shall be valued as of the close of business on each Valuation Date, as hereinafter defined, for purposes of determining the amount of any increase or decrease in value thereof resulting since the last preceding valuation thereof, except that no value shall be placed upon the Partnership name, books, records, customers' lists, goodwill or other intangible assets except as otherwise set forth in this Agreement. For purposes of such valuation, the value of all securities shall be determined pursuant to Section 19 including, if selected for use by the Partnership, the LIFO Method, which shall be used for computations relating to the Partnership's transactions as a specialist in securities listed on the Exchange except to the extent and under the circumstances set forth below in this subparagraph; and the furniture and fixtures of the Partnership shall be valued for all purposes at their depreciated value on the books of the Partnership, that is to say, the cost thereof, less depreciation. Each such increase or decrease in value applicable to any period between valuations shall be allocated to the persons and entities who are Partners during such period in the proportions such Partners shared net profits or net losses of the Partnership as provided in this Agreement (as the same may be amended from time to time) in effect during such period.

                  The term "Valuation Date", for purposes of this Agreement, shall mean the last business day immediately preceding the date as of which a Partner shall cease to have any interest in the profits or losses of the Partnership pursuant to this Agreement, the last business day immediately preceding the day as of which a new Partner is admitted to the Partnership or any additional capital contribution is made by an existing Partner, the last day of each fiscal year, or the Date of Dissolution, as the case may be.

                  Notwithstanding any other provision of this Agreement to the contrary, upon the last business day immediately preceding the date as of which any partner shall cease to have any interest in the profits or losses of the Partnership pursuant to this Section 23 and upon the Date of Dissolution, the value of securities owned by the partnership as part of its specialist business shall be marked to market for purposes of computing (i) the amount of a Partner's Capital Account or accounts which is payable pursuant to this Agreement or (ii) the amount of all Partners' Capital Accounts on the Date of Dissolution, respectively; provided, however, that for purposes of computations undertaken pursuant to clause (i) or clause (ii) of this sentence, the withdrawing Partner's Capital Account or Accounts, or in the event of dissolution, each Partner's Capital Account or Accounts, shall reflect his or its allocable share of the difference between the LIFO valuation of such securities and the valuation resulting from marking such securities to market which is attributable only to the period during which such person or entity was a Partner, with such allocable share being based on his or its share of the Net Profits and Net Losses of the Partnership between the Valuation Dates occurring during such period.

                  Any Partner entitled to payment of the amount of his or its Capital Account pursuant to this Agreement shall be entitled to have the valuation of his or its Capital Account made by the firm of independent public accountants generally engaged by the Partnership at such time.

                  If any Partner shall have deficit in his Capital Account at the time of his withdrawal, death, adjudication of incompetency, disability, removal, or insolvency, such Partner shall contribute to the capital of the Partnership the amount necessary to restore such deficit balance to zero in compliance with Internal Regulations Code, Regulation Section 1.704-1(b)(2)(ii)(3).

                  (e) If Emrich should voluntarily withdraw as a Limited Partner of the Partnership, or if Emrich is removed as a Limited Partner for "just cause", as defined herein, he shall be entitled, subject to NYSE approval, to become registered as a specialist in 50% of the Equitrade B Securities and Equitrade shall withdraw its registration in such securities. If Emrich voluntarily withdraws as a Limited Partner or is removed for just cause, Equitrade shall have the right to purchase Emrich's option to become registered as the specialist in 50% of the Equitrade B Securities for fair market value; such right must be exercised within 30 days of the date that notice of Emrich's withdrawal or removal is given. If Emrich and Equitrade are unable to agree upon "fair market value", a representative, selected by both parties, shall make such determination which shall be final and binding. If the parties are unable to mutually agree upon a representative to make such determination, the issue of fair market value will be submitted for resolution to the NYSE arbitration.

         "Just cause" shall be defined as:

                           i)       A material breach of any provision of this
 Agreement;

                           ii)      insobriety due to drugs or alcohol during
business hours on more than one occasion; and

                           iii)     any act of  dishonesty  or  falsification
of reports, records or information submitted to Equitrade, the NYSE or any other regulatory agency.

                  If Emrich is involuntarily removed as a Limited Partner, and such removal is not made for "just cause", as defined herein, or if the Partnership dissolves or a Petition is filed by or against the Partnership in Bankruptcy, Emrich, at his election, may: a) withdraw as a Limited Partner of Equitrade and, subject to NYSE approval, become registered as the specialist in 50% of Equitrade B Securities (and Equitrade shall withdraw its registration in such securities) or b) sell his option to become registered as the specialist in 50% of the Equitrade B Securities to Equitrade for fair market value. If Equitrade elects to purchase Emrich's option but Emrich and Equitrade are unable to agree upon "fair market value", a representative, selected by both parties, shall make such determination which shall be final and binding. If the parties are unable to mutually agree upon a representative to make such determination, the issue of fair market value will be submitted for resolution to NYSE arbitration.

                  In the event of Emrich's withdrawal, he will not, for a period commencing upon the date of such withdrawal and continuing until two years after that date, engage in business as a specialist, or apply for registration on any exchange as a specialist, in any securities in which Equitrade is engaged as a specialist after his withdrawal; nor during this period shall he become associated, directly or indirectly, with any other firm which is a member of such exchange and which is engaged in specializing in any such securities, except a firm that has succeeded to Equitrade's interest in such specialization as a result of a sale or other voluntary transferral. If a transfer of registration to Emrich is required as a consequence of his withdrawal, Equitrade will cooperate with Emrich to effect such transfer and if permitted by the rules of the Exchange, Equitrade consents to the registration in the name of Emrich of such securities transferral without action on Equitrade's part. Any securities which shall be withdrawn and/or transferred by Emrich pursuant to this Section shall be determined by Equitrade and Emrich subject to NYSE approval. If the parties are unable to reach an agreement as to the securities Emrich shall be permitted to transfer, a representative, selected by both parties, shall make such determination which shall be final and binding upon the parties.
                  (f) If Emrich dies or becomes permanently disabled, as defined herein, on or before April 13, 1997, Equitrade shall purchase Emrich's option to become registered as the Specialist in 50% of the Equitrade B Securities for $1.5 million within 60 days of his death or permanent disability. If Emrich dies or becomes permanently disabled after April 13, 1997, Equitrade shall be required to purchase Emrich's option to become registered as the specialist in 50% of the Equitrade B Securities for fair market value. If Emrich or his estate and Equitrade are unable to agree upon fair market value, a representative, selected by both parties, shall make such determination which shall be final and binding. If the parties are unable to mutually agree upon a representative to make such determination, the issue of fair market value will be submitted for resolution to NYSE arbitration. If Equitrade purchases Emrich's option to become registered as the specialist in 50% of the Equitrade B Securities, neither Emrich nor Emrich's estate shall have any further interest of any kind in the Equitrade B Securities.

                  Emrich shall be deemed to be permanently disabled if he is unable, by reason of illness or injury, for a period of 90 consecutive days to perform his duties under the Agreement, or a doctor or insurance company that insures his life or against disability issues a certificate that Emrich's impairment will continue for a period of at least 90 days.

                  (g) If Nick should voluntarily withdraw as a Limited Partner of the Partnership, or if Nick is removed as a Limited Partner for "just cause," as defined herein, Nick shall be entitled, subject to NYSE approval, to become registered as a specialist in 19% of the Equitrade C Securities, and Equitrade shall withdraw its registration in such securities. If Nick voluntarily withdraws as a Limited Partner or is removed for just cause, then: a) Equitrade shall have the right to purchase Nick's option to become registered as the specialist in 19% of the Equitrade C Securities ("Nick's Option") for fair market value; and b) Nick shall have the right to sell Nick's Option to Equitrade. If Nick exercises his right to compel Equitrade to purchase Nick's Option within two years of the date of this Agreement, the purchase price shall be $1,187,500. If Nick exercises his right to compel Equitrade to purchase Nick's Option after this Agreement has been in effect for more than two years, Equitrade shall pay Nick fair market value for Nick's Option. If Nick and Equitrade are unable to agree upon "fair market value," a representative, selected by both parties, shall make such determination which shall be final and binding. If the parties are unable to mutually agree upon a representative to make such determination, the issue of fair market value will be submitted for resolution to the NYSE arbitration.

         If Green should voluntarily withdraw as a Limited Partner of the Partnership, or if Green is removed as a Limited Partner for "just cause," as defined herein, Green shall be entitled, subject to NYSE approval, to become registered as a specialist in 17% of the Equitrade C Securities, and Equitrade shall withdraw its registration in such securities. If Green voluntarily withdraws as a Limited Partner or is removed for just cause, then: a) Equitrade shall have the right to purchase Green's option to become registered as the specialist in 17% of the Equitrade C Securities ("Green's Option") for fair market value; and b) Green shall have the right to sell Green's Option to Equitrade. If Green exercises his right to compel Equitrade to purchase Green's Option within two years of the date of this Agreement, the purchase price of Green's Option shall be $1,375,000. If Green exercises his right to compel Equitrade to purchase Green's Option after this Agreement has been in effect for more than two years, Equitrade shall pay Green fair market value for Green's Option. If Green and Equitrade are unable to agree upon "fair market value," a representative, selected by both parties, shall make such determination which shall be final and binding. If the parties are unable to mutually agree upon a representative to make such determination, the issue of fair market value will be submitted for resolution to the NYSE arbitration.

         "Just cause" shall be defined as:

                           i)       A material breach of any provision of this
Agreement;

                           ii)      insobriety  due to drugs or  alcohol  during
business  hours on more  than one occasion; and

                           iii)     any act of  dishonesty  or  falsification
of reports, records or information submitted to Equitrade, the NYSE or any other regulatory agency.


                  If Nick is involuntarily removed as a Limited Partner, and such removal is not made for "just cause," as defined herein, or if the Partnership dissolves or a petition is filed by or against the Partnership in bankruptcy, Nick at his election, may: a) withdraw as a Limited Partner of Equitrade and, subject to NYSE approval, become registered as the specialist in 19% of Equitrade C Securities (and Equitrade shall withdraw its registration in such securities); or b) sell Nick's Option to Equitrade for fair market value.

                  If Nick and Equitrade are unable to agree upon "fair market value," of Nick's Option a representative, selected by both parties, shall make such determination which shall be final and binding. If the parties are unable to mutually agree upon a representative to make such determination, the issue of fair market value will be submitted for resolution to NYSE arbitration.

                  If Green is involuntarily removed as a Limited Partner, and such removal is not made for "just cause," as defined herein, or if the Partnership dissolves or a petition is filed by or against the Partnership in bankruptcy, Green at his election, may: a) withdraw as a Limited Partner of Equitrade and, subject to NYSE approval, become registered as the specialist in 17% of Equitrade C Securities (and Equitrade shall withdraw its registration in such securities); or b) sell Green's Option to Equitrade for fair market value.

                  If Green and Equitrade are unable to agree upon "fair market value of Green's Option," a representative, selected by both parties, shall make such determination which shall be final and binding. If the parties are unable to mutually agree upon a representative to make such determination, the issue of fair market value will be submitted for resolution to NYSE arbitration.

                  After Nick's withdrawal pursuant to this Section, Net Profits and Losses arising from the specialist activities in the Equitrade C Securities shall be allocated between and among the remaining Partners as follows: 22% to Green; 49.8% to DNY; and 28.2% to the General Partners.

                  After Green's withdrawal pursuant to this Section, Net Profits and Losses arising from the specialist activities in the Equitrade C Securities shall be allocated between and among the remaining Partners as follows: 19% to Nick; 48.6% to DNY; and 32.4% to the General Partners.

         After the withdrawal of both Nick and Green pursuant to this Section, Net Profits and Losses arising from the specialist activities is the Equitrade C securities shall be allocated between and among the remaining Partners as follows: 60% to DNY; and 40% to the General Partners.

                  In the event of Nick and/or Green's withdrawal, they will not, for a period commencing upon the date of such withdrawal and continuing until two years after that date, engage in business as specialists, or apply for registration as specialists, on any exchange, in any securities in which Equitrade is engaged as a specialist after their withdrawal; nor during this period shall they become associated, directly or indirectly, with any other firm which is a member of such exchange and which is engaged in specializing in any such securities, except a firm that has succeeded to Equitrade's interest in such specialization as a result of a sale or other voluntary transferral. If a transfer of registration to Nick and/or Green is required as a consequence of their withdrawal, Equitrade will cooperate with Nick and Green to effect such transfer and if permitted by the rules of the Exchange, Equitrade consents to the registration in the name of Nick and Green of such securities transferral without action on Equitrade's part. Any securities which shall be withdrawn and/or transferred by Nick and/or Green pursuant to this Section shall be determined by Equitrade and Nick and/or Green subject to NYSE approval. If the parties are unable to reach an agreement as to the securities Nick and/or Green shall be permitted to transfer, a representative, selected by both parties, shall make such determination which shall be final and binding upon the parties.

                  (j) If Nick dies or becomes permanently disabled, as defined herein, within two years of the date of this Agreement (the "Anniversary Date"), Equitrade shall purchase Nick's option to become registered as the Specialist in 19% of the Equitrade C Securities ("Nick's Option") for $1,187,500 within 60 days of his death or declaration of permanent disability. If Nick dies or becomes permanently disabled after the expiration of more than two years from the Anniversary Date, Equitrade shall be required to purchase Nick's Option for fair market value. If Nick or his estate and Equitrade are unable to agree upon the fair market value of Nick's Option, a representative, selected by both parties, shall make such determination which shall be final and binding. If the parties are unable to mutually agree upon a representative to make such determination, the issue of the fair market value of Nick's Option will be submitted for resolution to NYSE arbitration. If Equitrade purchases Nick's Option, neither Nick nor his estate shall have any further interest of any kind in the Equitrade C Securities. If Equitrade purchases Nick's Option, Net Profits and Losses arising from the Specialist C activities shall be allocated as follows: 22% to Green; 49.8% to DNY; and 28.2% to the General Partners.

                  If Green dies or becomes permanently disabled, as defined herein, within two years of the date of this Agreement (the "Anniversary Date"), Equitrade shall purchase Green's option to become registered as the Specialist in 17% of the Equitrade C Securities ("Green's Option") for $1,375,000 within 60 days of his death or declaration of permanent disability. If Green dies or becomes permanently disabled after the expiration of more than two years from the Anniversary Date, Equitrade shall be required to purchase Green's Option for fair market value. If Green or his estate and Equitrade are unable to agree upon the fair market value of Green's Option, a representative, selected by both parties, shall make such determination which shall be final and binding. If the parties are unable to mutually agree upon a representative to make such determination, the issue of the fair market value of Green's Option will be submitted for resolution to NYSE arbitration. If Equitrade purchases Green's Option, neither Green nor his estate shall have any further interest of any kind in the Equitrade C Securities. If Equitrade purchases Green's Option, Net Profits and Losses arising from the Specialist C activities shall be allocated as follows: 19% to Nick; 48.6% to DNY and 32.4% to the General Partners.

                  Nick and/or Green shall be deemed to be permanently disabled if they are unable, by reason of illness or injury, for a period of 180 consecutive days to perform their duties under the Agreement, or a doctor or insurance company that insures Nick and/or Green's life or against disability issues a certificate that Nick and/or Green's impairment will continue for a period of at least 180 days.

         24. Dissolution and Termination. The Partnership shall be dissolved and terminated upon the withdrawal or bankruptcy of the Special Limited Partner or upon the consent of a majority of the General Partners including the Managing Partners and the consent of Sherwood. Upon termination, the Partnership shall wind up its affairs and shall be liquidated. Upon any such termination of the Partnership, each of the following shall be accomplished:

                  (a) The Managing Partners, or other Partners, as the case may be, shall cause to be prepared a statement setting forth the assets and liabilities of the Partnership as of the date of termination, and such statement shall be furnished to all of the Partners;

                  (b) The property and assets of the Partnership shall b liquidated as promptly as possible but in an orderly and businesslike manner so as not to involve undue sacrifice;

                  (c) The Managing Partners or the other Partners, as the case may be, shall proceed to wind up the affairs of the Partnership and in so winding up may engage in such actions as it deems prudent to preserve the value of the assets of the Partnership, and shall, after payment and discharge of the claims of all creditors of the Partnership who are not Partners (or adequate reserves for such claims having been established) out of the Partnership assets, as promptly as practicable in accordance with the then existing rules of the NYSE, but in any event within one year of the date of termination in the following order and priority: (i) to the payment and discharge pro rata of the claims of all creditors of the Partnership who are Partners and (ii) to the Partners in the proportion that their Capital Accounts bear to each other. Subject to NYSE approval, the Managing Partner shall return to DNY all of the NYSE seats contributed by DNY to the Partnership.

                  (d) In the event the Partnership is "liquidated" within the meaning of Internal Revenue Code Regulations Section 1.704-1(b)(2)(ii)(g), then
(a) distributions shall be made pursuant to this Section 24 to the Partners who have positive Capital Accounts in compliance with Regulations Section 1.704-1(b)(2)(ii)(b)(2), and (b) if any Partner's Capital Account has a deficit balance (after giving effect to all contributions, distributions, and allocations for all taxable years, including the year during which such liquidation occurs), such Partner shall contribute to the capital of the Partnership the amount necessary to restore such deficit balance to zero in compliance with Regulations Section 1.704-1(b)(2)(ii)(3).

         25. Liability and Indemnification. None of the Partners, any Sherwood Managing Partner nor any Substitute Managing Partner shall be liable to the Partnership for any act or omission performed or omitted by them pursuant to the authority granted to them by this Agreement, except for fraud or gross negligence. The Partnership shall indemnify and save harmless the Partners and each Sherwood Managing Partner and Substitute Managing Partner and, in the sole discretion of the Partners, their employees, agents, independent advisers and consultants, or the Partnership's agents, employees or independent advisers and consultants, from any loss, damage, liability or costs incurred by them, or any of them, by reason of any act performed pursuant to the authority granted by this Agreement, by them, or any of them on behalf of the Partnership or the furtherance of the Partnership's interest. Notwithstanding the foregoing, neither the Partners, nor their agents, employees, independent advisers or consultants nor any Sherwood Managing Partner or Substitute Managing Partner shall be relieved from liability for fraud or gross negligence and there shall be no indemnification relating to matters as to which such parties are adjudged to have so breached any duty owned by the Partnership.
         26. Outside Activities. The Partners, each Sherwood Managing Partner and each Substitute Managing Partner may engage in and hold interests in other business ventures of every kind and description for their own accounts and no Partner, Sherwood Managing Partner or Substitute Managing Partner shall, by virtue of this Agreement or the operations of the Partnership, have any right to participate in any manner in any profits or income earned or derived by any other Partner, Sherwood Managing Partner or Substitute Managing Partner from or in connection with any such other business venture. Nothing contained in this Agreement or arising by virtue of the operation of the Partnership shall prevent any Partner, Sherwood Managing Partner or Substitute Managing Partner from trading for his or her own account; provided that such trading by any Partner, Sherwood Managing Partner or Substitute Managing Partner shall be done only through the member firm or firms of the Exchange through which the Partnership officially and regularly clears transactions.

         27. Goodwill and Use of Partnership Name. In the event of the withdrawal, death, adjudication of incompetency, insolvency, removal or disability of any Partner, the right to use the Partnership's name or any portion thereof shall be and remain the property of the remaining or surviving Partners. No value shall be attributed to the use of the Partnership name or goodwill for any purpose except as expressly provided in this Agreement.

         28.  Fiscal  Year  and  Partnership  Books.  The  fiscal  year  of  the
Partnership shall be the period ending on December 31 in each year. The Partnership shall keep and maintain regular books of account in the customary manner and consistent with the provisions of this Agreement, which books shall be open for inspection by any of the Partners during the term of the Partnership and for a reasonable time thereafter. The books of account shall be available for inspection by the Withdrawing Partners for period prior to their withdrawal during normal business hours and upon reasonable notice. As soon as practicable after the end of each month, a statement shall be prepared showing the profits and losses for such period of the Partnership.

         29. Use of Partnership Facsimile Signature. The Managing Partners shall have full power and authority on behalf of all of the Partners of the Partnership, at any time and from time to time, in accordance with the rules of any national securities exchange of which the Partnership may be a member firm
(a) to designate one or more persons (i) to assign securities registered in the name of the Partnership, (ii) to execute powers of assignments of securities and
(iii) to make any certification or guarantee of any signature or document submitted in support of the transfer of any securities, all with the same effect as if the name of the Partnership had been signed under like circumstances by one of the Partners of the Partnership; (b) to adopt and authorize the use of a mechanically reproduced facsimile signature of the Partnership in connection with (i) the assignment of securities registered in the name of the Partnership and (ii) the execution of powers of substitution; (c) to designate one or more of the employees of the Partnership to sign written contracts covering "seller's option", "when issued" and "when distributed" transactions in the name of the Partnership as if the same had been signed under like circumstances by one of the Partners of the Partnership; and (d) to execute and file with any national securities exchange of which the Partnership may be a member firm, in the name and on behalf of the Partnership, and the Partners, any and all such powers of attorney, agreements and other instruments (including agreements of indemnification) as may be required by any such exchange to evidence or support action under clauses (a), (b), and (c) above. Each Partner, upon executing this Agreement, or any amendment hereof, specifically ratifies and approves all such powers of attorney, agreements and other instruments (including agreements of indemnification) as may heretofore have been executed and filed on behalf of the Partnership with any such exchange and which are still in force in connection with any matter described in clauses (a), (b), or (c) above.

         30. Power of Attorney. Each party hereby designates the Managing Partners (and each successor Managing Partner and each Substitute Managing Partner, if applicable) as such Partner's irrevocable attorney-in-fact, with the right to execute for such Partner and in such Partner's name and to file all instruments, documents and certificates relating to the Partnership which may, from time to time be required by law, or by any governmental, administrative or other body, including, without limitation, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., any securities exchange of which the Partnership is a member firm or associate member firm and any state agency regulating the business of the Partnership to effectuate, implement and continue the valid and subsisting evidence of the Partnership, including, without limitation, any certificate of limited partnership and any amendments thereto which may be required to be filed with the State of New York and any document necessary to cause the existing certificate of limited partnership to be amended to show the withdrawal of the Withdrawing Partner or any other appropriate matters therein.

         31. Arbitration of Disputes. Any dispute arising between the Partners either during the period of the Partnership or in connection with its dissolution, or thereafter arising in relation to the Partnership, which cannot be adjusted by mutual agreement, shall be submitted to arbitration in accordance with the Constitution, By-Laws and Rules then obtaining of the Exchange.

         32. Notice. Any notice required hereunder to be given to any party hereto or to his legal representative(s) shall be in writing and shall either be served personally upon him or upon any one of his legal representatives or shall be sent by prepaid registered or certified mail, return receipt requested, to his last known post office address as shown on the records of the Partnership or the last known post office address of any one of his legal representatives as shown on the records of the Partnership. Such notice shall be deemed to have been given when served personally or upon mailing. Notice of the Partnership shall be given at the address of its principal place of business.

         33.      Binding Effect, Amendment.

                  (a) This  Agreement  shall be binding upon, and shall inure to
the   benefit   of,  the  parties   hereto  and  their   respective   executors,
administrators, successors, assigns, heirs and legal representatives.

                  (b) This Agreement may not be changed or modified, except by an Agreement in writing, signed by or on behalf of all the parties hereto.

         34.      Sale of the Assets of the Partnership.      In the  event  of
the sale of all or substantially all of the assets of the Partnership, or of all or substantially all of the partnership interests therein, the proceeds of such sale shall be applied as follows in the order indicated:

                  (a)  To  the  payment  in  full  of  all   creditors   of  the
Partnership, including contributors of any Secured Demand Note Collateral Assignment and cash subordinated loans.

                  (b) To return to Harvey Silverman and Cynthia Kellogg the amount of their Capital Accounts and accrued interest thereon.

                  (c)  To  return  to  DNY  all  NYSE   memberships   which  DNY
contributed to the Partnership plus accrued interest pursuant to Section 16(d) of this Agreement which has not been distributed to DNY.

                  (d) To Sherwood in the aggregate amount of Sherwood's capital contribution, as set forth on Exhibit A annexed hereto.

                  (e) To the General Partners and Limited Partners in the aggregate amount of their capital contribution as set forth on Exhibit A annexed hereto.

                  (f) 60% of the balance to Sherwood and the remaining balance to the General Partners allocable as Net Profits pursuant to Section 17 of this Agreement, except as provided in Sections 34(g) and (h) of this Agreement.

                  (g) The proceeds of the sale of the specialist business in the Equitrade B Securities shall be allocated as Net Profits pursuant to Section 17(f) of this Agreement.

                  (h) The proceeds of the sale of the specialist business in Equitrade C Securities shall be allocated as Net Profits pursuant to Section 17(k) through (o) of this Agreement.

         35.      Effective Date.   This Agreement  shall be effective,  and
all rights, duties, liabilities and obligations hereunder shall be in full force and effect as of April 11, 1997.

         36.      Applicable Law.   This  Agreement  shall be  construed  in
accordance  with and  governed by the internal laws of the State of New York.

         37. Entire Agreement. This Agreement constitutes the entire agreement, and supersedes all other prior agreements and understandings, both written or oral, among the Partners, or any of them, with respect to the subject matter hereof.

         38.      Counterparts.     This  Agreement  may be executed in any
number of counterparts, and each such counterpart shall for all purposes be deemed an original, and all such counterparts shall together constitute but one and the same agreement.

         39.      Headings.         The section  headings herein are for
convenience  only and shall not affect the construction hereof.

         IN WITNESS HEREOF, the parties hereto have hereunder set their hands as of the 2nd day of May, 1997.





Stephen J. DiLascio                                        John F. Nicolosi





Gerard J. Dreyer                                           Philip J. Kopp, III





Cynthia K. Kellogg                                         Harvey J. Silverman





John W. Nick, Jr.                                          David Green




                                                        THE SHERWOOD GROUP, INC.
James C. Emrich



DRESDNER-NY INCORPORATED            By:




By:




STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the       day  of       , 1997, before me personally came
                     , to me known, who being by me duly sworn, did depose and say that he/she is the of The  Sherwood  Group,  Inc.,  the  corporation  described in and which
executed  the  foregoing  instrument;   that  he/she  knows  the  seal  of  said
corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation; and that he/she signed his/her name thereto by like order.




                                                              Notary Public



-------------------------------------------------------------------------------

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the       day of       , 1997, before me personally came
                    , to me known,  who being by me duly  sworn,  did depose
and say that he/she is the
of  Dresdner-NY  Incorporated,  the  corporation  described  in and which
executed  the  foregoing  instrument;   that  he/she  knows  the  seal  of  said
corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation; and that he/she signed his/her name thereto by like order.




                                                              Notary Public

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the day of , 1997, before me personally came Stephen J. DiLascio, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.





                                                              Notary Public





-------------------------------------------------------------------------------

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the day of , 1997, before me personally came Gerard J. Dreyer, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.





                                                              Notary Public

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the day of , 1997, before me personally came Philip J. Kopp, III, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.




                                                              Notary Public






-------------------------------------------------------------------------------

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the day of , 1997, before me personally came John F. Nicolosi, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.





                                                              Notary Public

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the day of , 1997, before me personally came Cynthia K. Kellogg, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.





                                                              Notary Public





-------------------------------------------------------------------------------

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the day of , 1997, before me personally came Harvey Silverman, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.





                                                              Notary Public

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the day of , 1997, before me personally came David Green, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.





                                                              Notary Public





-------------------------------------------------------------------------------

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the day of , 1997, before me personally came James C. Emrich, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.





                                                              Notary Public

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the   day of   , 1997, before me personally came John W. Nick, Jr.
to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.





                                                              Notary Public





-------------------------------------------------------------------------------

STATE OF NEW YORK          )
                                            )ss.:
COUNTY OF NEW YORK         )


         On the day of , 1997, before me personally came James C. Emrich, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.





                                                              Notary Public

                                                      EXHIBIT A


         The following Partners have contributed the amounts of Stated Capital set forth opposite their respective names, either in cash, marketable securities, or such other property as shall be acceptable to the Managing Partners for capital purposes, as set forth below:


General Partners                            Capital Contributions
Stephen J. DiLascio                         $ 2,645,497
Gerard J. Dreyer                            $ 1,445,058
John F. Nicolosi                            $ 1,091,001
Philip J. Kopp, III                         $ 1,004,437

Special Limited Partner
The Sherwood Group, Inc.                    $10,713,786


Limited Partners
James C. Emrich                             $   766,596
John W. Nick, Jr.                           $       100
David A. Green                              $       100
Cynthia K. Kellogg                          $     1,000
Harvey Silverman                            $     1,000

Dresdner-NY Incorporated                    $11,150,000*


Total Capital                               $28,818,575











* Includes DNY's NYSE Specialist Business having a market value as of the date of contribution of $4,000,000; and four (4) NYSE memberships having a market value of $4,800,000; Estimated net long positions approximately $2,000,000; Estimated floor brokerage income approximately $350,000.

                                                      EXHIBIT B

                                              EQUITRADE B SECURITIES


Ticker                     Issuer

ACO                        Acordia, Inc.
BLN                        Blackrock New York Insured Municipal 2008
                           Term Trust Inc.
FPL                        Florida Power and Light
FPL-PRA                    Florida Power and Light Preferred A Stock
FBS                        First Bank System
FBS-PRX                    First Bank System Preferred X Stock
KRG                        Quantum Restaurant Group, Inc.
MDA                        Mapco
MVJ                        Munivest New Jersey Fund, Inc.
NB                         Nationabank Corporation
NNN                        Commercial Net Lease Realty
SJK                        St. John Knits
SW                         Stone and Webster
TXU                        Texas Utilities
TUE-PR                     Texas Utilities Electric Company
TUE-PRA                    Texas Utilities Electric Company Preferred A Stock
TUE-PRE                    Texas Utilities Electric Company Preferred B Stock
VMO                        Van Kampen Merritt Municipal Opportunity Trust
WWP                        Washington Water and Power


                                                      EXHIBIT B

                                          EQUITRADE PARTNERS AND EMPLOYEES


                                                  Eustace deCordova
                                           Mr. Joseph J. McCarthy - Broker
                                                Mr. Robert L. Celenza
                                              Mrs. Aphrodite Amorgianos
                                                Mr. James Emrich, Jr.
                                                 Miss Gloria Pascale
                                              Mr. Daniel J. Mulholland
                                               Mr. Joseph J. Quaglieri
                                                 Mr. Daniel Harkins

                                                     EXHIBIT C

                                              EQUITRADE C SECURITIES


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


                                                     EXHIBIT C

                                          EQUITRADE C SECURITIES (CON'T)


Ticker            Issuer

PI                Premdor, Inc.
RIT               Ritchoice Managed Care, Inc.
SQF               Seligman Quality Municipal Fund, Inc.
SEL               Seligman Select Municipal Fund, Inc.
SSW               Sterling Software, Inc.
TCB               T.C.F. Financial Corp.
TK                Teekay Shipping Corporation
TL                Telex Chile, S.A.
TCT               The Town and Country Trust
TMM               Transportacion Maritima ADS L
TMMA              Transportacion Maritima ADS Ordinary
VLY               Valley National Bancorp.
VAL               The Valspar Corporation
VCD               Value City Department Stores, Inc.
VPI               Vintage Petroleum, Inc.
WSO               Watsco, Inc.


                                                     EXHIBIT C

                                         EQUITRADE PARTNERS AND EMPLOYEES

                                                 John W. Nick, Jr.
                                                  David A. Green
                                                 Richard K. Green
                                                 James Fraschilla
                                                   Robert Poulos
                                                 Nicholas Abdinoor
                                                  Robert T. Hally
                                                   Gregory Kane
                                                   James Lancaro
                                                 Turlough Pollard
                                                    Eric Poscak

                                                      EXHIBIT D


         Net Profits and Net Losses allocable to the General Partners shall be allocable between and among them according to the following schedule:

                           DiLascio         40%
                           Dreyer           34%
                           Nicolosi         16%
                           Kopp             10%

         Subject to the allocation of 15% of all such profits, which shall be set aside as a bonus pool to be distributed in such manner as DiLascio shall determine as set forth in the Agreement to which this Exhibit forms an attachment. Such percentage shall be reviewed on an annual basis.



                                                                     EXHIBIT 11


                                        THE SHERWOOD GROUP, INC.
                                            AND SUBSIDIARIES

                                Computation of Earnings Per Common Share

                                 Years ended May 31, 1997, 1996 and 1995




                                                              1997                1996               1995
                                                              ----                ----               ----

Net income                                            $       9,279,693         20,131,928          14,614,888
                                                          =============     ==============      ==============

Primary:

   Net income per common share                                    $ .72               1.50                1.07
                                                                    ===               ====                ====

Fully diluted:

   Net income per common share                                    $ .72               1.52                1.07
                                                                    ===               ====                ====

Historical:
   Weighted average number of
      common stock and common stock
      equivalents outstanding:
         Primary                                             12,941,287         13,200,867          13,624,603
                                                         ===============    ==============      ==============

         Fully diluted                                       12,946,008         13,201,412          13,652,084
                                                          =============     ==============      ==============





EXHIBIT 21

SUBSIDIARIES OF THE SHERWOOD GROUP, INC.


A) SHERWOOD SECURITIES CORP., incorporated under the laws of the State of Delaware.

B) SHERWOOD CAPITAL, INC., incorporated under the laws of the State of New
                           Jersey.

C) SHERWOOD PROPERTIES CORP., incorporated under the laws of the State of Delaware.

D) SHERWOOD NEWCO CORP., incorporated under the laws of the State of Delaware.

E) THE EBERCOM COMPANY., incorporated under the laws of the State of Delaware.

F) SIMCON CORPORATION, incorporated under the laws of the State of Delaware.

G) SHERWOOD MANAGEMENT CORP., incorporated under the laws of the State of Delaware.

H) TRIAK SERVICES CORP., incorporated under the laws of the State of New York.

I) MXNET INC., incorporated under the laws of the State of Delaware.

J) ANVIL INSTITUTIONAL SERVICES, INC., incorporated under the laws of the
                                       State of California.

K) SHD CORPORATION, incorporated under the laws of the State of  Delaware.




                                                    EXHIBIT 23


                                           Independent Auditors' Consent


The Board of Directors and Stockholders of
The Sherwood Group, Inc.:


We consent to the use of our report dated July 22, 1997 incorporated by reference in Registration Statement No. 33-72790 on Form S-8 filed with the Securities and Exchange Commission on December 13, 1993.




KPMG Peat Marwick LLP



New York, New York
August 7, 1997