Form 10-Q
period 1997-08-31
SHERWOOD GROUP INC
filed 1997-10-07
CIK 811917

October 7, 1997

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: The Sherwood Group, Inc.
      Report on Form 10-Q for the Three Months Ended August 31, 1997

Gentlemen:

Enclosed please find the following material submitted on behalf of The Sherwood Group, Inc. ("Company"):

One complete copy of the Company's report on Form 10-Q for the three months ended August 31, 1997 including financial statements and exhibits.

Thank you for your attention to this matter.

Very truly yours,

/s/Denise Isaac
Denise Isaac
Chief Financial Officer and
Principal Accounting Officer






                                                                     CONFORMED

                                FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                    [X] Quarterly  Report Pursuant to Section 13 or 15(d)
                          of   the Securities Exchange Act of 1934

                        For Quarter Ended August 31, 1997
                                     OR
                    [ ]  Transition Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

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


       Indicate by check mark whether the  Registrant (1) has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has bee subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                  ----       ----


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

12,694,665 shares of Common Stock, par value $.01 per share, were outstanding on September 30, 1997.





                           THE SHERWOOD GROUP, INC.
                             AND SUBSIDIARIES


                                   INDEX


                                                                          PAGE

                                                                        --------

Part I - Financial Information

Item 1. - Financial Statements

  Consolidated Statements of Financial Condition -
         August 31, 1997 (Unaudited)and May 31, 1997                        3

  Consolidated Statements of Income (Unaudited) -
         Three Months Ended August 31, 1997 and 1996                        4

  Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended August 31, 1997 and 1996                      5 - 6

  Notes to Consolidated Financial Statements (Unaudited) -
         August 31, 1997                                                  7 - 8



Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9 - 12


Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 14



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  August 31,
                                                                     1997              May 31,
              ASSETS                                              (Unaudited)           1997

                                                            ---------------------------------------
Cash                                                        $        1,479,263           3,033,818
Funds segregated for customers                                        -                     29,203
Receivables:
  Brokers and dealers                                               54,680,586          58,047,183
  Other                                                                582,041             599,725
Securities owned, at market value                                   49,015,276          45,696,436
Investment securities not readily marketable, at fair value            501,320             501,320
Investment in partnerships                                              12,984              12,984
Notes receivable                                                       810,450             830,589
Furniture, fixtures, equipment, and leasehold improvements - at cost, net of accumulated depreciation and amortization of $8,304,128
  at August 31, 1997 and $7,674,370 at May 31, 1997                 20,081,543          20,263,511
Computer software - at cost, net of accumulated amortization of
  $575,685 at August 31, 1997 and $929,942 at May 31, 1997           2,024,300           1,853,693
Identified intangible assets, net of accumulated amortization of
   $736,384 at August 31, 1997 and $535,853 at May 31, 1997          6,527,427           6,727,958
Exchange memberships (market value $8,409,500 at August 31,
  1997 and $7,957,750 at May 31, 1997)                               7,416,496           7,416,496
U.S. Treasury Obligations, held as collateral                        7,630,759           7,815,254
Subordinated notes receivable                                        3,000,000           3,000,000
Deferred tax asset (net of valuation allowance)                      2,114,435           2,220,472
Other assets                                                         2,077,278           2,112,083
                                                            -------------------  ------------------
                                                            $      157,954,158   $     160,160,725
                                                            ===================  ==================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value       $       25,966,163   $      25,129,290
  Accounts payable and accrued expenses, including
    compensation payable to officers and employees of
    $7,229,409 at August 31, 1997 and $11,831,551
    at May 31, 1997                                                 24,412,562          31,734,213
  Secured demand notes payable                                       3,000,000           3,000,000
  Income taxes payable                                               1,665,409             302,501
  Minority interest in Equitrade                                     7,927,067           7,720,236
                                                            -------------------  ------------------
          Total liabilities                                         62,971,201          67,886,240
                                                            -------------------  ------------------

Commitments and contingencies (Note 4)

Stockholders' equity (Note 5):
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                              -                   -
  Class A common stock - $.01 par value;
    authorized 50,000,000 shares; none issued                             -                   -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 14,343,201 shares                        143,432             143,432
  Additional paid-in capital                                        57,189,985          57,189,985
  Retained earnings                                                 49,924,305          47,215,833
                                                            -------------------  ------------------
                                                                   107,257,722         104,549,250
  Less: Treasury stock - at cost, 1,648,536 shares at
    August 31, 1997 and 1,648,536 shares at May 31, 1997           (12,274,765)        (12,274,765)
                                                            -------------------  ------------------
          Total stockholders' equity                                94,982,957          92,274,485
                                                            -------------------  ------------------
                                                            $      157,954,158   $     160,160,725
                                                            ===================  ==================

            The accompanying notes are an integral part of these statements.

                                  (3)


                               THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                                                  Three Months Ended August 31,
                                                            ---------------------------------------
                                                                       1997                 1996
                                                            --------------------------------------------
Revenues:
  Firm securities transactions - net                        $       23,926,444   $      29,683,515
  Commission income                                                  9,702,707           7,696,151
  Floor brokerage income                                             4,278,998           2,938,304
  Equity loss in partnerships                                         -                    (11,840)
  Interest income                                                    1,900,016           1,995,559
  Fee income                                                           758,335             426,588
  Other revenues                                                       170,074             261,471
                                                            -------------------  ------------------
                                                                    40,736,574          42,989,748
                                                            -------------------  ------------------

Expenses:
  Compensation and benefits                                         12,742,397          15,024,338
  Clearing and related charges                                      13,587,282          14,110,873
  Communications                                                     2,546,182           2,885,189
  Depreciation and amortization                                      1,807,304             971,044
  Occupancy costs and equipment rental                                 625,968             692,448
  Other expenses                                                     3,089,133           3,199,652
  Interest expense                                                     215,078              71,741
                                                            -------------------  ------------------
                                                                    34,613,344          36,955,285
                                                            -------------------  ------------------

   Income before minority interest and income taxes                  6,123,230           6,034,463

   Income of Equitrade allocated to
    minority partners                                               (1,141,407)            (13,600)
                                                            -------------------  ------------------

   Income before income taxes                                        4,981,823           6,020,863
                                                            -------------------  ------------------

   Income taxes:
        Federal, currently payable                                   1,524,970           2,097,250
        State and local, currently payable                             642,344             920,572
                                                           --------------------  ------------------
                  Total current income tax expense                   2,167,314           3,017,822
                                                            -------------------  ------------------

        Federal, deferred                                               70,341            -
        State and local, deferred                                       35,696            -
                                                            -------------------  ------------------
                  Total deferred income tax expense                    106,037            -
                                                            --------------------  ------------------

           Total income taxes                                        2,273,351           3,017,822
                                                            -------------------  ------------------

   Net  income                                              $        2,708,472   $       3,003,041
                                                            ===================  ==================

   Net income per common and common equivalent share (a):
        Net  income                                         $             0.21   $            0.23
                                                            ===================  ==================

Weighted average common shares outstanding                          12,840,084          13,050,182
                                                            ===================  ==================

(a) For presentation purposes, primary and fully diluted are identical.



        The accompanying notes are an integral part of these statements.


                                                                                                                  (4)
                      THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                   (Unaudited)

                                                                  Three Months Ended August 31,
                                                            ---------------------------------------
                                                                      1997                 1996
                                                            -------------------  ------------------
 Cash flows from operating activities:

  Net income                                                $        2,708,472   $       3,003,041

 Non-cash items included in net income:
  Equity (income) loss in partnerships                                -                     11,840
  Depreciation and amortization                                      1,807,304             971,044
  Income of Equitrade allocated to minority partners                 1,141,407              13,600
  Provision for deferred taxes                                         106,037

 (Increase) decrease in operating assets:
  Funds segregated for customers                                        29,203                     -
  Receivables:
    Brokers and dealers                                              3,366,597          37,834,260
    Other                                                               17,684             (24,435)
  Securities owned, at market value                                 (3,318,840)        (22,146,542)
  U.S. Treasury Obligations, held as collateral                        184,495            (109,474)
  Other assets (net of deposits made on furniture, fixtures
     and equipment, and leasehold improvements)                        222,434          (1,036,047)

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value                  836,873          (5,500,123)
  Accounts payable and accrued expenses                             (7,321,651)         (7,873,432)
  Income taxes payable                                               1,362,908          (1,772,788)
                                                            -------------------  ------------------
     Net cash provided by operating activities                       1,142,923           3,370,944
                                                            -------------------  ------------------

 Cash flows from investing activities:

  Purchase of investment securities not readily marketable            -                   (100,000)
  Principal collected on notes receivable                               20,139              54,406
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements                           (1,228,012)         (1,002,529)
  Deposits made on furniture, fixtures and equipment,
    and leasehold improvements                                        (187,629)           -
  Purchases of computer software                                      (367,400)            (56,527)
  Purchase of exchange membership                                     -                 (1,450,000)
                                                            -------------------  ------------------
     Net cash used in investing activities                          (1,762,902)         (2,554,650)
                                                            -------------------  ------------------











                                           (Continued)


                                              (5)

                           THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                   (Unaudited)
                                                                                                                   (Continued)

                                                                  Three Months Ended August 31,
                                                            ---------------------------------------
                                                                       1997                 1996
                                                            -------------------  ------------------
 Cash flows from financing activities:

  Purchase of treasury stock                                          -                   (135,967)
  Capital contributions by minority interest                            50,000            -
  Capital withdrawals by minority interest                            (984,576)           (371,000)
                                                           --------------------  ------------------
     Net cash used in financing activities                            (934,576)           (506,967)
                                                           --------------------  ------------------

 Net increase in cash                                               (1,554,555)            309,327

 Cash at beginning of period                                         3,033,818             470,313
                                                            -------------------  ------------------

 Cash at end of period                                      $        1,479,263   $         779,640
                                                            ===================  ==================


































           The accompanying notes are an integral part of these statements.



                                    (6)





















                        THE SHERWOOD GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

                                   August 31, 1997

Note 1 - Business and organization

     The Sherwood Group, Inc. and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities"). Sherwood Securities is also a specialist for securities listed on the American Stock Exchange. National Discount Brokers ("NDB"), another registered broker-dealer, is a division of the Company's wholly owned subsidiary, Triak Services Corp. During May 1996, the Company commenced operations of a new wholly owned subsidiary, MXNet, Inc. ("MXNet"). MXNet delivers comprehensive technical solutions to trading organizations. On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. See Note 7, "Subsequent Event", regarding the Company's sale of Anvil on September 5, 1997. In addition, the Company has a 60% special limited partnership interest in Equitrade Partners ("Equitrade"), which is a specialist for securities listed on The New York Stock Exchange ("NYSE"). The Company acquired a further limited partnership interest in Equitrade on May 2, 1997 upon the acquisition of all of the stock of SHD Corporation (formerly Dresdner-NY Incorporated), which was engaged in the specialist business of the NYSE. The assets, including four seats on the NYSE, except cash, and liabilities of SHD Corporation ("SHD") were then contributed by SHD to Equitrade in exchange for a limited partner interest. Two employees of SHD retained a portion of the specialist book of SHD and also became limited partners of Equitrade. SHD is entitled to 38.4% of the net profits and losses from the activities of this specialist book.

Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1997 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the three months ended August 31, 1997 presentation.

Note 3 - Net income per common share

     Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include stock issuable under stock options. The treasury stock method of accounting was used in computing the common stock equivalents for the computation of earnings per common share.

Note 4 - Commitments and contingencies

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's 1997 Annual Report on Form 10-K, and the disclosures regarding such matters are incorporated herein by reference. The Company's subsidiaries, and in some cases the Company, have been named as defendants in lawsuits that allege violations of Federal and state securities and related laws. Sherwood Securities has received additional subpoenas in connection with the SEC's ongoing investigation In the Matter of Certain Market Making Activities on NASDAQ, HO-2974. Sherwood Securities is continuing to cooperate with the SEC's investigation. Although there can be no assurance that such lawsuits and investigations involving the Company are not likely to have a material, adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company in future periods.


                                                        (7)

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities, NDB, Equitrade and Anvil are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of August 31, 1997, the net capital of Sherwood Securities, NDB, Equitrade and Anvil exceeded their required net capital by $20,696,000, $3,361,000, $25,532,000 and $469,000, respectively. On July 10,
1997, SHD filed its notice of withdrawal from registration as a broker-dealer with the SEC. As such, SHD is no longer required to compute net capital.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at August 31, 1997, the payment of dividends and advances to the Company by Sherwood Securities, NDB, Equitrade and Anvil is limited to $20,496,000, $3,564,000, $25,482,000 and
$459,000, respectively, under the most restrictive of these requirements. The SEC may, by order, restrict the withdrawal of equity capital on a net basis if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.


Note 6 - New Accounting Pronouncement

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), for periods ending after December 15, 1997. Statement 128 replaces the current standard used to calculate primary earnings per share, Accounting Principles Board Opinion No. 15 ("APB 15"). Statement 128 requires a calculation of basic earnings per share, as well as a dual presentation of basic and diluted earnings per share on the face of the statement of income. Basic earnings per share differs from primary earnings per share under APB 15 in that dilution for common stock equivalents is excluded. Basic earnings per share under Statement 128 for the three months ended August 31, 1997 and 1996 would not have been materially different than primary earnings per share under APB 15.


Note 7 - Subsequent Events

     On September 5, 1997, the Company sold all of the stock of Anvil for $217,000, which approximated book value. In connection with the sale, the Company's $250,000 subordinated loan agreement with Anvil was cancelled. As such, the Company liquidated the $300,000 face value of U.S. Treasury securities that had been pledged as collateral for the agreement and such funds were transferred back to the Company.

     During the fiscal second quarter, the Company's management decided, based on a number of factors, to close the four existing branch offices of NDB located in Chicago, Dallas, West Palm Beach and Los Angeles. In addition to the cost savings, management believes that NDB's Webstation and the accessibility of its automated trading facilities have diminished the need for branch locations. The costs associated with the discontinuation of the branch operations are immaterial to the consolidated financial statements of the Company and have been reflected at August 31, 1997 in the books and records of NDB.


















                                                        (8)
Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The results of The Sherwood Group, Inc. and subsidiaries (the "Company") for the three months ended August 31, 1997 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak") and Equitrade Partners ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in NASDAQ National Market System and Small-Cap securities. NDB is a deep discount brokerage firm specializing in trade execution for individual investors while Equitrade is a registered specialist in equity securities on The New York Stock Exchange ("NYSE"). During May 1996, the Company commenced operations of a new wholly owned subsidiary, MXNet Inc. ("MXNet"). MXNet delivers comprehensive technical solutions to trading organizations. Finally, on January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. See "Subsequent Event" regarding the Company's sale of Anvil on September 5, 1997.

     The Company's consolidated net income for the three months ended August 31, 1997 was $2,708,000 compared to $3,003,000 for the three months ended August 31, 1996. For the quarter ended August 31, 1997, the principal subsidiaries, Sherwood Securities and Triak, had a net income of $1,299,000 and $453,000, respectively, compared to net income of $3,120,000 and $78,000 for the quarter ended August 31, 1996, respectively. Equitrade had a net profit of $2,653,000 for the three months ended August 31, 1997 (of which the Company's share, inclusive of that earned by SHD, was $1,512,000) as compared to a net profit of $400,000 for the three months ended August 31, 1996 (of which the Company's share was $386,000).

     Total revenue for the Company decreased by approximately $2,253,000, or 5%, for the three months ended August 31, 1997, as compared with the same period of the previous year. The reasons for the decrease in revenues are set forth below.

     Revenue from firm securities transactions decreased $5,757,000, or 19%, for the three month period ended August 31, 1997, as compared with the previous year. Revenues from firm securities transactions at Sherwood Securities decreased approximately $7,677,000, or 25%, for the three month period ended August 31, 1997, when compared to the prior year, even though Sherwood
Securities' overall ticket volume increased approximately 19% for the same period as trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, such as limit order protection, have resulted in an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, the new limit order display rules, increased volatility in the marketplace and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per ticket. These changes may have an adverse impact on Sherwood Securities' trading profits. Substantially offsetting the decrease in trading profits at Sherwood Securities was an increase in revenues from securities transactions at Equitrade, for the three months ended August 31, 1997, of approximately $1,920,000.

     The Company's commission income, primarily generated by NDB, increased by $2,007,000, or 26%, for the three months ended August 31, 1997, when compared with the prior year. The increase is due largely to the fact that NDB's average daily ticket count increased from approximately 4,400 to 5,700 tickets per day, an increase of 30%, for the three months ended August 31, 1997, when compared with the previous year.

     Floor brokerage income increased by approximately $1,341,000, or 46%, for the three months ended August 31, 1997, when compared to the prior year. The increase was the result of increases in both the volume of Equitrade's transactions and an increase in the number of stocks in which Equitrade is a specialist. The increase from 97 stocks at August 31, 1996 to 155 stocks at August 31, 1997 was due principally to the acquisition, on May 2, 1997, of SHD Corporation, which added 54 stocks to Equitrade's specialist list.

     For the three months ended August 31, 1996, the principal portion of equity loss in partnerships was an equity loss from the Company's 49% limited partnership interest it held in the Anvil Joint Venture. For the three months ended August 31, 1997, Anvil's results are consolidated with those of the Company. See "Subsequent Event" regarding the Company's sale of Anvil on September 5, 1997.

                                                        (9)
     Interest income decreased by approximately $96,000, or 5%, for the three months ended August 31, 1997, as compared to the previous year. The decrease is primarily due to the availability of lesser amounts of cash for investment. During the past year, the Company has used approximately $28,000,000 for capital expenditures. A significant rise in NDB's customer debit and credit balances held with the Company's clearing broker led to an increase in interest earned from that source and substantially offset the decline in interest income as described above.

     Fee income increased by $332,000, or 78%, for the three months ended August 31, 1997, as compared to the prior year. The increase is principally due to higher 12b-1 fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year.

     Total expenses for the three months ended August 31, 1997 decreased approximately $2,342,000, or 6%, from $36,955,000 in 1996 to $34,613,000 in
1997. The reasons for the net decrease in expenses are set forth below.

     Compensation and benefits decreased $2,282,000, or 15%, for the three month period ended August 31, 1997, compared with the prior year. The decrease is due primarily to lower commissions paid to Sherwood Securities' traders because of the decrease in trading profits for that subsidiary, and the resulting reduction in accruals for executive bonuses based on profitability computations.

     Clearing and related charges decreased by approximately $523,000, or 4%, for the three month period ended August 31, 1997, as compared to the prior year. The decrease is due principally to lower correspondence fees being paid by Sherwood Securities based on the improvement in the overall size and type of the order flow received. Partially offsetting this decrease was increased clearance charges at NDB due to the 30% rise in ticket count. However, during the fiscal second quarter that ends on November 30, 1997, certain clearing agreements have been negotiated by the Company on more favorable terms than those prevailing in prior periods. As a result, clearing costs as a percentage of revenues is expected to decline during the fiscal second quarter as compared to prior periods. However, there can be no assurance that this result will, in fact, occur, because expenses are impacted by a number of other factors including, but not limited to, ticket count, the size of orders and other fees.

     Communications expense, which includes quotations, decreased by approximately $339,000, or 12%, for the three months ended August 31, 1997, as compared to the previous year. The decline is mainly due to the upgrade of the Powerbrokersm IVR System and development of an in-house quote server at NDB.

     Depreciation and amortization increased by approximately $836,000, or 86%, for the three months ended August 31, 1997, as compared to the prior year. This increase can be attributed to depreciation and amortization incurred on fixed asset, leasehold improvement, computer software and intangible asset additions by the Company aggregating approximately $18,000,000 during the period from September 1996 through August 1997.

     Occupancy and equipment rental expenses decreased $66,000, or 10%, for the three month period ended August 31, 1997, as compared to the prior year. The decline is due to a decrease for NDB which, last year, incurred rent concurrently on two main office locations as it awaited the move of its headquarters to 7 Hanover Square.

     Other expenses decreased by approximately $111,000, or 3%, for the three months ended August 31, 1997, as compared to the prior year. A decrease in legal fees offset by an increase in the cost to maintain the recently upgraded technological infrastructure of NDB led to the net decrease in other expenses.

     Interest expense increased by approximately $143,000, or 200%, for the three months ended August 31, 1997, as compared to the previous year. During the three months ended August 31, 1997, Sherwood Securities incurred interest charges on the remaining unpaid balance of approximately $4,600,000 owed in connection with its settlement agreement, as amended, in the case entitled In
Re: NASDAQ Market-Makers Antitrust Litigation. In addition, the Company incurred interest expense on short-term borrowings made in connection with its trading activities.

     Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company and its subsidiary, SHD, during the three months ended August 31, 1997 and 1996, respectively.

     The Company's effective tax rate decreased from approximately 50% for the three months ended August 31, 1996 to approximately 46% for the three months ended August 31, 1997.



                                                       (10)
For the three months ended August 31, 1997, deferred taxes of approximately $106,000, included in income tax expense, relate to the future taxability of certain temporary book to tax basis differences. In conjunction with the deferred tax asset the Company has recorded, the Company has booked a valuation allowance of approximately $217,000 due to management's judgment of the likelihood of realization of the deferred tax asset.



Liquidity

     The Company's tangible assets are highly liquid with more than 66% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally-generated funds. In addition, at August 31, 1997, margin account borrowings of approximately $151,000,000 were available to the Company from its clearing brokers.

     The Company's broker-dealer entities, Sherwood Securities, NDB, Equitrade and, previously, Anvil, are subject to SEC's minimum net capital requirement of the SEC which is designed to measure the general financial soundness and liquidity of broker-dealers. On July 10, 1997, SHD filed its notice of withdrawal from registration as a broker-dealer with the SEC. As such, SHD is no longer required to compute net capital. As of August 31, 1997, Sherwood Securities, NDB, Equitrade and Anvil had approximately $20,696,000, $3,361,000, $25,532,000 and $469,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's, Equitrade's and Anvil's businesses which are more severe than those imposed on most other businesses.

     From time to time, the Company has borrowed funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. Management is reviewing alternatives to meeting these funding requirements.

     Cash flows from operations will vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned into cash is determined by the depth of the market and the size of the Company's security positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on Sherwood Securities, NDB, Equitrade and Anvil, which directly affects the amount of funds available for operating, investing and financing activities.

     The Company anticipates that it will spend an additional $1,100,000 over the next 3 months for its subsidiaries' ongoing technological infrastructure upgrades and intends to finance these upgrades with internally generated funds.

     The operations of the Company's American Stock Exchange Specialist book continue to be funded by the income generated by the book.

     Cash flows from the Company's investment activities are directly related to market conditions.

     During the three months ended August 31, 1997, the Company did not repurchase any additional shares in connection with its December 1992 plan to buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 1997, 1,351,482 shares had been reacquired under this plan. The source of funds for these purchases was internally-generated.



Subsequent Events

     On September 5, 1997, the Company sold all of the stock of Anvil for $217,000, which approximated book value. In connection with the sale, the Company's $250,000 subordinated loan agreement with Anvil was cancelled. As such, the Company liquidated the $300,000 face value of U.S. Treasury securities that had been pledged as collateral for the agreement and such funds were transferred back to the Company.





                                                          (11)


     During the fiscal second quarter, the Company's management decided, based on a number of factors, to close the four existing branch offices of NDB located in Chicago, Dallas, West Palm Beach and Los Angeles. In addition to the cost savings, management believes that NDB's Webstationsm and the accessibility of its automated trading facilities have diminished the need for branch locations. The costs associated with the discontinuation of the branch operations are immaterial to the consolidated financial statements of the Company and have been reflected at August 31, 1997 in the books and records of NDB.


Effects of Inflation

     The Company's assets are not significantly affected by inflation because they are primarily monetary in nature. Management believes that replacement costs of furniture, equipment and leasehold improvements will not materially affect operations. However, the rate of inflation affects the Company's principal expenses such as employee compensation, rent and communication, which may not be readily recoverable from increased revenues. Because of market forces and competitive conditions in the securities industry, a broker-dealer may be unable to restructure its profit margins in order to recover increased costs related to inflation. Consequently, the Company must rely on increased volume for this purpose. However, the Company has significant cash balances on deposit with its principal clearing brokers on which interest is paid which, in the event there are higher interest rates which normally result from inflation, would offset some of the costs.


New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), for periods ending after December 15, 1997. Statement 128 replaces the current standard used to calculate primary earnings per share, Accounting Principles Board Opinion No. 15 ("APB 15"). Statement 128 requires a calculation of basic earnings per share, as well as a dual presentation of basic and diluted earnings per share on the face of the statement of income. Basic earnings per share differs from primary earnings per share under APB 15 in that dilution for common stock equivalents is excluded. Basic earnings per share under Statement 128, for the three and nine months ended August 31, 1997 would not have been materially different than primary earnings per share under APB 15.



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













                                                       (12)



PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
                       Exhibit 11 - Computation of Net Income Per Common Share

                       Exhibit 27 - Financial Data Schedule

          (b) The Company filed no reports on Form 8-K during the quarter ended August 31, 1997.
















































                                                       (13)

                                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               The Sherwood Group, Inc.

                                               --------------------------------

      Date: October 6, 1997                    By: Dennis Marino
            -----------------                  --------------------------------
                                                   Dennis Marino
                                                   Executive Vice President
                                                   and Chief Administrative
                                                   Officer


      Date: October 6, 1997                    By: Denise Isaac
            -----------------                  --------------------------------
                                                   Denise Isaac
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer



































                                                       (14)




               THE SHERWOOD GROUP, INC. AND SUBSIDIARIES           EXHIBIT 11
               COMPUTATION OF NET INCOME PER COMMON SHARE


                                                                  Three Months Ended August 31,
                                                            ---------------------------------------
                                                                      1997                 1996
                                                            -------------------  ------------------

Common stock and common stock equivalents:
  Average common stock outstanding                                  12,694,665          13,017,406
  Average common stock equivalents
    issuable under stock options                                       145,419              32,776
                                                            -------------------  ------------------

Total average common stock and common stock
  equivalents used for earnings per share computation               12,840,084          13,050,182
                                                            ===================  ==================

Income:

    Net income                                              $        2,708,472   $       3,003,041
                                                            ===================  ==================

Net income per common and common equivalent share (a):
    Net income                                              $             0.21   $            0.23
                                                            ===================  ==================

(a) For presentation purposes, primary and fully diluted are identical.