Form 10-Q
period 1997-11-30
SHERWOOD GROUP INC
filed 1998-01-14
CIK 811917

January 13, 1998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: National Discount Brokers Group, Inc.
    Report on Form 10-Q for the Six Months Ended November 30, 1997

Gentlemen:

Enclosed please find the following material submitted on behalf of National Discount Brokers Group, Inc. ("Company"):

         One complete copy of the Company's report on Form 10-Q for the six months ended November 30, 1997 including financial statements and exhibits.

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

                    For Quarter Ended November 30, 1997
                                    OR
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the transition period from                to

                                                --------------    -------------

                          Commission file number 1-9480

    ---------------------------------------------------------------------


                     National Discount Brokers Group, Inc.

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

                         The Sherwood Group, Inc.

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


 12,733,973 shares of Common Stock, par value $.01 per share, were outstanding on December 31, 1997.





                    NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES


                                        INDEX


                                                                       PAGE

                                                                     --------

Part I - Financial Information

Item 1. - Financial Statements

  Consolidated Statements of Financial Condition -
         November 30, 1997 (Unaudited) and May 31, 1997                  3

  Consolidated Statements of Income (Unaudited) -
         Three Months and Six Months Ended November 30, 1997 and 1996    4

  Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended November 30, 1997 and 1996                   5 - 6

  Notes to Consolidated Financial Statements (Unaudited) -
         November 30, 1997                                             7 - 8


Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9 - 13


Part II - Other Information

Item 2. - Changes in Securities and Use of Proceeds                      13

Item 4. - Submission of Matters to a Vote of Security Holders          13 - 14

Item 6. - Exhibits and Reports on Form 8-K                               14

Signatures                                                               15


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 November 30,
                                                                     1997              May 31,
              ASSETS                                             (Unaudited)            1997
                                                            -------------------  ------------------
Cash                                                        $        1,208,317           3,033,818
Funds segregated for customers                                        -                     29,203
Receivables:
  Brokers and dealers                                               47,965,095          58,047,183
  Other                                                                743,997             599,725

Securities owned, at market value                                   53,943,315          45,696,436
Investment securities not readily marketable, at fair value            501,320             501,320
Investment in partnerships                                              13,484              12,984
Notes receivable                                                       870,247             830,589
Furniture, fixtures, equipment, and leasehold improvements - at cost, net of accumulated depreciation and amortization of $9,952,457
  at November 30, 1997 and $7,674,370 at May 31, 1997               20,247,101          20,263,511
Computer software - at cost, net of accumulated amortization of
  $812,054 at November 30, 1997 and $929,942 at May 31, 1997         2,625,728           1,853,693
Identified intangible assets, net of accumulated amortization of
   $968,374 at November 30, 1997 and $535,853 at May 31, 1997        6,295,437           6,727,958
Exchange memberships (market value $9,035,000 at November 30,
  1997 and $7,957,750 at May 31, 1997)                               7,416,496           7,416,496
U.S. Treasury Obligations, held as collateral                        7,740,226           7,815,254
Subordinated notes receivable                                        3,500,000           3,000,000
Deferred tax asset (net of valuation allowance)                      2,129,165           2,220,472
Other assets                                                         1,314,655           2,112,083
                                                            -------------------  ------------------
                                                            $      156,514,583   $     160,160,725
                                                            ===================  ==================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value       $       18,413,953   $      25,129,290
  Accounts payable and accrued expenses, including
    compensation payable to officers and employees of
    $9,496,452 at November 30, 1997 and $11,831,551
    at May 31, 1997                                                 26,848,383          31,734,213
  Secured demand notes payable                                       3,500,000           3,000,000
  Income taxes payable                                               1,282,493             302,501
  Minority interest in Equitrade                                     9,456,208           7,720,236
                                                            -------------------  ------------------
          Total liabilities                                         59,501,037          67,886,240
                                                            -------------------  ------------------

Commitments and contingencies (Note 4)

Stockholders' equity (Note 5):
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                              -                   -
  Class A common stock - $.01 par value;
    authorized 50,000,000 shares; none issued                             -                   -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 14,343,201 shares                        143,432             143,432
  Additional paid-in capital                                        57,893,222          57,189,985
  Retained earnings                                                 52,011,598          47,215,833
                                                            -------------------  ------------------
                                                                   110,048,252         104,549,250
  Less: Treasury stock - at cost, 1,618,577 shares at
    November 30, 1997 and 1,648,536 shares at May 31, 1997         (13,034,706)        (12,274,765)
                                                            -------------------  ------------------
          Total stockholders' equity                                97,013,546          92,274,485
                                                            -------------------  ------------------
                                                            $      156,514,583   $     160,160,725
                                                            ===================  ==================

               The accompanying notes are an integral part of these statements.
                                             (3)

                   NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                                            Three Months Ended November 30,         Six Months Ended November 30,
                                                          ---------------------------------------  --------------------------------
                                                                       1997               1996                 1997        1996
                                                          -------------------  ------------------  ----------------- --------------

Revenues:
  Firm securities transactions - net                        $    26,169,781   $      26,755,037    $     50,096,225  $  56,438,552
  Commission income                                               9,590,738           8,056,241          19,293,445     15,752,392
  Floor brokerage income                                          4,130,485           3,435,834           8,409,483      6,374,138
  Equity loss in partnerships                                      -                     (3,492)                500        (15,332)
  Interest income                                                 1,883,830           1,922,670           3,783,846      3,918,229
  Fee income                                                        777,852             662,010           1,536,187      1,088,598
  Other revenues                                                    397,610             226,835             567,684        488,306
                                                         -------------------  ------------------   ----------------- --------------
                                                                 42,950,296          41,055,135          83,687,370     84,044,883
                                                         -------------------  ------------------   ----------------- --------------

Expenses:
  Compensation and benefits                                      13,491,125          13,452,795          26,233,522     28,477,133
  Clearing and related charges                                   15,197,931          13,835,379          28,785,213     27,946,252
  Communications                                                  2,708,409           2,867,614           5,254,591      5,752,803
  Depreciation and amortization                                   1,979,700           1,053,189           3,787,004      2,024,233
  Occupancy costs and equipment rental                              637,380             709,092           1,263,348      1,401,540
  Other expenses                                                  3,002,688           2,769,074           6,091,821      5,968,726
  Interest expense                                                  168,945              61,857             384,023        133,598
                                                         -------------------  ------------------   ----------------- --------------
                                                                 37,186,178          34,749,000          71,799,522     71,704,285
                                                         -------------------  ------------------   ----------------- --------------

   Income before minority interest and income taxes               5,764,118           6,306,135          11,887,848     12,340,598

   Income of Equitrade allocated to
    minority partners                                            (2,008,746)           (739,360)         (3,150,153)      (752,960)
                                                         -------------------  ------------------   ----------------- --------------

   Income before income taxes                                     3,755,372           5,566,775           8,737,695     11,587,638
                                                         -------------------  ------------------   ----------------- --------------

   Income taxes:
        Federal, currently payable                                1,248,049           1,481,877           2,773,019      3,579,127
        State and local, currently payable                          435,260             789,613           1,077,604      1,710,185
                                                         -------------------  ------------------   ----------------- --------------
                  Total current income tax expense                1,683,309           2,271,490           3,850,623      5,289,312
                                                         -------------------  ------------------   ----------------- --------------

        Federal, deferred                                            (6,624)           -                     63,717         -
        State and local, deferred                                    (8,106)           -                     27,590         -
                                                         -------------------  ------------------   ----------------- --------------
                  Total deferred income tax expense                 (14,730)           -                     91,307         -
                                                         -------------------  ------------------   ----------------- --------------

           Total income taxes                                     1,668,579           2,271,490           3,941,930      5,289,312
                                                         -------------------  ------------------   ----------------- --------------

   Net  income                                              $     2,086,793      $    3,295,285        $  4,795,765  $   6,298,326
                                                         ===================  ==================   ================= ==============

   Net income per common and common equivalent share (a):
        Net  income                                         $          0.16      $         0.25        $       0.37  $        0.48
                                                            ===================  ==================  ================= =============

Weighted average common shares outstanding                       12,793,369          13,028,509          12,816,683     13,039,467
                                                           ===================  ==================   ================= =============

(a) For presentation purposes, primary and fully diluted are identical.



         The accompanying notes are an integral part of these statements.

                                               (4)


               NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                  Six Months Ended November 30,
                                                            ---------------------------------------
                                                                      1997                 1996
                                                            -------------------  ------------------
 Cash flows from operating activities:

  Net income                                                $        4,795,765   $       6,298,326

 Non-cash items included in net income:
  Equity (income) loss in partnerships                                    (500)             15,332
  Depreciation and amortization                                      3,787,004           2,024,233
  Income of Equitrade allocated to minority partners                 3,150,153             752,960
  Provision for deferred taxes                                          91,307

 (Increase) decrease in operating assets:
  Funds segregated for customers                                        29,203                     -
  Receivables:
    Brokers and dealers                                             10,082,088          29,314,980
    Other                                                             (144,272)            (20,911)
  Securities owned, at market value                                 (8,246,879)        (19,320,967)
  U.S. Treasury Obligations, held as collateral                         75,028            (123,624)
  Other assets (net of deposits made on furniture, fixtures
     and equipment, and leasehold improvements)                        723,300             358,750

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value               (6,715,337)           (765,328)
  Accounts payable and accrued expenses                             (5,173,169)         (2,957,716)
  Income taxes payable                                               1,255,625          (3,174,661)
                                                            -------------------  ------------------
     Net cash provided by operating activities                       3,709,316          12,401,374
                                                            -------------------  ------------------

 Cash flows from investing activities:

  Purchase of investment securities not readily marketable            -                   (100,000)
  Loans made                                                          -                   (100,275)
  Principal collected on notes receivable                               63,287              71,154
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements                           (2,902,059)         (2,508,625)
  Deposits made on furniture, fixtures and equipment,
    and leasehold improvements                                         (73,815)         (4,657,796)
  Purchases of computer software                                    (1,208,049)           (201,755)
  Purchase of exchange membership                                     -                 (1,450,000)
  Issuance of subordinated note                                       -                   (500,000)
                                                            -------------------  ------------------
     Net cash used in investing activities                          (4,120,636)         (9,447,297)
                                                            -------------------  ------------------









                                (Continued)

                                     (5)


               NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (Continued)

                                                                  Six Months Ended November 30,
                                                            ---------------------------------------
                                                                       1997                 1996
                                                            -------------------  ------------------
 Cash flows from financing activities:

  Purchase of treasury stock                                          -                 (1,556,160)
  Capital contributions by minority interest                            50,000            -
  Capital withdrawals by minority interest                          (1,464,181)         (1,044,000)
                                                            -------------------  ------------------
     Net cash used in financing activities                          (1,414,181)         (2,600,160)
                                                            -------------------  ------------------

 Net increase in cash                                               (1,825,501)            353,917

 Cash at beginning of period                                         3,033,818             470,313
                                                            -------------------  ------------------
 Cash at end of period                                      $        1,208,317   $         824,230
                                                            ===================  ==================


Supplemental disclosure of non-cash investing and financing activities:

  During September 1997, the Company sold the remaining net assets of its subsidiary, Anvil Institutional Services, Inc., and received a note in the amount of $102,945 which is due in December 1998.

  During October 1997, certain executives of the Company exercised an aggregate of 237,274 options for the purchase of 237,274 shares of the Company's common stock with exercise prices ranging from $7.9375 per share to $10.125 per share. In order to pay for the exercise price ($2,194,323) and to reimburse the Company for the personal income taxes ($332,337) on the gain related to the transaction, the executives remitted to the Company 207,315 shares of the Company's common stock with a market value of $2,526,660.

  During October 1997, Equitrade entered into a $500,000 subordination agreement with an unrelated party. The note has a stated interest rate of 4% and a maturity date of October 1, 1998.

  In connection with the closing of NDB's branch offices as of October 31, 1997, the Company wrote off fixed assets with a net book value of $154,603.



















         The accompanying notes are an integral part of these statements.


                                (6)


                NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                              November 30, 1997

Note 1 - Business and organization

     National Discount Brokers Group, Inc. ("NDBG"), formerly The Sherwood Group, Inc., and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. (See "Note 7 - Subsequent Events".) The Company has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities"). Sherwood Securities is also a specialist for securities listed on the American Stock Exchange. National Discount Brokers ("NDB"), another registered broker-dealer, is a division of the Company's wholly owned subsidiary, Triak Services Corp. MXNet, Inc. ("MXNet"), another wholly owned subsidiary, delivers comprehensive technical solutions to trading organizations. On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture.

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

     In addition, NDBG has a 60% special limited partnership interest in Equitrade Partners ("Equitrade"), which is a specialist for securities listed on The New York Stock Exchange ("NYSE"). The Company acquired a further limited partnership interest in Equitrade on May 2, 1997 upon the acquisition of all of the stock of SHD Corporation (formerly Dresdner-NY Incorporated), which was engaged in the specialist business of the NYSE. The assets, including four seats on the NYSE, except cash, and liabilities of SHD Corporation ("SHD") were then contributed by SHD to Equitrade in exchange for a limited partner interest. Two employees of SHD retained a portion of the specialist book of SHD and also became limited partners of Equitrade. SHD is entitled to 38.4% of the net profits and losses from the activities of this specialist book.

Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1997 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the three and six months ended November 30, 1997 presentations.

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


                              (7)

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

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities, NDB and Equitrade are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of November 30, 1997, the net capital of Sherwood Securities, NDB and Equitrade exceeded their required net capital by $20,989,000, $4,392,000 and $30,984,000, respectively. On July 10, 1997, SHD filed its notice of withdrawal from registration as a broker-dealer with the SEC. As such, SHD is no longer required to compute net capital.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at November 30, 1997, the payment of dividends and advances to the Company by Sherwood Securities, NDB and Equitrade is limited to $20,789,000, $4,329,000 and $30,934,000, respectively, under the most restrictive of these requirements. The SEC may, by order, restrict the withdrawal of equity capital on a net basis if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.


Note 6 - New Accounting Pronouncement

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), for periods ending after December 15, 1997. Statement 128 replaces the current standard used to calculate primary earnings per share, Accounting Principles Board Opinion No. 15 ("APB 15"). Statement 128 requires a calculation of basic earnings per share, as well as a dual presentation of basic and diluted earnings per share on the face of the statement of income. Basic earnings per share differs from primary earnings per share under APB 15 in that dilution for common stock equivalents is excluded. Basic earnings per share under Statement 128 for the three months ended November 30, 1997 and 1996 would not have been materially different than primary earnings per share under APB 15.


Note 7 - Subsequent Events

     On December 5, 1997, the Company entered into an agreement with IAT Reinsurance Syndicate Ltd. ("IAT"), a Bermuda corporation, for the sale of 1,500,000 shares of the Company's common stock at $12.875 per share. IAT, an entity controlled by investor Peter Kellogg, will receive shares from the Company's treasury stock. The transaction, which is expected to close no later than February 1998 and which is subject to review under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, increases Mr. Kellogg's beneficial ownership of the Company's common stock from approximately 8% to 17.8%. The proceeds of approximately $19,300,000 from the transaction, which were received by the Company on December 8, 1997 and are expected to be used for general corporate purposes and marketing activities to support the expansion of NDB. While management of the Company believes the transaction will close as scheduled, there can be no assurance that the transaction will be consummated. If the transaction does not close, the Company must return the funds it has received from IAT.

     Effective December 15, 1997, the Company changed its name to National Discount Brokers Group, Inc. as part of a strategic initiative to focus on its NDB subsidiary. The name change will leverage NDB's core competencies in Internet trading and financial services, as well as help fuel its expansion in Internet commerce. The Company's ticker symbol on the NYSE also changed, from "SHD" to "NDB", effective December 22, 1997.






                                   (8)


Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The results of operations of National Discount Brokers Group, Inc., formerly The Sherwood Group, Inc., and its subsidiaries (the "Company"), for the three and six months ended November 30, 1997 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak") and Equitrade Partners ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in NASDAQ National Market System and Small-Cap securities. NDB is a deep discount brokerage firm specializing in trade execution for individual investors while Equitrade is a registered specialist in equity securities on The New York Stock Exchange ("NYSE"). MXNet, Inc. ("MXNet"), another wholly owned subsidiary of the Company, delivers comprehensive technical solutions to trading organizations.

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

     The Company's consolidated net income for the three months ended November 30, 1997 was $2,087,000 compared to $3,295,000 for the three months ended November 30, 1996. For the quarter ended November 30, 1997, Sherwood Securities had a net loss of $383,000, compared to net income of $2,010,000 for the quarter ended November 30, 1996 while NDB had net income of $997,000 for the quarter ended November 30, 1997, compared to net income of $153,000 for the quarter ended November 30, 1996. Equitrade had a net profit of $4,228,000 for the three months ended November 30, 1997 (of which the Company's share, inclusive of that earned by SHD, was $2,219,000) as compared to a net profit of $2,233,000 for the three months ended November 30, 1996 (of which the Company's share was $1,494,000).

     The Company's consolidated net income for the six months ended November 30, 1997 was $4,796,000 compared to $6,298,000 for the six months ended November 30, 1996. For the six months ended November 30, 1997, Sherwood Securities and NDB had a net income of $915,000 and $1,450,000, respectively, compared to net income of $5,130,000 and $231,000 for the six months ended November 30, 1996, respectively. Equitrade had a net profit of $6,881,000 for the six months ended November 30, 1997 (of which the Company's share, inclusive of that earned by SHD, was $3,731,000) as compared to a net profit of $2,633,000 for the six months ended November 30, 1996 (of which the Company's share was $1,880,000).

     Total revenue for the Company increased by approximately $1,896,000, or 5%, for the three months ended November 30, 1997, and decreased $358,000, or 1%, for the six months ended November 30, 1997 as compared with the previous year's respective periods. The reasons for the variances in revenues are set forth below.

     Revenue from firm securities transactions decreased $585,000, or 2%, and $6,342,000, or 11%, for the three and six month periods ended November 30, 1997, respectively, as compared with the previous year. Revenues from firm securities transactions at Sherwood Securities decreased approximately $3,298,000, or 13%, and $10,975,000, or 20%, for the three and six month periods ended November 30, 1997, respectively, when compared to the prior year, even though Sherwood Securities' overall ticket volume increased approximately 55% and 36% for the same periods as trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, such as limit order protection, have resulted in an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, the new limit order display rules, increased volatility in the marketplace and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per


                                (9)

ticket. These changes are having an adverse impact on Sherwood Securities' trading profits. Substantially offsetting the decreases in trading profits at Sherwood Securities was an increase in revenues from securities transactions at Equitrade, for the three and six months ended November 30, 1997, of approximately $2,711,000, or 316%, and $4,632,000, or 2,693%, respectively.

     The Company's commission income, primarily generated by NDB, increased by $1,534,000, or 19%, and $3,541,000, or 22%, respectively, for the three and six months ended November 30, 1997, when compared with the prior year. The increases are due largely to the fact that NDB's average daily ticket count increased from approximately 4,540 to 6,470 tickets per day, an increase of 43%, for the three months ended November 30, 1997 and from approximately 4,460 to 6,150 tickets per day, an increase of 38%, for the six months ended November 30, 1997 when compared with the previous year. The increase in commission income does not correspond directly to the increase in NDB's ticket count as the mix of NDB's trades has trended more toward electronic trading (i.e.-IVR telephone and Internet trading), on which the commission charged is lower than for trades executed by a live sales representative.

     Floor brokerage income increased by approximately $695,000, or 20%, and $2,035,000, or 32%, respectively, for the three and six months ended November 30, 1997, when compared to the prior year. The increases were the result of increases in both the volume of Equitrade's transactions and an increase in the number of stocks in which Equitrade is a specialist. The increase from 98 stocks at November 30, 1996 to 152 stocks at November 30, 1997 was due principally to the acquisition, on May 2, 1997, of SHD Corporation, which added 54 stocks to Equitrade's specialist list.

     For the three and six months ended November 30, 1996, the principal portion of equity loss in partnerships was an equity loss from the Company's 49% limited partnership interest it held in the Anvil Joint Venture. For the three and six months ended November 30, 1997, Anvil's results were consolidated with those of the Company until Anvil was sold on September 5, 1997.

     Interest income decreased by approximately $39,000, or 2%, and $134,000, or 3%, for the three and six months ended November 30, 1997, respectively, as compared to the previous year. The decrease is primarily due to the availability of lesser amounts of cash for investment. Since November 30, 1996, the Company has used approximately $24,000,000 for capital expenditures, including $4,800,000 for four NYSE seats. A significant rise in NDB's customer debit and credit balances held with the Company's clearing broker led to an increase in interest earned from that source and substantially offset the decline in interest income as described above.

     Fee income increased by $116,000, or 18%, and $448,000, or 41%, for the three and six months ended November 30, 1997, respectively, as compared to the prior year. The increases are principally due to higher 12b-1 fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year, as well as the negotiated rates used to calculate the fees rebated thereon.

     Total expenses for the three months ended November 30, 1997 increased approximately $2,437,000, or 7%, from $34,749,000 in 1996 to $37,186,000 in
1997. Total expenses for the six months ended November 30, 1997 increased approximately $95,000, or less than 1%, from $71,704,000 in 1996 to $71,800,000 in 1997. The reasons for the net increases in expenses are set forth below.

     Compensation and benefits increased $38,000, or less than 1%, and decreased $2,244,000, or 8%, for the three and six month periods ended November 30, 1997, respectively, compared with the prior year. The decrease is due primarily to lower commissions paid to Sherwood Securities' traders because of the decrease in trading profits for that subsidiary, and the resulting reduction in accruals for executive bonuses based on profitability computations.

     Clearing and related charges increased by approximately $1,363,000, or 10%, and $839,000, or 3%, for the three and six month periods ended November 30, 1997, respectively, as compared to the prior year. The increases are due principally to increased clearance charges at NDB. The rise in NDB's ticket count offset a reduced rate of clearance per ticket that was negotiated with
NDB's clearing agent during the quarter ended November 30, 1997. Also contributing to the overall increase in clearing and related charges were higher execution fees paid by Sherwood Securities, as a result of a rise in ticket count. Partially offsetting these increases were lower correspondence fees being paid by Sherwood Securities based on the overall size and type of the order flow received and decreased clearance charges for Sherwood Securities (despite the rise in ticket count) based on the decreased rate of clearance charges negotiated during May 1997.


                                  (10)


     Communications expense, which includes quotations, decreased by approximately $159,000, or 6%, and $498,000, or 9%, for the three and six months ended November 30, 1997, respectively, as compared to the previous year. The declines are mainly due to the upgrade of the Powerbrokersm IVR System and development of an in-house quote server at NDB.

     Depreciation and amortization increased by approximately $927,000, or 88%, and $1,763,000, or 87%, for the three and six months ended November 30, 1997, respectively, as compared to the prior year. These increases can be attributed to depreciation and amortization incurred on fixed asset, leasehold improvement, computer software and intangible asset additions by the Company aggregating approximately $19,000,000 during the period from December 1996 through November 1997 primarily in conjunction with the upgrade of NDB's infrastructure and the purchase of a NYSE specialist unit.

     Occupancy and equipment rental expenses decreased $72,000, or 10%, and $138,000, or 10%, for the three and six month periods ended November 30, 1997, as compared to the prior year. The declines are due to a decrease for NDB which, last year, incurred rent concurrently on two main office locations as it awaited the move of its new headquarters to 7 Hanover Square in New York City.

     Other expenses increased by approximately $234,000, or 8%, and $123,000, or 2%, for the three and six months ended November 30, 1997, respectively, as compared to the prior year. The recent upgrade of NDB's technological infrastructure has led to increased expenses for service contracts. Also affecting other expenses is an increase in NDB customer accommodations and bad debt expense related to trade executions. Finally, soft dollar research expenses from Anvil are included in other expenses as Anvil's results for the current year have been consolidated while in the prior year, they were accounted for on the equity basis. Offsetting the aforementioned increases to other expenses is a decrease in legal fees and other professional fees.

     Interest expense increased by approximately $107,000, or 173%, and $250,000, or 187%, for the three and six months ended November 30, 1997, respectively, as compared to the previous year. During the three and six months ended November 30, 1997, Sherwood Securities incurred interest charges on the remaining unpaid balance of approximately $4,600,000 owed in connection with its settlement agreement, as amended, in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation. In addition, the Company incurred interest expense on short-term borrowings made in connection with its trading activities.

     Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company and its subsidiary, SHD, during the three and six months ended November 30, 1997 and 1996, respectively.

     The Company's effective tax rate increased from approximately 41% for the three months ended November 30, 1996 to approximately 44% for the three months ended November 30, 1997 and decreased from approximately 46% for the six months ended November 30, 1996 to approximately 45% for the six months ended November 30, 1997.

    For the three months ended November 30, 1997, deferred tax benefit of approximately $15,000, and for the six months ended November 30, 1997, deferred tax expense of approximately $91,000, included in income tax expense, relate to the future taxability of certain temporary book to tax basis differences. In conjunction with the deferred tax asset the Company has recorded, the Company has booked a valuation allowance of approximately $252,000 due to management's judgment of the likelihood of realization of the deferred tax asset.


Liquidity

     The Company's tangible assets are highly liquid with more than 66% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally generated funds. In addition, at November 30, 1997, margin account borrowings of approximately $145,000,000 were available to the Company from its clearing brokers.

     The  Company's  broker-dealer  entities,   Sherwood  Securities,   NDB  and
Equitrade, are subject to SEC's minimum net capital requirement, which is designed to measure the general financial soundness and liquidity of broker-dealers. On

                                 (11)

July 10, 1997, SHD filed its notice of withdrawal from registration as a broker-dealer with the SEC. As such, SHD is no longer required to compute net capital. As of November 30, 1997, Sherwood Securities, NDB and Equitrade had approximately $20,989,000, $4,392,000 and $30,984,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's, and Equitrade's businesses which are more severe than those imposed on most other businesses.

     From time to time, the Company has borrowed funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. Management has found an alternative to meeting these funding requirements. See "Subsequent Events", below.

     Cash flows from operations will vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned into cash is determined by the depth of the market and the size of the Company's security positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on Sherwood Securities, NDB and Equitrade, which directly affects the amount of funds available for operating, investing and financing activities.

     The Company anticipates that it will spend an additional $900,000 over the next three months for its subsidiaries' ongoing technological infrastructure upgrades and intends to finance these upgrades with internally generated funds.

     The operations of the Company's American Stock Exchange Specialist book continue to be funded by the income generated by the book.

     Cash flows from the Company's investment activities are directly related to market conditions.

     During the three and six months ended November 30, 1997, the Company did not repurchase any additional shares in connection with its December 1992 plan to buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 1997, 1,351,482 shares had been reacquired under this plan. The source of funds for these purchases was internally generated.


Subsequent Events

     On December 5, 1997, the Company entered into an agreement with IAT Reinsurance Syndicate Ltd. ("IAT"), a Bermuda corporation, for the sale of 1,500,000 shares of the Company's common stock at $12.875 per share. IAT, an entity controlled by investor Peter Kellogg, will receive shares from the Company's treasury stock. The transaction, which is expected to close no later than February 1998 and which is subject to review under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, increases Mr. Kellogg's beneficial ownership of the Company's common stock from approximately 8% to 17.8%. The proceeds of approximately $19,300,000 from the transaction, which were received by the Company on December 8, 1997 and are expected to be used for general corporate purposes and marketing activities to support the expansion of NDB. While management of the Company believes the transaction will close as scheduled, there can be no assurance that the transaction will be consummated. If the transaction does not close, the Company must return the funds it has received from IAT.


     Effective December 15, 1997, the Company changed its name to National Discount Brokers Group, Inc. as part of a strategic initiative to focus on its NDB subsidiary. The name change will leverage NDB's core competencies in Internet trading and financial services, as well as help fuel its expansion in Internet commerce. The Company's ticker symbol on the NYSE also changed, from "SHD" to "NDB", effective December 22, 1997.


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



                                   (12)


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


New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), for periods ending after December 15, 1997. Statement 128 replaces the current standard used to calculate primary earnings per share, Accounting Principles Board Opinion No. 15 ("APB 15"). Statement 128 requires a calculation of basic earnings per share, as well as a dual presentation of basic and diluted earnings per share on the face of the statement of income. Basic earnings per share differs from primary earnings per share under APB 15 in that dilution for common stock equivalents is excluded. Basic earnings per share under Statement 128, for the three and six months ended November 30, 1997 would not have been materially different than primary earnings per share under APB 15.


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



PART II - OTHER INFORMATION

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company amended its Restated Certificate of Incorporation to eliminate Class A Common Stock and to reduce the number of shares of capital stock from 101,000,000 shares to 51,000,000 shares consisting of 1,000,000 shares of preferred stock and 50,000,000 shares of common stock.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company held an Annual Meeting of its Stockholders on October 21, 1997.

          (b) (i) The following persons were elected directors for a term of three years:

                                                                              Votes          Votes
                                                                               For         Withheld

                               Dennis Marino                                   9,004,871       45,510
                               James H. Lynch, Jr.                             9,004,871       45,510
                               Stephen J. DiLascio                             9,001,871       48,510

                 The following persons continued as directors:
                 Arthur Kontos, Richard J. Marino, Ralph N. Del Deo, Carl H. Hewitt, John P. Duffy and Thomas Neumann.


                                    (13)

                 (ii) The shareholders ratified an amendment to The Company's Restated Certificate of Incorporation to decrease the number of authorized shares of the Company's capital stock from 101,000,000 to 51,000,000 shares and to eliminate provisions related to Class A Common Stock. The following was the shareholder vote on this matter:

                              For:                                        8,995,756
                              Against:                                       46,900
                              Withheld:                                       7,725
                              Broker Non-Vote:                                    0


                  (iii) The shareholders ratified an amendment of The Sherwood Group, Inc. 1995 Stock Option Plan to increase the number of shares subject to the Plan from 767,200 to 1,187,200 and expand the types of persons who would qualify for benefits under the Plan. The following was the shareholder vote on this matter:

                              For:                                        8,602,430
                              Against:                                      426,276
                              Withheld:                                      21,675
                              Broker Non-Vote:                                    0

            (iv) The shareholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending May 31, 1998. The following was the shareholder vote on this matter:

                              For:                                        9,006,891
                              Against:                                       39,360
                              Withheld:                                       4,130
                              Broker Non-Vote:                                    0

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
     Exhibit 3.1 - Amendment to the Company's Restated Certificate of Incorporation. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement of Form S-8, file number 333-41819 filed on December 9, 1997.

     Exhibit 3.2 - Amendment to Restated Certificate of Incorporation, as amended. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated November 12, 1997.

     Exhibit 3.3 - Restated Certificate of Incorporation, as amended.

     Exhibit 3.4 - Amendment to the Company's By-laws.

     Exhibit 3.5 - By laws of the Company, as amended. Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, file number 333-41819 filed on December 9, 1997.

     Exhibit 10.1 - Resolution of the Board of Directors of the Company terminating The Sherwood Group, Inc. 1996 Executive Incentive Award Plan

     Exhibit 10.2 - The Sherwood Group, Inc. 1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, file number 333-41819 filed on December 9, 1997.

     Exhibit 11 - Computation of Net Income Per Common Share

     Exhibit 27 - Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the quarter ended November 30, 1997.

                                (14)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           National Discount Brokers Group, Inc.

                                      ------------------------------------------

      Date: January 12, 1998               By: Dennis Marino
     -------------------------        ------------------------------------------
                                           Dennis Marino
                                           Executive Vice President
                                           and Chief Administrative
                                           Officer


      Date: January 12, 1998               By: Denise Isaac
      ------------------------         -----------------------------------------
                                           Denise Isaac
                                           Chief Financial Officer and
                                           Principal Accounting Officer


































                                      (15)


                                                                    EXHIBIT 3.3

            RESTATED CERTIFICATE OF INCORPORATION, AS AMENDED
                                       OF
                     NATIONAL DISCOUNT BROKERS GROUP, INC.

                  It is hereby certified that

                           1. The name of the Corporation is NATIONAL DISCOUNT
                  BROKERS GROUP, INC. (hereinafter referred to as the "Corporation").

                           2. The address of its registered  office in the State
                  of Delaware is 229 South State Street, in the city of Dover, County of Kent, 19901. The name of its registered agent at such address is Prentice Hall Corporate Services.

                           3. The  nature  of the  business  or  purposes  to be
                  conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

                           4. The total number of shares of all classes of stock
                  that  the  Corporation   shall  have  authority  to  issue  is
                  51,000,000, of which 1,000,000 shares shall be Preferred Stock, par value $.01 per share, ("Preferred Stock") and of which 50,000,000 shares shall be Common Stock, par value $.01 per share ("Common Stock"), and the voting powers, designations, preferences and relative, participating, optional or other special qualifications, limitations or restrictions thereof are set forth hereinafter:

                                    1.      Preferred Stock

                                            (a)  The  Preferred   Stock  may  be
                           issued in one or more series, each of which shall be distinctively designated, shall rank equally and shall be identical in all respects except as otherwise provided in subsection 1(b) of this Section 4.

                                            (b)  Authority  is hereby  vested in
                           the Board of Directors to issue from time to time the Preferred Stock of any series and to state in the resolution or resolutions providing for the issuance of shares of any series the voting powers, if any, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of such series to the full extent now or hereafter permitted by the law of the State of Delaware in respect of the matters set forth in the following clauses (1) to (viii) inclusive;

                                               (i)   The number of shares to
                           constitute such series, and the distinctive designations thereof;

                                               (ii)  the voting powers, full or
                           limited, if any, of such series;


                                               (iii) the rate of dividends
                           payable on shares of such series, the conditions on which and the times when such dividends are payable, the preference to, or the relation to, the payment of the dividends payable on any other class, classes or series of stock, whether cumulative or non-cumulative and, if cumulative, the date form which dividends on shares of such series shall be cumulative;

                                               (iv) the redemption price or
                           prices, if any, and the terms and conditions on which shares of such series shall be redeemable;

                                                (v) the requirement of any
                           sinking fund or funds to be applied to the purchase or redemption of shares of such series and, if so, the amount of such fund or funds and the manner of application;

                                                (vi) the rights of shares of
                           such series upon the liquidation, dissolution or winding up of, or upon any distribution of the asset of, the Corporation;

                                                (vii) the rights, if any, of the
                           holders of shares of such series to convert such shares into, or to exchange such shares for, shares of any other class, classes or series of stock and the price or prices or the rates of exchange and the adjustments at which such shares shall be convertible or exchangeable, and any other terms and conditions of such conversion or exchange;

                                                 (viii) any other preferences
                           and relative, participating,
                           optional or other special rights of shares of such series, and qualifications, limitations or restrictions including, without limitation, any restriction on an increase in the number of shares of any series theretofore authorized and any qualifications, limitations or restrictions of rights or powers to which shares of any future series shall be subject.

                                            (c) The number of authorized  shares
                           of Preferred Stock may be increased or decreased by the affirmative vote of the holders of a majority of the votes of all classes of voting securities of the Corporation without a class vote of the Preferred Stock, or any series thereof, except as otherwise provided in the resolution or resolutions fixing the voting rights of any series of the Preferred Stock.



                                    2.      Common Stock

                                            At every meeting of the stockholders
                           of the Corporation (or with respect to any action by written consent in lieu of a meeting of stockholders), each share of Common Stock shall be entitled to one (1) vote (whether voted in person by the holder thereof or by proxy) on all matters which may lawfully be submitted to a vote of stockholders (except to the extent otherwise required by law).

                                            At the time at which  this  Restated
                           Certificate of Incorporation becomes effective, the par value of each share of Common Stock, par value $.10 per share, issued and outstanding as at such time, shall be reduced to $.01 per share.

                           5. The Corporation is to have perpetual existence.

                           6. In furtherance and not in limitation of the powers
                  conferred by statute, the board of directors is expressly authorized:

                                    To make,  alter or repeal the by-laws of the
                  corporation.

                                     To  authorize  and  cause  to  be  executed
                           mortgages and liens upon the real and personal property of the corporation.

                                    To set  apart out of any of the funds of the
                           corporation available for dividends a reserve or reserves for any proper purpose and to abolish any such reserve in the manner in which it was created.

                                    By  a  majority  of  the  whole  board,   to
                           designate one or more committees, each committee to consist of two or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution or in the by-laws of the corporation, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it; provided, however, the by-laws may provide that in the absence or disqualification of any member or members thereof the members or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member.

                                    When authorized by the  affirmative  vote of
                           the holders of majority of the stock issued and outstanding having voting power given at a stockholders' meeting duly called upon such notice as is required by statute, or when authorized by the written consent of the holders of a majority of the voting stock issued and outstanding, to sell, lease or exchange all or substantially all of the property and assets of the corporation, including its good will and its corporate franchises, upon such terms and conditions and for such consideration, which may consist in whole or in part of money or property including shares of stock in, and/or other securities of, any other corporation or corporations, as its board of directors shall deem expedient and for the best interests of the corporation.

                           7.               (a)  No person serving as a director
                                    of the Corporation shall be liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, provided that this provision shall not eliminate or limit the liability of a director (1) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or
                                    (iv) for any transaction from which the
                                    director derived an improper personal
                                    benefit.

                                            (b)   (i)  The   corporation   shall
                                    indemnify,  subject to the  requirements  of
                                    subsection   (iii)  of  this  Section,   any
                                    person,    or   his    heirs    and    legal
                                    representatives, who was or is a party or is
                                    threatened   to  be  made  a  party  of  any
                                    threatened,  pending  or  completed  action,
                                    suit or proceeding, whether civil, criminal,
                                    administrative or  investigative,  by reason
                                    of the  fact  that he is or was a  director,
                                    officer,   employee   or  agent  of  another
                                    corporation,   partnership,   joint  venture
                                    trust or other enterprise,  against expenses
                                    (including   attorneys'  fees),   judgments,
                                    fines  and   amounts   paid  in   settlement
                                    actually and  reasonably  incurred by him in
                                    connection   with  such   action,   suit  or
                                    proceeding  if he acted in good faith and in
                                    a manner he reasonably  believed to be in or
                                    not  opposed  to the best  interests  of the
                                    Corporation   and,   with   respect  to  any
                                    criminal   action  or  proceeding,   had  no
                                    reasonable  cause to believe his conduct was
                                    unlawful; except that, as to any threatened,
                                    pending or completed action or suit by or in
                                    the   right   of   the   Corporation,   such
                                    indemnification shall be limited to expenses
                                    (including attorneys' fees) actually and reasonably incurred in connection with the defense or settlement of the case, and in respect of any such claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation, shall not be made without court approval.

                                            (ii) To the extent  that a director,
                                    officer,    employee   or   agent   of   the
                                    corporation   shall  be  successful  on  the
                                    merits  or   otherwise  in  defense  of  any
                                    action,  suit or  proceeding  referred to in
                                    subsection  (a)  of  this  Section,   or  in
                                    defense  of  any  claim,   issue  or  matter
                                    therein, the Corporation shall indemnify him against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

                                            (iii)  Any   indemnification   under
                                    subsection  (i)  of  this  Section   (unless
                                    ordered  by a  court)  shall  be made by the
                                    Corporation   only  as   authorized  in  the
                                    specific case upon a determination that the director, officer, employee or agent has met the applicable standard of conduct set forth in subsection (a) of this Section. Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, of (2) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders.

                                            (iv) The  Corporation  shall  pay in
                                    advance of the final  disposition of a civil
                                    or  criminal  action,   suit  or  proceeding
                                    expenses  incurred by a  director,  officer,
                                    employee or agent in defending  such action,
                                    suit  or  proceeding   upon  receipt  of  an
                                    undertaking by or on behalf of the director,
                                    officer,  employee  or agent  to repay  such
                                    amount if it shall  ultimately be determined
                                    that he is not entitled to be indemnified by
                                    the   Corporation   as  authorized  in  this
                                    Section.

                                            (v) The indemnification  provided by
                                    this Section shall not limit the Corporation
                                    from  providing  any  other  indemnification
                                    permitted  by law  nor  shall  it be  deemed
                                    exclusive of any other rights to which those
                                    indemnified   may  be  entitled   under  any
                                    by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director or officer, and shall inure to the benefit of the heirs, executors and administrators of such a person.

                           8.       (a)   Except as otherwise expressly provided
                                in paragraph c of this Section B:

                                            (i) any merger or consolidation of
                 the Corporation of any Subsidiary (as hereinafter defined) with or into any Major Stockholder (as hereinafter defined), or

                                            (ii) any sale, lease, exchange,
                 mortgage, pledge, transfer or other disposition to or with any Major Stockholder of all or substantially all of the assets of the Corporation, or

                                            (iii) the adoption of any plan or
                 proposal for the liquidation or dissolution of the Corporation;

                 shall require the affirmative vote ofd the holders of at least eighty percent (80%) of the votes entitled to be cast by the holders of the outstanding Class A Stock and Common Stock of the Corporation voting together as one class ("Voting
                 Shares"). Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that some lesser percentage may be specified, by law or otherwise.

                                    (b) For the  purposes of this Section 8, (i)
                  "Major Stockholder" shall mean any individual, firm, corporation (other than the Corporation) or other entity which, as of the record date for the determination of stockholders entitled to notice of and to vote on any of the transactions described in clauses (i) through (iii) of paragraph (a) of this Section 8, or immediately prior to the consummation of any such transaction, is the beneficial owner of 10% or more of the votes represented by the Voting Shares;
                  (ii) an individual, firm, corporation or other entity shall be deemed to be the beneficial owner of any Voting Shares (x) which it has the right to acquire pursuant to any agreement, or upon the exercise of conversion rights, warrants, or options, or otherwise, or (y) which are beneficially owned, directly or indirectly [including shares deemed owned through the application of clause (a) above], by it or any "affiliate" or "associate" (as those terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities and Exchange Act of 1934) of it, or by any other individual, firm, corporation or other entity with which it or any "affiliate" or "associate" (as defined above) of it has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of capital stock of the Corporation; (iii) the outstanding Voting Shares shall include shares deemed owned by a Major Stockholder (or an individual, firm, corporation or other entity deemed a Major Stockholder) through the application of clauses (x) and (y) of clause (ii) above but shall not include any other Voting Shares which may be issuable by the Corporation to any other individual, firm, corporation or other entity pursuant to any agreement, or upon exercise of conversion rights, warrants, or options, or otherwise; and (iv) "Subsidiary" shall mean any corporation of which a majority of any class of "equity security" (as defined in Rule 3all-1 of the General Rules and Regulations under the Securities Exchange Act of 1934) is owned, directly or indirectly, by the Corporation.

                                    (c) The  provisions  of this Section 8 shall
                  not apply to any transaction described in clauses (i) or (ii) of paragraph (a) of this Section 8 (i) if the Corporation is then, and at all times throughout the preceding twelve months has been, directly or indirectly, the beneficial owner of a majority of each class of the outstanding "equity securities" (as defined above) of the Major Stockholder which is a party to such transaction, (ii) if the Board of Directors of the Corporation shall by resolution have approved a memorandum of understanding with the Major Stockholder which is a party to such transaction, consistent in material terms with such transaction, prior to the time such Major Stockholder shall have become a beneficial owner of 10% or more of the votes represented by the Voting Shares, or (iii) if such transaction is approved by a resolution adopted prior to the consummation of such transaction by the affirmative vote of 70% of the whole Board of Directors of the Corporation (the "whole Board" being a number of directors which the Corporation would have if there were no vacancies), provided that a majority of the members of the Board of Directors voting for the approval of such transaction were duly elected and acting members of the Board of Directors prior to the later of (a) the date that such Major Stockholder first became a beneficial owner of 10% or more of the votes represented by the Voting Shares or (b) January 1, 1987 or such majority were the designees or nominees of such members of the Board of Directors.

                                    (d)  Notwithstanding any other provisions of
                  the Certificate of Incorporation or the By-Laws of the Corporation (and notwithstanding the fact that some lesser percentage may be specified by law, the Certificate of Incorporation or the By-Laws of the Corporation), any amendment, alteration, change or repeal of this Section 8 of the Certificate of Incorporation shall require the affirmative vote of the holders of at least eighty percent (80% of the votes represented by the Voting Shares.

                           9. Whenever a compromise or  arrangement  is proposed
                  between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or any creditor or stockholder thereof, or on the application o f any receiver or receivers appointed for this Corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or any receiver or receivers appointed for this Corporation under the provisions of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

                           10. (a) Commending with the first meeting of shareholder at which directors are to be elected following the effective date of this Restated Certificate of Incorporation, the directors of the Corporation shall be classified with respect to the time for which they shall severally hold office by dividing them into three (3) classes, each class to be as nearly equal in number as possible, which classes shall be designated as Class 1, Class 2 and Class 3. Subject to the provisions hereof, the number of directors in each class shall from time to time be designated by the Board of Directors of the Corporation. The Class 1 directors shall be elected initially for a term of one year which term shall expire at the first Annual Meeting of Shareholders following the classification of the Board of Directors, the Class 2 directors shall be elected initially for a term of two years which term shall expire at the Annual Meeting of Shareholders following the classification of the Board of Directors, and the Class 3 directors shall be elected initially for a term of three (3) years which term shall expire at the third Annual Meeting of Shareholders to be held following the classification of the Board of Directors. At each Annual Meeting, commencing with the first Annual Meeting to be held following the classification of the Board of Directors, the successors to the class shall be elected to hold office for a term of three years so that the term of office of one class of directors shall expire each year.

                                    (b)  Notwithstanding any other provisions of
                  the Certificate of Incorporation or the By-Laws of the Corporation (and notwithstanding the fact that some lesser percentage may be specified by law, the Certificate of Incorporation or the By-Laws of the Corporation), any amendment, alteration, change or repeal of this Section 10 of the Certificate of Incorporation shall require the affirmative vote of the holders of at least eighty percent (80%) of the votes represented by the Voting Shares.

                           11. Meeting of stockholders may be held within or without the State of Delaware, as the By-laws may provide. The books of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-laws of the Corporation. Elections of directors need not be by written ballot, unless the By-Laws of the Corporation shall so provide.

                           12. The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Restated Certificate of Incorporation, in the manner now, or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

                            CERTIFICATE OF AMENDMENT
                                       TO
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                            THE SHERWOOD GROUP, INC.

         The Sherwood Group, Inc., a corporation organized and existing under and by virtue of Section 242 of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

         1. By Unanimous Written Consent dated August 19, 1997, resolutions were duly adopted by the Board of Directors of the Corporation setting forth a proposed amendment of the Restated Certificate of Incorporation of the Corporation filed on February 4, 1987 with the Delaware Department of State (the "Certificate"), declaring said amendment to be advisable and calling a meeting of the stockholders of the Corporation for consideration thereof pursuant to
Section 222 of the General Corporation Law of the State of Delaware.

         2. At an annual meeting of the stockholders of the Corporation held on October 21, 1997, resolutions to amend the Certificate were proposed and duly adopted by a sufficient number of shares entitled to vote as required by Delaware law. The resolution setting forth the proposed amendment is as follows:

         "RESOLVED, that the Corporation's Certificate of Incorporation shall be amended as follows:

         Article 4 is amended and restated in its entirety as follows:

                  "4. The total number of shares of all classes of stock that the Corporation shall have authority to issue is 51,000,000, of which 1,000,000 shares shall be Preferred Stock, par value $.01 per share ("Preferred Stock") and of which 50,000,000 shares shall be Common Stock, par value $.01 per share ("Common Stock"), and the voting powers, designations, preferences and relative, participating, optional or other special qualifications, limitations or restrictions thereof are set forth hereinafter:

         1.       Preferred Stock

                  (a) The Preferred Stock may be issued in one or more series, each of which shall be distinctively designated, shall rank equally and shall be identical in all respects except as otherwise provided in subsection 1(b) of this Section 4.

                  (b) Authority is hereby vested in the Board of Directors to issue from time to time the Preferred Stock of any series and to state in the resolution or resolutions providing for the issuance of shares of any series the voting powers, if any, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of such series to the full extent now or hereafter permitted by the law of the State of Delaware in respect of the matters set forth in the following clauses (i) to (viii) inclusive;

                           (i) the number of shares to constitute such series, and the distinctive designations thereof;

                           (ii) the voting powers, full or limited, if any, of such series;

                           (iii) the rate of dividends payable on shares of such series, the conditions on which and the times when such dividends are payable, the preference to, or the relation to, the payment of the dividends payable on any other class, classes or series of stock, whether cumulative or non-cumulative and, if cumulative, the date from which dividends on shares of such series shall be cumulative;

                           (iv) the redemption price or prices,  if any, and the
         terms  and   conditions  on  which  shares  of  such  series  shall  be redeemable;

                           (v) the requirement of any sinking fund or funds to be applied to the purchase or redemption of shares of such series and, if so, the amount of such fund or funds and the manner of application;

                           (vi) the rights of shares of such series upon the liquidation, dissolution or winding up of, or upon any distribution of the assets of, the Corporation;

                           (vii) the rights, if any, of the holders of shares of such series to convert such shares into, or to exchange such shares for, shares of any other class, classes or series of stock and the price or prices or the rates of exchange and the adjustments at which such shares shall be convertible or exchangeable, and any other terms and conditions of such conversion or exchange;

                           (viii) any other preferences and relative, participating, optional or other special rights of shares of such series, and qualifications, limitations or restrictions including, without limitation, any restriction on an increase in the number of shares of any series theretofore authorized and any qualifications, limitations or restrictions of rights or powers to which shares of any future series shall be subject.

                  (c) The number of authorized shares of Preferred Stock may be increased or decreased by the affirmative vote of the holders of a majority of the votes of all classes of voting securities of the Corporation without a class vote of the Preferred Stock, or any series thereof, except as otherwise provided in the resolution or resolutions fixing the voting rights of any series of the Preferred Stock.

         2.       Common Stock
                  At every meeting of the stockholders of the Corporation (or with respect to any action by written consent in lieu of a meeting of stockholders), each share of Common Stock shall be entitled to one (1) vote (whether voted in person by the holder thereof or by proxy) on all matters which may lawfully be submitted to a vote of stockholders (except to the extent otherwise required by law).


         At the time at which this Restated Certificate of Incorporation becomes effective, the par value of each share of Common Stock, par value $.10 per share, issued and outstanding as at such time, shall be reduced to $.01 per share."


         3.       The  following   votes  were  cast  in  connection   with  the
                  aforementioned amendment: 10,077,542 votes in favor 46,900 votes against 7,725 votes abstained

         4. The amendment was duly adopted in accordance  with the provisions of
Section 242 of the General Corporation Law of the State of Delaware.


         IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by Arthur Kontos, its President, this 21st day of October, 1997.


                                                      THE SHERWOOD GROUP, INC.


                                                      /s/  Arthur Kontos
                                                      ------------------
                                                      Arthur Kontos
                                                      President and Chief
                                                      Executive Officer

ATTEST:


      /s/  Laura Singer
---------------------------------
Laura Singer, Assistant Secretary





                                                                   EXHIBIT 3.4
                        Unanimous Written Consent of the
                              Board of Directors of
                            The Sherwood Group, Inc.


     WHEREAS, the Board of Directors of The Sherwood Group, Inc. (the "Corporation") desires to amend the By-Laws of the Corporation (the "By-Laws") to clarify that the Chairman of the Board of Directors is not an officer of the Corporation;

     NOW THEREFORE, the undersigned, being all the directors of the Corporation, do hereby consent to the adoption of the following resolutions pursuant to Section 141(f) of the General Corporation Law of the State of Delaware, without the formality of convening a meeting:

     RESOLVED, that the By-Laws shall be amended to add the following as Section 11 of Article III of the By-Laws:

                  "Section 11. The chairman of the board shall be a member of the board and shall be selected by a majority vote or unanimous written consent of the members of the board. He shall perform such duties as may from time to time be assigned to him by the board."

         RESOLVED, that the first sentence of Article V, Section 1 of the By-Laws shall be deleted and the following shall be substituted therefor:

                  "Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a president, a vice-president, a secretary and a treasurer."

         RESOLVED, that Article V, Section 2 of the By-Laws shall be deleted and the following shall be substituted therefor:

                  "Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, one or more vice-presidents, a secretary and a treasurer."

         RESOLVED, that the proper officers of the Company be, and each of them hereby is, authorized and empowered, in the name and on behalf of the Company, to execute all such further documents, and to take all such further action, as any such officer may deem necessary, proper, convenient or desirable and approve in order to carry out each of the foregoing resolutions and to fully effectuate the purposes and intents thereof.

         IN WITNESS WHEREOF, the undersigned have executed this written consent effective as of the ____ day of December, 1997.


--------------------------------              ----------------------------------
Arthur Kontos, Director                        Carl Hewitt, Director


--------------------------------              ----------------------------------
James H. Lynch, Jr. Director                   Dennis Marino, Director


--------------------------------              ----------------------------------
Richard J. Marino, Director                    Thomas Neumann, Director


--------------------------------              ----------------------------------
Ralph Del Deo, Director                        Stephen J. DiLascio, Director


--------------------------------
John Duffy, Director




                                                                   EXHIBIT 10.1
                        Unanimous Written Consent of the
                 Board of Directors of The Sherwood Group, Inc.
                       ----------------------------------


         The undersigned, being all the directors of The Sherwood Group, Inc. (the "Corporation"), do hereby consent to the adoption of the following resolutions pursuant to Section 141 (f) of the General Corporation Law of the State of Delaware as of October 9, 1997:

         RESOLVED, that Article 1 of the Corporation's Restated Certificate of Incorporation, as amended to date, be amended to read as follows:

                 "1. The name of the corporation is NATIONAL DISCOUNT BROKERS GROUP, INC. (hereinafter referred to as the "Corporation").";

         FURTHER RESOLVED, that the proposed amendment to the Corporation's Restated Certificate of Incorporation, as amended, in the form presented above is approved and that such amendment be submitted to the stockholders of the Corporation with the recommendation of the Board of Directors that the stockholders give their consent authorizing such amendment;

         FURTHER RESOLVED, that the Board of Directors hereby calls a Special Meeting of Stockholders of the Corporation to be held on December 12, 1997 at 4:00 p.m. at 10 Exchange Place Centre, Jersey City, New Jersey;

         FURTHER RESOLVED, that the Board of Directors solicit the proxies of the stockholders of the Corporation for approval of the Amendment to the Corporation's Restated Certificate of Incorporation, as amended, and Dennis Marino and Thomas Neumann are appointed proxies;

         FURTHER RESOLVED, that the Board of Directors hereby fixes the close of business on November 11, 1997 as the record date for determination of stockholders of the Corporation entitled to vote at the Special Meeting;

         FURTHER RESOLVED, that a proxy statement (the "Proxy Statement") and any amendments thereto, and proxy cards and related material be prepared pursuant to the Securities Exchange Act of 1934, as amended, and that the officers of the Corporation be, and they hereby are, authorized and empowered to execute the Proxy Statement and related proxy material in the name of and on behalf of the Corporation and to file such Proxy Statement, together with appropriate exhibits and materials, with the United States Securities and Exchange Commission;

         FURTHER RESOLVED, that the officers of the Corporation be, and they hereby are, authorized and empowered to execute and deliver the Proxy Statement together with appropriate exhibits and materials to the stockholders of the Corporation;

         FURTHER RESOLVED, that the officers of the Corporation be, and they hereby are, authorized and empowered to execute and deliver all additional certificates and other instruments as they deem appropriate and to do and perform such other acts as said officers shall deem necessary and proper in order to carry into effect the foregoing resolutions;

         FURTHER RESOLVED, that the Corporation pay a cash bonus to Thomas Neumann in the amount of $107,000 as soon as possible;

         FURTHER RESOLVED, that pursuant to Section 7 of The Sherwood Group, Inc. 1996 Executive Incentive Award Plan, the Board hereby terminates the plan effective immediately.


Dated:  October 9, 1997


--------------------------------              ----------------------------------
Arthur Kontos, Director                       Carl Hewitt, Director


--------------------------------              ----------------------------------
James H. Lynch, Director                      Dennis Marino, Director


--------------------------------              --------------------------------
Richard J. Marino, Director                   Thomas Neumann, Director


--------------------------------              ----------------------------------
Ralph Del Deo, Director                       Stephen J. DiLascio, Director


--------------------------------
John Duffy, Director







                                                              EXHIBIT 11
        NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE


                                                                 Three Months Ended November 30,
                                                            ---------------------------------------
                                                                       1997                 1996
                                                            -------------------  ------------------
Common stock and common stock equivalents:
  Average common stock outstanding                                  12,710,468          12,972,734
  Average common stock equivalents
    issuable under stock options                                        82,901              55,775
                                                            -------------------  ------------------

Total average common stock and common stock
  equivalents used for earnings per share computation               12,793,369          13,028,509
                                                            ===================  ==================

Income:
    Net income                                              $        2,087,293   $       3,295,285
                                                            ===================  ==================

Net income per common and common equivalent share (a):
    Net income                                              $            0.16    $            0.25
                                                            ===================  ==================

(a) For presentation purposes, primary and fully diluted are identical.



                                                                  Six Months Ended November 30,
                                                            ---------------------------------------
                                                                       1997                 1996
                                                            -------------------  ------------------
Common stock and common stock equivalents:
  Average common stock outstanding                                  12,702,523          12,995,192
  Average common stock equivalents
    issuable under stock options                                       114,160              44,275
                                                            -------------------  ------------------

Total average common stock and common stock
  equivalents used for earnings per share computation               12,816,683          13,039,467
                                                            ===================  ==================

Income:
    Net income                                              $        4,795,765   $       6,298,326
                                                            ===================  ==================

Net income per common and common equivalent share (a):
    Net income                                              $            0.37    $            0.48
                                                            ===================  ==================

(a) For presentation purposes, primary and fully diluted are identical.
