Form 10-Q
period 1998-02-28
NATIONAL DISCOUNT BROKERS GROUP INC
filed 1998-04-13
CIK 811917

April 13, 1998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: National Discount Brokers Group, Inc.
      Report on Form 10-Q for the Nine Months Ended February 28, 1998

Gentlemen:

Enclosed please find the following material submitted on behalf of National Discount Brokers Group, Inc. ("Company"):

         One complete copy of the Company's report on Form 10-Q for the nine months ended February 28, 1998 including financial statements and exhibits.

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

                        For Quarter Ended February 28, 1998
                                     OR
             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    ----        ----


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 14,226,260                      shares of  Common  Stock,  par  value  $.01 per
                                 share, were outstanding on March 31, 1998.




                   NATIONAL DISCOUNT BROKERS GROUP, INC.
                               AND SUBSIDIARIES

                                   INDEX


                                                                          PAGE

                                                                        --------

Part I - Financial Information

Item 1. - Financial Statements

  Consolidated Statements of Financial Condition -
         February 28, 1998 (Unaudited) and May 31, 1997                    3

  Consolidated Statements of Income (Unaudited) -
         Three Months and Nine Months Ended February 28, 1998 and 1997   4 - 5

  Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended February 28, 1998 and 1997                    6 - 7

  Notes to Consolidated Financial Statements (Unaudited) -
         February 28, 1998                                               8 - 9


Item 2. - Management's Discussion and Analysis of
               Financial Condition and Results of Operations            10 - 14


Part II - Other Information

Item 2. - Changes in Securities and Use of Proceeds                       14

Item 4. - Submission of Matters to a Vote of Security Holders             14

Item 6. - Exhibits and Reports on Form 8-K                                15

Signatures                                                                16






PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                     NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               February 28,
                                                                   1998              May 31,
              ASSETS                                            (Unaudited)            1997
                                                            ------------------  ------------------

Cash                                                        $       1,099,812           3,033,818
Funds segregated for customers                                           -                 29,203
Receivables:
  Brokers and dealers                                              78,773,644          58,047,183
  Other                                                             1,054,714             599,725
Securities owned, at market value                                  60,979,150          45,696,436
Investment securities available for sale, at market value           2,427,600                -
Investment securities not readily marketable, at fair value           834,320             501,320
Investment in partnerships                                             13,484              12,984
Notes receivable                                                    7,523,558             830,589
Furniture, fixtures, equipment, and leasehold improvements - at cost, net of accumulated depreciation and amortization of $10,592,405
  at February 28, 1998 and $7,674,370 at May 31, 1997              17,936,759          20,263,511
Computer software - at cost, net of accumulated amortization of
  $1,085,831 at February 28, 1998 and $929,942 at May 31, 1997      2,716,275           1,853,693
Identified intangible assets, net of accumulated amortization of
   $1,121,706 at February 28, 1998 and $535,853 at May 31, 1997     6,142,104           6,727,958
Exchange memberships (market value $11,120,000 at February 28,
  1998 and $7,957,750 at May 31, 1997)                              7,416,496           7,416,496
U.S. Treasury Obligations, held as collateral                       7,578,699           7,815,254
Subordinated notes receivable                                       3,500,000           3,000,000
Deferred tax asset (net of valuation allowance)                     2,088,366           2,220,472
Other assets                                                        1,600,943           2,112,083
                                                            ------------------  ------------------
                                                            $     201,685,924   $     160,160,725
                                                            ==================  ==================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value       $      38,915,943   $      25,129,290
  Accounts payable and accrued expenses, including
    compensation payable to officers and employees of
    $8,231,456 at February 28, 1998 and $11,831,551
    at May 31, 1997                                                23,588,741          31,734,213
  Secured demand notes payable                                      3,500,000           3,000,000
  Income taxes payable                                              2,852,667             302,501
  Minority interest in Equitrade                                    9,967,473           7,720,236
                                                            ------------------  ------------------
          Total liabilities                                        78,824,824          67,886,240
                                                            ------------------  ------------------

Commitments and contingencies (Note 4)

Stockholders' equity (Note 5):
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                             -                   -
  Class A common stock - $.01 par value; authorized
    50,000,000 shares at May 31, 1997 and none at
    February 28, 1998; none issued                                       -                   -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 14,343,201 shares                       143,432             143,432
  Additional paid-in capital                                       65,050,817          57,189,985
  Unrealized gain on securities available for sale                  2,427,600                -
  Retained earnings                                                56,232,283          47,215,833
                                                            ------------------  ------------------
                                                                  123,854,132         104,549,250
  Less: Treasury stock - at cost, 113,445 shares at
    February 28, 1998 and 1,648,536 shares at May 31, 1997           (993,032)        (12,274,765)
                                                            ------------------  ------------------
          Total stockholders' equity                              122,861,100          92,274,485
                                                            ------------------  ------------------
                                                            $     201,685,924   $     160,160,725
                                                            ==================  ==================

       The accompanying notes are an integral part of these statements.
                                      (3)

                      NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                                          Three Months Ended February 28,         Nine Months Ended February 28,
                                                      --------------------------------------   -------------------------------------
                                                               1998                1997                 1998       1997
                                                      ------------------  ------------------   ---------------- -----------------

Revenues:
  Firm securities transactions - net                        $  22,680,785   $      35,930,363    $    72,777,010  $     92,368,915
  Commission income                                             8,065,034           9,271,776         27,358,479        25,024,168
  Floor brokerage income                                        4,047,304           3,946,786         12,456,787        10,320,924
  Equity gain (loss) in partnerships                             -                    (10,844)               500           (26,176)
  Investment securities gains realized                             63,625            -                    63,625          -
  Interest income                                               1,944,346           1,981,003          5,728,192         5,899,232
  Fee income                                                    1,407,725             759,668          3,382,992         1,848,266
  Other revenues                                                   73,809             136,184            202,413           624,490
                                                        ------------------  ------------------   ---------------- -----------------
                                                               38,282,628          52,014,936        121,969,998       136,059,819
                                                         ------------------  ------------------   ---------------- -----------------

Expenses:
  Compensation and benefits                                    14,189,936          15,200,418         40,423,458        43,677,551
  Clearing and related charges                                 10,016,733          15,643,471         38,801,946        43,589,723
  Communications                                                3,045,383           2,898,138          8,299,974         8,650,941
  Litigation settlement                                          -                  9,187,500            -               9,187,500
  Depreciation and amortization                                 2,212,053           1,276,153          5,999,057         3,300,386
  Occupancy costs and equipment rental                            611,387             638,146          1,874,735         2,039,686
  Other expenses                                                3,430,794           4,621,176          9,522,615        10,589,902
  Interest expense                                                211,780             140,274            595,803           273,872
                                                        ------------------  ------------------   ---------------- -----------------
                                                               33,718,066          49,605,276        105,517,588       121,309,561
                                                        ------------------  ------------------   ---------------- -----------------

   Income before minority interest and income taxes             4,564,562           2,409,660         16,452,410        14,750,258

   Income of Equitrade allocated to minority partners          (1,362,300)         (2,113,802)        (4,512,453)       (2,866,762)
                                                        ------------------  ------------------   ---------------- -----------------

   Income from continuing operations before income taxes        3,202,262             295,858         11,939,957        11,883,496
                                                        ------------------  ------------------   ---------------- -----------------

   Income taxes (benefit):
        Federal, currently payable                              1,118,207           3,259,257          3,891,226         6,838,384
        State and local, currently payable                        526,658           1,726,388          1,604,262         3,436,573
                                                            ------------------  ------------------   ---------------- --------------
                  Total current income tax expense              1,644,865           4,985,645          5,495,488        10,274,957
                                                            ------------------  ------------------   ---------------- --------------

        Federal, deferred                                        (161,078)         (3,107,540)           (97,361)       (3,107,540)
        State and local, deferred                                 201,875          (1,339,895)           229,465        (1,339,895)
                                                            ------------------  -----------------  ----------------- ---------------
                  Total deferred income tax expense (benefit)      40,797          (4,447,435)           132,104        (4,447,435)
                                                             ----------------  ------------------   ---------------- ---------------

           Total income taxes from continuing operations        1,685,662             538,210          5,627,592         5,827,522
                                                            ------------------  ------------------   ---------------- --------------

   Net  income (loss) from continuing operations                1,516,600            (242,352)         6,312,365         6,055,974


   Discontinued operations (note 7)
     Gain from sale of discontinued operations (net)            2,704,085            -                 2,704,085          -
                                                           ------------------  ------------------   ---------------- ---------------
   Net income (loss)                                        $   4,220,685   $        (242,352)   $     9,016,450  $      6,055,974
                                                            ==================  ==================   ================ ==============




                                  (Continued)
                                      (4)


                 NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                                     (Continued)




                                                            Three Months Ended February 28,          Nine Months Ended February 28,
                                                          ----------------------------------   -------------------------------------
                                                                   1998                1997                 1998            1997
                                                            ------------------  ------------------   ---------------- --------------

   Net  income per common and common
      equivalent share (a)
     Basic:
        Net  income from continuing operations              $         0.11       $       (0.02)       $       0.48     $       0.47
        Net  income from discontinued operations - gain               0.19                -                   0.20             -
                                                            ==================  ==================   ================ ==============
            Net income (loss)                               $         0.30       $       (0.02)       $       0.68     $       0.47
                                                            ==================  ==================   ================ ==============

Weighted average common shares outstanding                      14,116,572          12,832,835          13,168,693       12,941,668
                                                            ==================  ==================   ================ ==============

     Diluted:
        Net  income from continuing operations              $         0.11       $       (0.02)       $       0.48     $       0.47
        Net  income from discontinued operations - gain               0.19                -                   0.20             -
                                                            ==================  ==================   ================ ==============
            Net income (loss)                               $         0.30       $       (0.02)       $       0.68     $       0.47
                                                            ==================  ==================   ================ ==============

Weighted average common shares outstanding                      14,144,593          12,885,774          13,254,140       12,991,743
                                                            ==================  ==================   ================ ==============




(a) The sum of the individual quarters' earnings per common share does not equal the total amount for the nine months ended February 28, 1998 or February 28, 1997 due to the effect of averaging the number of shares of common stock equivalents throughout the year.


































            The accompanying notes are an integral part of these statements.
                                     (5)


                NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                 Nine Months Ended February 28,
                                                            --------------------------------------
                                                                    1998                1997
                                                            ------------------  ------------------
 Cash flows from operating activities:

  Net income from continuing operations                     $       6,312,365   $       6,055,974

 Non-cash items included in net income:
  Equity (income) loss in partnerships                                   (500)             26,176
  Depreciation and amortization                                     5,999,057           3,300,386
  Income of Equitrade allocated to minority partners                4,512,453           2,866,762
  Provision for deferred taxes                                        132,104          (4,447,435)

 (Increase) decrease in operating assets:
  Funds segregated for customers                                       29,203                     -
  Receivables:
    Brokers and dealers                                           (20,726,461)         20,803,603
    Other                                                            (593,904)            (66,918)
  Securities owned, at market value                               (15,282,714)        (14,888,440)
  U.S. Treasury Obligations, held as collateral                       236,555             (88,263)
  Other assets (net of deposits made on furniture, fixtures
     and equipment, and leasehold improvements)                       353,899             337,284

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value              13,786,653            (979,368)
  Accounts payable and accrued expenses                            (9,400,957)          8,529,299
  Income taxes payable                                              1,340,889          (4,241,744)
                                                            ------------------  ------------------
     Net cash (used in) provided by operating activities          (13,301,358)         17,207,316
                                                            ------------------  ------------------

 Cash flows from investing activities:

  Purchase of investment securities not readily marketable           (333,000)           (100,000)
  Distributions from partnerships, net                               -                      5,150
  Loans made                                                          (60,000)           (105,740)
  Principal collected on notes receivable                              69,975             102,340
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements                          (3,533,424)         (9,007,891)
  Deposits made on furniture, fixtures and equipment,
    and leasehold improvements                                        (38,603)         (1,569,347)
  Purchases of computer software                                   (1,572,373)           (326,502)
  Payment for purchase of non-compete agreement                      -                   (188,780)
  Purchase of exchange membership                                    -                 (1,450,000)
  Issuance of subordinated note                                      -                   (500,000)
                                                            ------------------  ------------------
     Net cash used in investing activities                         (5,467,425)        (13,140,770)
                                                            ------------------  ------------------









                                    (Continued)
                                        (6)


                NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                       (Continued)

                                                                 Nine Months Ended February 28,
                                                            --------------------------------------
                                                                      1998                1997
                                                            ------------------  ------------------
 Cash flows from financing activities:
  Sale of treasury stock                                           19,267,500            -
  Purchase of treasury stock                                          (49,760)         (2,239,421)
  Capital contributions by minority interest                          275,087             135,659
  Capital withdrawals by minority interest                         (2,540,303)         (1,536,000)
                                                            ------------------  ------------------
     Net cash provided by (used in) financing activities           16,952,524          (3,639,762)
                                                            ------------------  ------------------

 Net (decrease) increase in cash                                   (1,816,259)            426,784

 Cash acquired due to consolidation of Anvil                         -                     22,740
 Cash surrendered on sale of MXNet                                   (117,747)           -

 Cash at beginning of period                                        3,033,818             470,313
                                                            ------------------  ------------------

 Cash at end of period                                      $       1,099,812   $         919,837
                                                            ==================  ==================


Supplemental disclosure of non-cash investing and financing activities:

  During September 1997, the Company sold the remaining net assets of its subsidiary, Anvil Institutional Services, Inc., and received a note in the amount of $102,945 which is due in December 1998.

  During October 1997 and December 1997, certain executives of the Company exercised an aggregate of 294,758 options for the purchase of 294,758 shares of the Company's common stock with exercise prices ranging from $7.9375 per share to $10.125 per share. In order to pay for the exercise price
  ($2,701,705)  and to  reimburse  the Company  for the  personal  income  taxes
  ($441,389) on the gain related to the transaction, the executives remitted to the Company 255,450 shares of the Company's common stock with a market value of $3,143,094.

  During October 1997, Equitrade entered into a $500,000 subordination agreement with an unrelated party. The note has a stated interest rate of 4% and a maturity date of October 1, 1998.

  On December 8, 1997,  the Company  received net cash  proceeds of  $19,267,500 from the sale of  1,500,000  shares  of its  common  stock to IAT  Reinsurance
  Syndicate Ltd.

  During February 1998, the Company sold the remaining net assets of its subsidiary, MXNet, Inc., and received a promissory note for $6,600,000 with interest accrued at 6% from the date of sale, due and payable in full in April
  1998. In addition, Sherwood Securities sold its American Stock Exchange specialist business, in February 1998, for $325,000 which was subsequently received in March 1998. Sherwood Securities also received $275,000 for consulting services provided to the buyer in connection with the sale.

  During February 1998, certain available-for-sale securities appreciated due to the entity's succesful initial public offering. As such, the Company has relected these securities at fair market value on the consolidated statements of financial condition. The unrealized gain of $2,427,600 associated with marking these securities to fair market value is reflected as a separate component of stockholders' equity on the consolidated statements of financial condition.







          The accompanying notes are an integral part of these statements.
                                       (7)














               NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

                                  February 28, 1998

Note 1 - Business and organization

    National Discount Brokers Group, Inc. ("NDBG"), and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. NDBG has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities"). National Discount Brokers ("NDB"), another registered broker-dealer, is a division of NDBG's wholly owned subsidiary, Triak Services Corp. On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture.

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

     On February 13, 1998, MXNet, Inc. ("MXNet"), another wholly owned subsidiary of NDBG was sold. In addition, on February 27, 1998, Sherwood Securities sold its American Stock Exchange ("AMEX") specialist business. See "Note 7 - Discontinued Operations".

Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1997 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the three and nine months ended February 28, 1998 presentations.

Note 3 - Net income per common share

     Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include stock issuable under stock options. The treasury stock method of accounting was used in computing the common stock equivalents for the computation of earnings per common share.

Note 4 - Commitments and contingencies

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's 1997 Annual Report on Form 10-K, and the disclosures regarding such matters are incorporated herein by reference. NDBG's subsidiaries, and in some cases NDBG, have been named as defendants in lawsuits that allege violations of Federal and state securities and related laws. Sherwood Securities has received additional subpoenas in


                                     (8)

connection with the SEC's ongoing investigation In the Matter of Certain Market Making Activities on NASDAQ, HO-2974. Sherwood Securities is continuing to cooperate with the SEC's investigation. Although there can be no assurance that such lawsuits and investigations involving the Company are not likely to have a material, adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company in future periods.

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities, NDB and Equitrade are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of February 28, 1998, the net capital of Sherwood Securities, NDB and Equitrade exceeded their required net capital by $26,713,000, $3,897,000, and $28,732,000, respectively. On July 10, 1997, SHD filed its notice of withdrawal from registration as a broker-dealer with the SEC. As such, SHD is no longer required to compute net capital.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at February 28, 1998, the payment of dividends and advances to NDBG by Sherwood Securities, NDB and Equitrade is limited to $26,513,000, $3,826,000, and $28,682,000, respectively, under the most restrictive of these requirements. The SEC may, by order, restrict the withdrawal of equity capital on a net basis if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.

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

Note 7 - Discontinued Operations

      On February 13, 1998, NDBG sold 100% of the common stock of its subsidiary, MXNet, to IPC Information Systems, Inc. NDBG received a promissory note of $6,600,000 with interest accrued at 6% from the date of sale, due and payable in full in April 1998. In addition, during February 1998, Sherwood Securities disposed of its AMEX specialist business for $325,000, which was subsequently received in March 1998. Sherwood Securities also received $275,000 from the buyer for consulting services rendered in connection with the sale. The aggregate net gain on the aforementioned sales was $2,704,000, net of $2,353,000 of applicable income taxes and other expenses directly related to the sales.



















                                   (9)
Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The results of operations of National Discount Brokers Group, Inc. ("NDBG"), and its subsidiaries (the "Company"), for the three and nine months ended February 28, 1998 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), National Discount Brokers ("NDB"), a division of the Company's subsidiary, Triak Services Corp. ("Triak") and Equitrade Partners ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in NASDAQ National Market System and Small-Cap securities. NDB is a deep discount brokerage firm specializing in trade execution for individual investors and Equitrade is a registered specialist in equity securities on The New York Stock Exchange ("NYSE").

     On February 13, 1998, MXNet, Inc. ("MXNet"), another wholly owned subsidiary of NDBG was sold. (See "Note 7 - Discontinued Operations".)

     The Company's consolidated net income for the three months ended February 28, 1998 was $4,221,000 compared to net loss of $(242,000) for the three months ended February 28, 1997. The Company's consolidated net income for the nine months ended February 28, 1998 was $9,016,000 compared to $6,056,000 for the nine months ended February 28, 1997.

     The Company's third quarter and nine-month results for fiscal years 1998 and fiscal 1997 include benefits or charges from non-recurring events. In the quarter ended February 28, 1998, the Company benefited from gains on the sale of its information technology subsidiary, MXNet, and the AMEX specialist business of Sherwood Securities. Absent the gains recognized from these dispositions, net of increased bonus accruals and tax expenses, net income for the third quarter and nine months ended February 28, 1998 would have been $1,517,000, or $0.11 per share, and $6,312,000, or $0.48 per share, respectively. In the quarter ended February 28, 1997, the Company incurred a one-time litigation charge of approximately $9,187,500. Absent the charge and associated professional fees, net of reduced bonus accruals and tax expenses, net income for the third quarter and nine months ended February 28, 1997 would have been $4,342,000, or $0.34 per share, and $10,640,000, or $0.82 per share, respectively.

     Total revenue for the Company decreased by approximately $13,732,000, or 26%, for the three months ended February 28, 1998, and $14,090,000, or 10%, for the nine months ended February 28, 1998 as compared with the previous year's respective periods. The reasons for the variances in revenues are set forth below.

    Revenue from firm securities transactions decreased $ 13,250,000, or 37%, and $19,592,000, or 21%, for the three and nine month periods ended February 28, 1998, respectively, as compared with the previous year, even though Sherwood Securities' overall ticket volume increased approximately 16% and 29% for the same periods as trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, such as limit order protection, have resulted in an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, the new limit order display rules, increased volatility in the marketplace and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per ticket. These changes are having an adverse impact on Sherwood Securities' trading profits. A decrease in Equitrade's revenues from securities transactions for the quarter ended February 28, 1998 versus the comparable period last year also had an adverse effect on overall revenue from securities transactions for the current quarter. However, for the nine months ended February 28, 1998, an increase in revenues from securities transactions at Equitrade, partially offset the decrease in trading profits at Sherwood Securities.

     The Company's commission income decreased by $1,207,000, or 13%, for the three months ended February 28, 1998 and increased $2,334,000, or 9%, for the nine months ended February 28, 1998, when compared with the comparable periods in the prior year. These results occurred even though NDB's average daily ticket count rose from approximately 5,400 to 5,660 tickets per day, an increase of 5%, for the three months ended February 28, 1998 and from 4,800 to 6,000 tickets per day, an increase of 25%, for the nine months ended February 28, 1998 when compared with the previous year's comparable periods. The variances in commission income do not correspond directly to the increases in NDB's ticket count as the mix of NDB's trades has trended more toward electronic trading (i.e.-IVR telephone and Internet trading), on which the commission charged is lower than for trades executed by a live sales representative.


                                   (10)
     Floor brokerage income increased by approximately $101,000, or 3%, and $2,136,000, or 21%, respectively, for the three and nine months ended February 28, 1998, when compared to the prior year. The increases were the result of an increase in the volume of Equitrade's transactions due in part to an increase in the number of stocks in which Equitrade serves as a specialist. The increase from 100 stocks at February 28, 1997 to 156 stocks at February 28, 1998 was due principally to the acquisition by NDBG, on May 2, 1997, of SHD Corporation, which added 54 stocks to Equitrade's specialist list.

     On January 24, 1997, NDBG acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. NDBG, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. On September 5, 1997, NDBG sold all of the stock of Anvil for $217,000, which approximated book value. In connection with the sale, NDBG's $250,000 subordinated loan agreement with Anvil was cancelled. As such, NDBG liquidated the $300,000 face value of U.S. Treasury securities that had been pledged as collateral for the agreement and such funds were transferred back to NDBG.

     For the three and nine months ended February 28, 1997, the principal portion of equity loss in partnerships was an equity loss from the Company's 49% limited partnership interest it held in the Anvil Joint Venture. For the nine months ended February 28, 1998, Anvil's results were consolidated with those of the Company until Anvil was sold on September 5, 1997.

   Realized investment securities gains for the three and nine months ended February 28, 1998 resulted entirely from sales during December 1997 and January 1998 of an aggregate of 50,00 shares of common stock of Eurotech Ltd. There were no realized investment securities gains or losses during the three or nine month periods ended February 28, 1997.

     Interest income decreased by approximately $37,000, or 2%, and $171,000, or 3%, for the three and nine months ended February 28, 1998, respectively, as compared to the previous year. The decreases are primarily due to the availability of lesser average amounts of cash for investment. Since February 28, 1997, the Company has used approximately $21,322,000 for capital expenditures, including $4,800,000 for four NYSE seats. A significant rise in NDB's customer debit and credit balances held with the Company's clearing broker led to an increase in interest earned from that source and substantially offset the decline in interest income as described above.

     Fee income increased by $648,000, or 85%, and $1,535,000, or 83%, for the three and nine months ended February 28, 1998, respectively, as compared to the prior year. The increases are due to several factors. First, NDB received higher 12b-1 fees from mutual funds as NDB's customers' balances in those funds have increased since the prior year, as well as the negotiated rates used to calculate the fees rebated thereon. Second, MXNet began to service its customers during the current year, leading to their earning revenue for subscription and other related fees. Finally, in connection with Sherwood Securities' sale of its AMEX specialist business, Sherwood Securities performed certain consulting services during the transition period for the purchaser. A fee of $275,000 was received for these services.

     Total expenses for the three months ended February 28, 1998 decreased approximately $15,887,000, or 32%, from $49,605,000 in 1997 to $33,718,000 in
1998. Total expenses for the nine months ended February 28, 1998 decreased approximately $15,792,000, or 13%, from $121,310,000 in 1997 to $105,518,000 in
1998. The reasons for the net decreases in expenses are set forth below.

     Compensation and benefits decreased $1,010,000, or 7%, and $3,254,000, or 7%, for the three and nine month periods ended February 28, 1998, respectively, compared with the prior year. The decreases are due primarily to lower commissions paid to Sherwood Securities' traders because of the decrease in trading profits for that subsidiary. Partially offsetting the decrease in commissions were increases in staff and officer salaries, as well as in hospitalization and other insurance benefits.

     Clearing and related charges decreased by approximately $5,627,000, or 36%, and $4,788,000, or 11%, for the three and nine month periods ended February 28, 1998, respectively, as compared to the prior year. The decreases are due principally to lower correspondent fees being paid by Sherwood Securities based on the overall size and type of the order flow received. Also contributing to the decrease are lower clearance charges for Sherwood Securities, which despite increased ticket counts, decreased due to newly negotiated rates with both its former and its new clearing brokers.

     Communications expense, which includes market data services, increased by approximately $147,000, or 5%, and

                                   (11)
decreased by approximately $351,000, or 4%, for the three and nine months ended February 28, 1998, respectively, as compared to the previous year. The decrease for the nine-month period is mainly due to the upgrade of the mainly due Powerbrokersm IVR System and development of an in-house quote server at NDB. The increase in the third quarter is to billings on certain market data services, which were being used in addition to the regularly used services while being considered for a possible change by Sherwood Securities, which caused the expense to rise.

     Litigation settlement, for the three and nine months ended February 28, 1997, represents a charge in connection with the case In Re: NASDAQ
Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS) as discussed in the Company's 1997 Annual Report on Form 10-K. No such charge has been incurred in the current year.

     Depreciation and amortization increased by approximately $936,000, or 73 %, and $2,699,000, or 82%, for the three and nine months ended February 28, 1998, respectively, as compared to the prior year. These increases can be attributed to depreciation and amortization incurred on fixed asset, leasehold improvement, computer software and intangible asset additions by the Company aggregating approximately $12,930,000 during the period from March 1997 through February 1998 primarily in conjunction with the upgrade of NDB's infrastructure and the purchase of a NYSE specialist unit.

     Occupancy and equipment rental expenses decreased $27,000, or 4%, and $165,000, or 8%, for the three and nine month periods ended February 28, 1998, as compared to the prior year. The declines are due to a decrease for NDB which, last year, incurred rent concurrently, through November 1997, on two main office locations as it awaited the move of its new headquarters to 7 Hanover Square in New York City. In addition, the closing of NDB's branch offices as of October 31, 1997 has led to a reduction in rent expense.

     Other  expenses  decreased  by  approximately   $1,190,000,   or  26%,  and
$1,067,000, or 10%, for the three and nine months ended February 28, 1998, respectively, as compared to the prior year. The decreases are mainly due to lower legal and other professional fees paid in the current year than in the prior year. Partially offsetting this decrease is an increase in expenses for service contracts, which is a result of the recent upgrade of NDB's technological infrastructure. Also, there was an increase in NDB customer accomodations related to trade executions, and in public relations expenses.

     Interest expense increased by approximately $72,000, or 51%, and $322,000, or 118%, for the three and nine months ended February 28, 1998, respectively, as compared to the previous year. During the three and nine months ended February 28, 1998, Sherwood Securities incurred interest charges on the remaining unpaid balance of approximately $4,600,000, due in April 1998, owed in connection with its settlement agreement, as amended, in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation. In addition, the Company incurred interest expense on short-term borrowings made in connection with its trading activities.

     Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company and its subsidiary, SHD, during the three and nine months ended February 28, 1998 and 1997, respectively.

     The Company's effective tax rate decreased from approximately 182% and 49% for the three and nine months ended February 28, 1997 to approximately 53% and 47% for the three and nine months ended February 28, 1998, respectively. The unusually high tax rate for the three months ended February 28, 1997 arose due to the low taxable income basis which was the result of the litigation settlement charge taken that quarter. When coupled with permanent tax differences (such as meals and entertainment expenses, which are only partially tax deductible while fully deductible for book purposes), the effective tax rate for the quarter ended February 28, 1997 appears unusually high.

     For the three and nine months ended February 28, 1998, deferred tax expense of approximately $41,000 and $132,000, included in income tax expense, relates to the future taxability of certain temporary book to tax basis differences. In conjunction with the deferred tax asset the Company has recorded, no valuation allowance has been established because in management's judgment, it was concluded that it was more likely than not that the benefit would be realized.


Liquidity

     The Company's tangible assets are highly liquid with approximately 70% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally generated

                                     (12)

funds. In addition, at February 28, 1998, margin account borrowings of approximately $118,000,000 were available to the Company from its clearing brokers.

     The  Company's  broker-dealer  entities,   Sherwood  Securities,   NDB  and
Equitrade, are subject to the SEC's minimum net capital requirement, which is designed to measure the general financial soundness and liquidity of broker-dealers. On July 10, 1997, SHD filed its notice of withdrawal from registration as a broker-dealer with the SEC. As such, SHD is no longer required to compute net capital. As of February 28, 1998, Sherwood Securities, NDB and Equitrade had approximately $26,713,000, $3,897,000 and $28,732,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's, and Equitrade's businesses which are more severe than those imposed on most other businesses.

     From time to time, the Company has borrowed funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. On December 5, 1997, the Company entered into an agreement with IAT Reinsurance Syndicate Ltd. ("IAT"), a Bermuda corporation, for the sale of 1,500,000 shares of the Company's common stock at $12.875 per share. IAT, an entity controlled by investor Peter Kellogg, received shares from the Company's treasury stock. The transaction increased Mr. Kellogg's beneficial ownership of the Company's common stock from approximately 8% to 17.8%. The proceeds from the transaction of approximately $19,300,000, which were received by the Company on December 8, 1997, are being used for general corporate purposes and marketing activities to support the expansion of NDB.

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

     During the three and nine months ended February 28, 1998, the Company repurchased 4,217 additional shares in connection with its December 1992 plan to buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. As of February 28, 1998, 1,355,699 shares had been reacquired under this plan. The source of funds for these purchases was internally generated.


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

     Because of market forces and competitive conditions in the securities industry, a broker-dealer may be unable to restructure its profit margins in order to recover increased costs related to inflation. Consequently, the Company must rely on increased volume for this purpose. However, the Company has significant cash balances on deposit with its principal clearing brokers on which interest is paid. In the event there are higher interest rates, which normally result from inflation, such additional interest would offset some of the costs related to inflation.


New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), for periods ending after December 15, 1997. Statement 128 replaces the current standard used to calculate primary earnings per share, Accounting Principles Board Opinion No. 15 ("APB 15"). Statement 128 requires a calculation of basic earnings per share, as well as a dual presentation of basic and diluted earnings per share on the face of the statement of income. Basic earnings per share differs from diluted earnings per share under APB 15 in that dilution for common stock equivalents is excluded.


                                        (13)
Year 2000 Compliance

     The Company is preparing for the issues associated with the year 2000, including possible changes in the programming of internal and vendor computer systems. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected to some degree by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing both internal and external sources to identify, correct or reprogram, and to test the systems for year 2000 compliance. While management anticipates that internal reprogramming efforts will be substantially complete by December 31, 1998, there can be no assurance that all reprogramming efforts will be completed on a timely basis. The Company plans to mail notification letters to our existing vendors apprising them of our requirements for year 2000 compliance. Thereafter, the Company plans to assess the year 2000 compliance expense and its related potential effect on the Company's earnings, if any.

Forward Looking Statement

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



PART II - OTHER INFORMATION

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 29, 1998, NDBG sold 1,500,000 shares of its common stock to IAT Reinsurance Syndicate Ltd., a corporation formed under the laws of the Commonwealth of Bermuda ("IAT"), for a price of $12.875 per share, or $19,312,500. IAT is controlled by investor Peter R. Kellogg. The proceeds of the sale were delivered to NDBG on December 8, 1997. The transaction increased Mr. Kellogg's beneficial ownership of the Company's common stock from approximately 8% to 17.8% as of the date of purchase. The common stock sold to IAT was exempt from registration under the Securities Act of 1933, as amended by virtue of
Section 4(2) and Regulation D thereunder.



Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company held a Special Meeting of its Stockholders on December 12, 1997.

          (b) (i) The shareholders ratified an amendment to The Company's Restated Certificate of Incorporation to change the Company's name from The Sherwood Group, Inc. to National Discount Brokers Group, Inc. The following was the shareholder vote on this matter:

                              For:                                       11,212,871
                              Against:                                       15,040
                              Withheld:                                       4,425
                              Broker Non-Vote:                                    0





                                                       (14)

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

                  Exhibit 10 - Stock Purchase Agreement dated as of February 13,
                               1998 between MXNet, Inc., the Company and IPC Information Systems, Inc.

                  Exhibit 11 - Computation of Net Income Per Common Share

                  Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K:

               The Company filed two reports on Form 8-K during the quarter ended February 28, 1998, dated December 5, 1997 and January 29, 1998, respectively. Both reports were in respect to the sale of 1,500,000 shares of the Company's common stock.











































                                      (15)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           National Discount Brokers Group, Inc.
                                           -------------------------------------

      Date: April 10, 1998                 By: Dennis Marino
      --------------------                 -------------------------------------
                                           Dennis Marino
                                           Executive Vice President
                                           and Chief Administrative Officer



      Date: April 10, 1998                 By: Denise Isaac
      --------------------                 -------------------------------------
                                           Denise Isaac
                                           Chief Financial Officer and
                                           Principal Accounting Officer










                                       17

                                                                    EXHIBIT 10









                          STOCK PURCHASE AGREEMENT

                                   AMONG

                                MXNET, INC.,

                   NATIONAL DISCOUNT BROKERS GROUP, INC.

                                    AND

          IPC INFORMATION SYSTEMS, INC., a Delaware corporation



                      Dated as of February 13, 1998

                         STOCK PURCHASE AGREEMENT

         AGREEMENT dated as of February 13, 1998 by and among MXNET, Inc., a Delaware corporation (the "Company"), National Discount Brokers Group, Inc., a Delaware corporation ("Seller") and IPC, Inc., a Delaware corporation ("Buyer").

                                                    WITNESSETH:

         WHEREAS, Buyer desires to acquire from Seller all of the outstanding shares of capital stock of the Company (the "Shares"); and

         WHEREAS, Seller desires to sell to Buyer all of the Shares;

         NOW, THEREFORE, the parties hereto agree as follows:

                                                     ARTICLE I

                                                    DEFINITIONS

         1.01. Definitions. The following terms, as used herein, have the following meanings:

                  "Affiliate" means, with respect to any Person, any Person directly or indirectly controlling, controlled by, or under common control with such Person.

                  "Balance Sheet" means the balance sheet of the Company as of December 31, 1997 referred to in

Section 3.07.

                  "Balance Sheet Date" means December 31, 1997.

                  "Buyer" means IPC, Inc., a Delaware corporation.

                  "Closing Date" means the date of this Agreement.

                  "Company" means MXNet, Inc., a Delaware corporation.

                  "Executive Employment Agreements" means the Executive Employment Agreements to be entered into between the Company and each of Paul Pluschkell, Steve Schiff, Dan Diversey and Eric Goebelbecker at the Closing, substantially in the form set forth on Exhibit A.

                  "Intellectual Property Right" means any trademark, trade name, trade dress, service mark, service name, logo, and corporate name, registration therefor application for registration therefor; invention, patent, patent application, patent disclosure and any related continuation, continuation-in-part, divisional, reissue, re-examination, utility, model, certificate of invention and design patent, patent application, registration and application for registration; mask work and registration and application for registration thereof; computer software, data and documentation; trade secret, know-how, and confidential business information, whether patentable or nonpatentable and whether or not reduced to practice, know-how, manufacturing and product processes and techniques, research and development information, copyrightable works, financial, marketing and business data, pricing and cost information, business and marketing plans and customer and supplier lists and information; copyright, copyright registration, application for copyright registration; or-any other similar type of proprietary intellectual property right, (including without limitation associated goodwill and remedies against infringements thereof and rights of protection of an interest therein under the laws of all jurisdictions) in each case which is owned or licensed by the Company.

                  "Lien" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest, restriction or encumbrance of any kind in respect of such asset.

                  "Material Adverse Change" means a material adverse change in the business, assets or financial condition or results of operations of the Company.

                  "Material Adverse Effect" means a material adverse effect on the business, assets, condition (financial or otherwise), results of operations or prospects of the Company.

                  "Person"  means  an  individual,   corporation,   partnership,
association trust or other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

                  "Seller" means National Discount Brokers Group, Inc., a Delaware corporation.

                  "Shares" means all outstanding capital stock or other equity interests of the Company.

                              ARTICLE II

                          PURCHASE AND SALE

         2.01. Purchase and Sale. Upon the terms and subject to the conditions of this Agreement, Seller shall sell to Buyer, and Buyer shall purchase from Seller, at the Closing, all of the Shares. The aggregate purchase price, to be paid by delivery of a promissory note, the form of which is attached hereto as Annex 1 (the "Promissory Note"), shall be $6,660,000 (the "Purchase Price"). The Purchase Price shall be paid as provided in Section 2.02.

         2.02. Closing. The closing (the "Closing") of the purchase and sale of the Shares hereunder shall take place at the offices of Gibbons, Del Deo, Dolan, Griffinger & Vecchione, One Riverfront Plaza, Newark, New Jersey 07102. At the Closing,

                  (a)      Buyer shall deliver to Seller the Promissory Note.

                  (b) Seller shall deliver to Buyer certificates for the Shares duly endorsed and signature guaranteed, accompanied by stock powers duly endorsed and signature guaranteed in blank, with any required transfer stamps affixed thereto.


         2.03. Transfer Taxes. Buyer shall pay any and all sales, documentary, use, filing, transfer and other taxes payable as a result of the transfer of the Shares to Buyer by Seller (including any such state taxes that may be imposed on the Company by reason of a deemed transfer of assets).

         2.04. Books and Records. On the Closing Date, Seller shall deliver to Buyer, or its representatives, all minutes books, stock record books and corporate seals of the Company, and the original copies of all books of account, leases, other agreements, securities, customer lists, files and other documents, instruments and papers of any kind or nature belonging to or relating to the Company or its business.

         2.05. Resignations. The Company will deliver to Buyer the resignations of all officers and directors of the Company from their positions with the Company at or prior to the Closing Date, except those persons who have signed Executive Employment Agreements, unless otherwise specified by Buyer.

         2.06. Balance Sheet Adjustment. At the Closing Date, the balance sheet of the Company shall be adjusted to remove all receivables from Seller and affiliates to the Company and all payables to Seller and affiliates. At the Closing Date, the balance sheet of the Company shall be adjusted to reflect working capital of $1.00 (i. e.accounts receivable, cash and certain agreed upon deposits and prepaid expenses less accounts payable).

                              ARTICLE III

                     REPRESENTATIONS AND WARRANTIES OF

                         THE COMPANY AND SELLER

         The Company and Seller hereby jointly and severally represent and warrant to Buyer as of the date hereof and as of the Closing Date that:

         3.01. Corporate Existence and Power. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all corporate powers and all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted. The Company is duly qualified to do business as a foreign corporation and is in good standing in each jurisdiction in the United States where the character of the property owned or leased by it or the nature of its activities make such qualification necessary, except for those jurisdictions where failure to be so qualified would not, individually or in the aggregate, have a Material Adverse Effect. The Company has heretofore delivered to Buyer true and complete copies of the certificate of incorporation and bylaws of the Company as currently in effect.

         3.02. Corporate Authorization. The execution, delivery and performance by the Company and Seller of this Agreement and the consummation by the Company and Seller of the transactions contemplated hereby are within the Company's and Seller's corporate powers and have been duly authorized by all necessary corporate action on the part of the Company and Seller. This Agreement constitutes a valid and binding agreement of the Company and Seller.

         3.03.  Governmental Authorization;  Consents.

                  (a) The execution and delivery of this Agreement by Seller, and the performance by the Company and Seller of their obligations under this Agreement, require no action by or in respect of, or filing with, any governmental body, agency, official or authority or any other Person.

                  (b) Except as set forth on Schedule 3.03, no consent, approval, waiver or other action by any Person under any contract, agreement, indenture, lease, instrument or other document to which the Company is a party or by which it is bound is required or necessary for the execution and delivery of this Agreement by Seller, the performance by the Company and Seller of their obligations under this Agreement or the consummation of the transactions contemplated hereby.

         3.04. Non-Contravention. The execution and delivery of this Agreement by the Company and Seller, the performance by the Company and Seller of their obligations under this Agreement and the consummation of the transactions contemplated hereby do not and will not (i) contravene or conflict with the corporate charter or bylaws of the Company, (ii) contravene or conflict with or constitute a violation of any provision of any law, regulation, judgment, injunction, order or decree binding upon or applicable to the Company; or (iii) except as set forth on Schedule 3.04, constitute a default under or give rise to any right of termination, cancellation or acceleration of any right or obligation of the Company or to a loss of any benefit to which the Company is entitled under any provision of any agreement, contract or other instrument binding upon the Company or any permit held by the Company.

         3.05. Capitalization. The authorized capital stock of the Company consists of 3,000 shares of common stock, $.01 par value. As of the date hereof, there were outstanding 100 shares of common stock. All outstanding shares of capital stock of the Company have been duly authorized and validly issued and are fully paid and are owned by Seller. Except as set forth in this Section 3.05, there are no outstanding (i) shares of capital stock, other securities or phantom or other equity interests of the Company, (ii) securities of the Company convertible into or exchangeable for shares of capital stock or other securities of the Company or (iii) options or other rights to acquire from the Company any capital stock, other securities or phantom or other equity interests of the Company (the items in clauses (i), (ii) and (iii) being referred to collectively as the "Company Securities"). There are no outstanding obligations of the Company, actual or contingent, to issue or deliver or to repurchase, redeem or otherwise acquire any Company Securities.

         3.06. Subsidiaries. The Company does not have and never has had any Subsidiaries or any ownership or equity interest in or control of (direct or indirect) any other person.

         3.07. Financial Statements. The Company has previously furnished Buyer with a true and complete copy of (i) the balance sheet of the Company as of December 31, 1997 and the statements of operations of the Company for the fiscal year then ended (collectively, the "Financial Statements" which are attached hereto as Schedule 3.07). The consolidated balance sheet included in the Financial Statements fairly presents in all material respects the financial position of the Company as of its date, and the other statements included in the Financial Statements fairly present in all material respects the results of operations of the Company for the periods therein set forth. The Financial Statements were prepared in accordance with the books and records of the Company and were prepared in accordance with generally accepted accounting principles, consistently applied. The balance sheet of the Company as of the Closing Date will reflect at least $1.00 of working capital.

         3.08. Absence of Certain Changes. Since the Balance Sheet Date, the Company has conducted its business in the ordinary course consistent with past practices and, except as set forth on Schedule 3.08, there has not been:

                  (a) any Material Adverse Change or any event, occurrence, development or state of circumstances or facts which could reasonably be expected to result in a Material Adverse Change;

                  (b) any declaration, setting aside or payment of any dividend or other distribution with respect to any Company Securities or any repurchase, redemption or other acquisition by the Company of any outstanding shares of capital stock or other securities of, or other ownership interests in, the Company;

                  (c)  any amendment of any outstanding security of the Company;

                  (d) any incurrence, assumption or guarantee by the Company of any indebtedness for borrowed money other than in the ordinary course of business and in amounts and on terms consistent with past practices;

                  (e) any creation or assumption by the Company of any Lien on any asset;

                  (f) any making of any loan, advance or capital contributions to or investment in any Person; or

                  (g) any damage, destruction or other casualty loss (whether or not covered by insurance) affecting the business or assets of the Company which, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect.

         3.09. Property and Equipment. The Company has good title to, or in the case of leased property have valid leasehold interests in, all property and assets (whether real or personal, tangible or intangible) reflected on the Balance Sheet or acquired after the Balance Sheet Date.


         3.10.  No  Undisclosed  Material  Liabilities.  Except  as set forth in
Schedule 3.10, there are no liabilities of the Company of any kind whatsoever, whether accrued, contingent, absolute, determined, determinable or otherwise, and there is no existing condition, situation or set of circumstances which could reasonably be expected to result in such a liability, other than:

                  (i) liabilities provided for in the Balance Sheet; and

                  (ii) liabilities incurred in the ordinary course of business consistent with past practice since the Balance Sheet Date, which in the aggregate are not material to the Company.

         3.1 1. Litigation. There is no action, suit, investigation or proceeding pending against, or to the knowledge of Seller threatened against or affecting, the Company or any of its properties or the transactions contemplated hereby before any court or arbitrator or any governmental body, agency, official or authority.

         3.12. Material Contracts.

                  Except for agreements, contracts, plans, leases, arrangements or commitments disclosed in Schedule 3.12, the Company is not a party to or subject to:

                  (i) any lease providing for annual rentals of $25,000 or more;

                  (ii) any contract for the purchase of materials, supplies, goods, services, equipment or other assets providing for annual payments by the Company of $25,000 or more;

                  (iii)   any-partnership,   joint   venture  or  other  similar
         arrangement or agreement or any license agreement under which the Company is the licensee, or any agency, distributor, dealer, franchise, sales representative or other similar contract or commitment; or

                  (iv) except for trade indebtedness incurred in the ordinary course of business, any loan or credit agreements or any instrument evidencing or related in any way to indebtedness incurred in the acquisition of any asset, business, company or other entity or indebtedness for borrowed money by way of direct loan, sale of debt securities, purchase money obligation, conditional sale, guarantee, or otherwise, or agreement relating to the mortgaging, pledging or otherwise placing a lien on any assets of the Company or any guaranty of indebtedness or performance of others by the Company.

         3.13. Insurance Coverage. The Company has furnished to Buyer a list of, and true and complete copies of, all insurance policies covering the assets, business, equipment, properties, operations, employees, officers and directors of the Company.

         3.14.  Compliance with Laws.

                  The Company is not currently in violation of any applicable provisions of any laws, statutes, ordinances or regulations except for violations that have not had and would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

         3.15. Finder' Fees. There is no investment banker, broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Seller or the Company who might be entitled to any fee or commission from Buyer, the Company or any of their respective Affiliates upon consummation of the transactions contemplated by this Agreement.

         3.16. Intellectual Property.

                  (a) Schedule 3.16 includes a list of all Intellectual Property Rights which are material to the operations of the Company.

                  (b) The execution, delivery and performance of this Agreement and the consummation of the other transactions contemplated hereby will not breach, violate or conflict with any instrument or agreement governing any Intellectual Property Right, will not cause the forfeiture or termination or give rise to a right of forfeiture or termination of any Intellectual Property Right or in any way impair the right of the Company to sue, sell, license or dispose of, or to bring any action for other infringement of, any Intellectual Property Right or portion thereof.

                  (c) There is no pending or, to the knowledge of the Company and Seller, threatened claim or litigation against the Company or Seller, contesting the validity, ownership or right to use, sell, license or dispose of any Intellectual Property Right nor, to the knowledge of the Company or Seller, is there any basis that may reasonably be expected to give rise to any such claims, nor has either Seller or the Company received any notice asserting that the proposed use, sale, license or disposition of any of the Company's products conflicts or will conflict with the rights of any other party, nor is there, to the knowledge of Seller or the Company, any basis that may reasonably be expected to give rise to any such assertion.

                  (d) Schedule 3.16 contains a complete and accurate list of all computer software and databases owned by the Company (the "Owned Software"). The Company has exclusive title to the Owned Software, free and clear of all Liens or claims, including claims or rights of employees, agents, consultants, customers, licensees or other parties involved in the development, creation, marketing, maintenance, enhancement or licensing of such computer software.

                  (e) Schedule 3.16 contains a complete and accurate list of all software and databases material to the Company's business (other than standard office software such as word processing programs) for which the Company is a licensee, lessee or otherwise has obtained from a third party the right to use, market, distribute, sublicense or otherwise transfer the right to use such software and databases (the "Licensed Software").

                  (f) The Owned Software and License Software constitute all software and databases used by the Company in the conduct of its business.

         3.17.  Inventories.  The Company has no inventories.

         3.18. Receivables. All accounts, notes receivable and other receivables (other than receivables collected since the Balance Sheet Date) reflected on the Balance Sheet are, and all accounts and notes receivable of the Company at the Closing Date will be, valid, genuine and fully collectible (using commercially reasonable collection efforts) within ninety (90) days in the aggregate amount thereof, subject to normal and customary trade discounts, less any reserves for doubtful accounts recorded on the Balance Sheet. All accounts, notes receivable and other receivables of the Company at the Balance Sheet Date have been included in the Balance Sheet.

         3.19.  Taxes.

                  (a) The term "Taxes" as used herein means all federal, state, local, foreign and other net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, profits, license, lease, service, service use, withholding, payroll, employment, excise, severance, stamp, occupation, premium, property, windfall profits, customs duties, or other Taxes, fees, assessments or other charges of any kind whatever, together with any interest and any penalties, additions to Tax or additional amounts with respect thereto, and the term "Tax" means any one of the foregoing taxes. The term "Returns" as used herein, means all returns, declarations, reports, statements and other documents required to be filed in respect of Taxes, and "Return" means any one of the foregoing Returns. The term "Code" means the Internal Revenue Code of 1986, as amended. All citations to the Code, or the Treasury regulations promulgated thereunder, shall include any amendments or any substitute or successor provisions thereto.

                  (b) The Company has filed all Returns required to be filed by it by the due date for such Return and has paid all Taxes owed (whether or not shown as due on such returns) (or has paid or resolved any interest or related penalties relative to such returns), including, without limitation, all Taxes which the Company is obligated to withhold for amounts owing to employees, creditors and third parties. Adequate reserves have been established for all Taxes accrued but not yet payable. The Company has not received and Seller has not received any written notices or inquiries from any taxing authority in connection with any of the Returns that have not been successfully resolved. No waivers of statutes of limitation with respect to any of the Returns have been given by or requested from the Company. All deficiencies asserted or assessments made as a result of any examinations have been fully paid, or are fully reflected as a liability in the financial statements of the Company, or are being contested and an adequate reserve therefor has been established and is fully reflected in the financial statements of the Company. There are no liens for Taxes (other than for current taxes not yet due and payable) upon the assets of the Company. All material elections with respect to Taxes affecting the Company, as of the date hereof, are set forth in the financial statements of the Company, or are set forth on Schedule 3.19. The Company has not agreed to make any adjustment under Section 481(a) of the Code by reason of a change in accounting method or otherwise. The Company does not have and has not had a permanent establishment in any foreign country, as defined in any applicable Tax treaty or convention between the United States of America and such foreign country.

                  (c) Neither the Company nor any Seller has ever filed a consent pursuant to Section 341(f) of the Code, relating to collapsible corporations.

                           ARTICLE IV

                    ADDITIONAL REPRESENTATIONS

                     AND WARRANTIES OF SELLER

         Seller represents and warrants to, and agrees with, Buyer as of the date hereof and as of the Closing Date as follows:

         4.01. Title to and Validity of Shares. Seller has good and marketable title to and unrestricted power to vote and sell the Shares, free and clear of any Lien and, upon purchase and payment therefor and delivery to Buyer thereof in accordance with the terms of this Agreement, Buyer will obtain good and marketable title to the Shares free and clear of any Lien. All shares are registered in the name of Seller.

                             ARTICLE V

                REPRESENTATIONS AND WARRANTIES OF BUYER

Buyer hereby represents and warrants to the Company and Seller that:

         5.01. Organization and Existence. Buyer is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.

         5.02. Corporate Authorization. The execution, delivery and performance by Buyer of this Agreement and the consummation by Buyer of the transactions contemplated hereby are within the corporate powers of Buyer and have been duly authorized by all necessary corporate action on the part of Buyer. This Agreement constitutes a valid and binding agreement of Buyer.

         5.03. Governmental Authorization. The execution, delivery and performance by Buyer of this Agreement require no action by or in respect of, or filing with, any governmental body, agency, official or authority. No consent, approval, waiver or other action by any Person under any contract, agreement, indenture, lease, instrument or other document to which Buyer is party or by which it is bound is required or necessary for the execution, delivery and performance of this Agreement by Buyer or the consummation of the transactions contemplated hereby.

         5.04. Non-Contravention. The execution, delivery and performance by Buyer of this Agreement do not and will not (i) contravene or conflict with the corporate charter or bylaws of Buyer or (ii) contravene or conflict with any material provision of any material law, regulation, judgment, injunction, order or decree binding upon Buyer.

         5.05. Finders' Fees. There is no investment banker,-broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Buyer who might be entitled to any fee or commission from the Company, Seller or any or any Affiliate thereof upon consummation of the transactions contemplated by this Agreement.

         5.06. Litigation. There is no action, suit, investigation or proceeding pending against, or to the knowledge of Buyer overtly threatened against, Buyer before any court or arbitrator or any governmental body, agency or official which in any manner challenges or seeks to prevent, enjoin, alter or materially delay the transactions contemplated hereby.

         5.07. Accredited Investor. Buyer is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), or has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of an investment in the Company, or has employed the services of an independent investment advisor, attorney or accountant to read all of the documents furnished or made available by the Company and to evaluate the merits and risks of such investment on Buyer's behalf. Buyer is able to bear the economic risk of an investment in the Company, including the loss of the entire investment.

         5.08. Investment for Own Account. The Shares are being purchased by Buyer for its own account for investment and not for distribution or resale or fractionalization thereof or reselling thereof or any part thereof within the meaning of the Securities Act other than in compliance therewith or in accordance with an exemption therefrom. Buyer further represents that it understands that (i) the Shares have not been registered under the Securities Act by reason of their issuance in a transaction exempt from the registration requirements of the Securities Act, and (ii) such securities may only be transferred pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission under Section 5 of the Securities Act or an exemption from such registration.

                          ARTICLE VI

                COVENANTS OF THE COMPANY AND SELLER

         The Company and Seller agree that:

         6.01. Continued Use of Facilities. From the date hereof until the date which is 90 days after the date hereof, Seller and its Affiliates will allow the Company to utilize, in accordance with past practice, all of the Company's current facilities (including its current space in Seller's data center) rent-free. Thereafter the Company's current facilities will be rented pursuant to the letter attached as Exhibit B hereto or pursuant to a direct lease from Seller's landlord. Seller agrees to use its reasonable best efforts to obtain the consent of its landlord to lease the Company's current facility to the Company in accordance with the terms of Exhibit B.

         6.02  Non-Competition Agreement.

                  (a) The Seller agrees that for the period of two (2) years following the Closing Date, the Seller shall not directly or indirectly own, manage, control, participate in, consult with, render services for, or in any manner engage in the Business. Nothing herein shall prohibit the Seller from being a passive owner of not more than 4% of the outstanding stock of any class of a corporation which is publicly traded, so long as the Seller has no active participation in the business of such corporation. For purposes of this section, the term "Business" means distribution of market data to the financial community.

                  (b) In addition, for a period of two (2) years commencing on the Closing Date, the Seller shall not (i) induce or attempt to induce any senior manager of the Company to leave the employ of the Company, or in any way interfere with the relationship between the Company and any senior manager thereof, (ii) hire directly or through another entity any person who was a senior manager of the Company at any time during the six month period preceding the final date of the two-year term, (iii) approach any such senior manager for any of the foregoing purposes, (iv) induce or attempt to induce any customer, supplier, licensee or other business relation of the Company to cease doing business with the Company, as the case may be, or in any way interfere with the relationship between any such customer, supplier, licensee or business relation and the Company related to the Business, or (v) authorize or assist in the taking of any of the foregoing actions by any third party.

                  (c) The Seller acknowledges that the Company is capable of serving customers throughout the United States and the world. The Seller agrees that these restrictions on competition and solicitation shall be deemed to be a series of separate covenants not-to-compete and a series of separate non-solicitation covenants for each month within the specified periods, separate covenants not-to-compete and non-solicitation covenants for each state within the United States, and each county within each such state and each country in the world, and separate covenants not-to-compete for each area of competition. If any court of competent jurisdiction shall determine any of the foregoing covenants to be unenforceable with respect to the term thereof or the scope of the subject matter or geography covered thereby, such remaining covenants shall nonetheless be enforceable by such court against such other party or parties or upon such shorter term or within such lesser scope as may be determined by the court to be enforceable. If the scope of any restriction contained in this
Section 6.02 is too broad to permit enforcement of such restriction to its full extent, then such restriction shall be enforced to the maximum extent permitted by law, and the Seller hereby consents and agrees that such scope may be judicially modified accordingly in any proceeding brought to enforce such restriction. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof and this Agreement shall be construed in all respects as if such invalid or unenforceable provisions were omitted.

                  (d) Because the Seller has had access to confidential information and strategic plans of the Company of the most valuable nature, the parties agree that the covenants contained in this Section 6.02 are necessary to protect the value of the business of the Company and that a breach of any such covenant would result in irreparable and continuing damage for which there would be no adequate remedy at law. The parties agree therefore that in the event of a breach or threatened breach of this Agreement, the Company may, in addition to other rights and remedies existing in their favor, apply to any court of competent jurisdiction for specific performance and/or injunctive or other relief in order to enforce, or prevent any violations of, the provisions hereof.

                           ARTICLE VII

                        COVENANTS OF BUYER

         Buyer agrees that:

         7.01. Access. After the Closing Date, Buyer agrees to give Seller reasonable access to the books and records provided by Seller to Buyer pursuant to Section 2.04 hereof to enable Seller to make required filings with, and respond to any inquiries from, state or federal tax or other regulatory authorities.

         7.02. Indemnification. Buyer hereby agrees to indemnify and hold harmless Seller from and against any and all costs, expenses and liabilities arising out of or related to Seller's obligations under Sections 8(d) and/or 13(a) of the Agreement among Seller, the Company and Reuters America, Inc., dated May 7, 1997 ("Reuters Agreement") as in effect on the Closing Date. Seller agrees to give Buyer written notice of any claims against Seller under this Section of the Agreement and Buyer shall assume the defense of any such claims. Seller shall not settle any claims which are indemnified hereunder without the prior written consent of Buyer. Seller's failure to give timely notice of a claim hereunder shall not be a defense to Buyer's obligations hereunder.


                              ARTICLE VIII

                       COVENANTS OF ALL PARTIES

The parties hereto agree that:

         8.01. Best Efforts. Subject to the terms and conditions of this Agreement, each party will use commercially reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary or desirable under applicable laws and regulations to consummate the transactions contemplated by this Agreement. Each of Buyer and Seller, after the Closing, agrees to execute and deliver such other documents, certificates, agreements and other writings and to take such other actions as may be necessary or desirable in order to consummate or implement expeditiously the transactions contemplated by this Agreement.

         8.02. Certain Filings. The Company, Seller and Buyer shall cooperate with each other (a) in determining whether any action by or in respect of, or filing with, any governmental body, agency, official or authority is required, or any actions, consents, approvals or waivers are required to be obtained from parties to any material contracts, in connection with the consummation of the transactions contemplated by this Agreement and (b) in taking such actions or making any such filings, furnishing information required in connection therewith and seeking timely to obtain any such actions, consents, approvals or waivers.

         8.03. Public Announcements. The parties agree to consult with each other before issuing any press release or making any public statement with respect to this Agreement or the transactions contemplated hereby and, except as may be required by applicable law or any listing agreement with any national securities exchange, will not issue any such press release or make any such public statement prior to such consultation.

         8.04. Tax Treatment. The parties agree to work together with their advisors to obtain a mutually advantageous tax treatment for the transactions contemplated by this Agreement. Seller agrees that it will cooperate on such matters to Buyer's advantage so long as such cooperation does not cause Seller any disadvantage.

         8.05 Generator. Seller and Buyer agree to use commercially reasonable efforts to have the Company become a party to the Expense and Operating Sharing Agreement, dated August 1997 between Sherwood Securities Corp. and Spear, Leeds & Kellogg L.P., with the rights to receive services under such agreement. Until Buyer becomes a party to such agreement Seller shall provide Buyer with the services of the generator it requires to operate the business of the Company as currently operated and to operate a data room in the Additional Space (as defined in Exhibit B); provided that the Company shall pay any costs necessary to provide such service and Seller shall under no circumstances be obligated to increase the capacity of the generator.

                               ARTICLE IX

                                RELEASE

         9.01. Release. EXCEPT AS PROVIDED IN SECTION 5.08, ARTICLE VI, ARTICLE VII, ARTICLE VIII AND ARTICLE X AND THE PROMISSORY NOTE WHICH OBLIGATIONS ARE NOT RELEASED HEREBY, EFFECTIVE AS OF THE CLOSING, EACH OF SELLER, ON THE ONE HAND, AND BUYER (AND, AFTER THE CLOSING, THE COMPANY), ON THE OTHER HAND, DOES FOR ITSELF, AND FOR EACH OF THEIR RESPECTIVE OFFICERS, DIRECTORS, STOCKHOLDERS, EMPLOYEES, AGENTS AFFILIATES, PARTNERS, HEIRS, SUCCESSORS AND ASSIGNS, IF ANY, RELEASE AND ABSOLUTELY FOREVER DISCHARGE EACH OTHER AND THEIR RESPECTIVE OFFICERS, DIRECTORS, STOCKHOLDERS, EMPLOYEES, AGENTS AFFILIATES, PARTNERS, HEIRS, SUCCESSORS AND ASSIGNS, IF ANY, FROM AND AGAINST ALL RELEASED MATTERS. "RELEASED MATTERS" MEANS ANY AND ALL CLAIMS, DEMANDS, DAMAGES, DEBTS, LIABILITIES, OBLIGATIONS, COSTS, EXPENSES (INCLUDING ATTORNEYS' AND ACCOUNTANTS' FEES AND EXPENSES), ACTIONS AND CAUSES OF ACTION OF ANY NATURE WHATSOEVER, WHETHER NOW KNOWN OR UNKNOWN, SUSPECTED OR UNSUSPECTED, THAT EITHER BUYER OR SELLER NOW HAS, OR AT ANY TIME PREVIOUSLY HAD, OR SHALL OR MAY HAVE IN THE
FUTURE ARISING BY VIRTUE OF OR 1N ANY MATTER RELATED TO ANY ACTION OR INACTION WITH RESPECT TO THEIR MUTUAL CONTRACTUAL OR OTHER BUSINESS AFFAIRS RELATED TO THE COMPANY ON OR BEFORE THE DATE OF THIS AGREEMENT; EXCEPT ANY CLAIMS, RIGHTS OR REMEDIES AVAILABLE TO EITHER SELLER OR BUYER RESULTING FROM BUYER'S OR SELLER'S BREACH OF THIS AGREEMENT. IT IS THE INTENTION OF THE BUYER AND SELLER IN EXECUTING THIS AGREEMENT, AND IN GIVING AND RECEIVING THE CONSIDERATION CALLED FOR HEREIN, THAT THE RELEASE CONTAINED IN THIS SECTION SHALL BE EFFECTIVE AS A FULL AND FINAL ACCORD AND SATISFACTION AND GENERAL RELEASE OF AND FROM ALL RELEASED MATTERS AND THE FINAL RESOLUTION BY BUYER AND SELLER OF ALL RELEASED MATTERS. BUYER AND SELLER EACH HEREBY REPRESENTS AND WARRANTS TO EACH OTHER THAT SUCH PARTY HAS NOT VOLUNTARILY OR INVOLUNTARILY ASSIGNED OR TRANSFERRED OR PURPORTED TO ASSIGN OR TRANSFER TO ANY PERSON ANY RELEASED MATTER.

                              ARTICLE X

                            MISCELLANEOUS

         10.01. Notices. All notices and other communications which by any provision of this Agreement are required or permitted to be given shall be given in writing and shall be (a) mailed by first-class or express mail, postage prepaid, (b) sent by telex, telegram, telecopy or other form of rapid transmission, confirmed by mailing (by first class or express mail, postage prepaid) written confirmation at substantially the same time as such rapid transmission, or (c) personally delivered to the receiving party (which if other than an individual shall be an officer or other responsible party of the receiving party). All such notices and communications shall be mailed, sent or delivered as follows:

                  if to Buyer, to:
                           IPC Information Systems, Inc.
                           88 Pine Street
                           New York, New York 10005
                           Telecopy:  (212) 858-7990
                           Attention:  Terry Clontz

                  with a copy to:
                           IPC Information Systems, Inc.
                           88 Pine Street
                           New York, New York  10005
                           Telecopy:  (212) 858-7990
                           Attention:  David Walsh
                                          Daniel Utersky

                  if to the Company, to:
                           MXNet, Inc.
                           10 Exchange Place Centre
                           Jersey City, NJ  07302
                           Telecopy:  (201) 946-4498
                           Attention:  Paul Pluschkell, President

                  with a copy to:

                           National Discount Brokers Group, Inc.
                           10 Exchange Place Centre
                           Jersey City, NJ  07302
                           Telecopy: (201) 946-4510
                           Attention:  William Karsh, Executive Vice President

                  if to Seller:

                           National Discount Brokers Group, Inc.
                           10 Exchange Place Centre
                           Jersey City, NJ  07302
                           Telecopy: (201) 946-4510
                           Attention:  Laura Singer, General Counsel

         Notices shall be deemed duly delivered three business days after being sent by first class mail, postage prepaid, or one business day after being sent via a reputable nationwide express mail service. Notice delivered via any other means shall be deemed duly delivered upon actual receipt by the individual for whom such notice is intended. Any notice sent to a party hereto shall be sent simultaneously, by the same means, to such party's counsel, as set forth above.

         10.02.  Amendments; No Waivers.

                  (a) Any provision of this Agreement may be amended or waived prior to the Closing Date if, and only if, such amendment or waiver is in writing and signed by Buyer, the Company and Seller.

                  (b) No failure or delay by either party in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

         10.03. Expenses. All costs and expenses incurred in connection with this Agreement shall be paid by the party incurring such cost or expense; provided, however, that if the Closing shall occur all such costs and expenses incurred by the Company shall be paid or reimbursed by Seller.

         10.04. Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; provided that no party may assign, delegate or otherwise transfer any of his or its rights or obligations under this Agreement without the consent of the other parties hereto.

         10.05. Further Assurances. From time to time after the Closing, at the request of Buyer and without further consideration, Seller will execute and deliver to Buyer such other documents, and take such other action, at Buyer's cost and expense, as Buyer may reasonably request in order to consummate more effectively the transactions contemplated hereby and to vest in Buyer good, valid and marketable title to the Shares.

         10.06. Governing Law. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK (WITHOUT REGARD TO ITS PRINCIPLES OF CONFLICT OF LAW) APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED WITHIN SUCH STATE EXCEPT THAT INSOFAR AS THE GENERAL CORPORATION LAW OF THE STATE OF DELAWARE WOULD OTHERWISE PURPORT TO GOVERN ANY MATTER EXISTING UNDER THIS AGREEMENT, SUCH LAW SHALL GOVERN.

         10.07. Jurisdiction. ANY SUIT, ACTION OR PROCEEDING SEEKING TO ENFORCE ANY PROVISION OF, OR BASED ON ANY MATTER ARISING OUT OF OR IN CONNECTION WITH, THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY MAY BE BROUGHT IN ANY FEDERAL COURT SITTING IN THE STATE OF NEW YORK EACH OF THE PARTIES HEREBY CONSENTS TO THE JURISDICTION OF SUCH COURTS (AND OF THE APPROPRIATE APPELLATE COURTS THEREFROM) IN ANY SUCH SUIT, ACTION OR PROCEEDING AND IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING IN ANY SUCH COURT OR THAT ANY SUCH SUIT, ACTION OR PROCEEDING WHICH IS BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. PROCESS IN ANY SUCH SUIT, ACTION OR PROCEEDING MAY BE SERVED ON ANY PARTY ANYWHERE IN THE WORLD, WHETHER WITHIN OR WITHOUT THE JURISDICTION OF ANY SUCH COURT. WITHOUT LIMITING THE FOREGOING, EACH PARTY AGREES THAT SERVICE OF PROCESS ON SUCH PARTY SHALL BE DEEMED EFFECTIVE SERVICE OF PROCESS ON SUCH PARTY IT DELIVERED TO SUCH PARTY AT THE ADDRESS SPECIFIED IN SECTION 10.01.

         10.08 Waiver of Jury Trial. EACH OF THE PARTIES HERETO HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATED TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

         10.09. Counterparts; Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement shall become effective when each party hereto shall have received a counterpart hereof signed by the other parties hereto.

         10.10. Entire Agreement. This Agreement (including the exhibits and schedules hereto) constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements, understandings and negotiations, whether written or oral, between the parties with respect to the subject matter hereof. No representation, inducement, promise, understanding, condition or warranty not set forth herein has been made or relied upon by either party hereto. Neither this Agreement nor any provision hereof is intended to confer upon any Person other than the parties hereto any rights or remedies hereunder.

         10.11. Captions. The captions herein are included for convenience of reference only and shall be ignored in the construction or interpretation hereof.

         10.12. Survival of Representations and Warranties. The representations and warranties of the Company shall not survive the Closing.

         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.


                                            IPC INFORMATION SYSTEMS, INC.


                                            By:
                                            Name:
                                            Title:


                                            MXNET, INC.

                  By:
                  Name:
                  Title:
                  By:


                  NATIONAL DISCOUNT BROKERS GROUP, INC.

                  By:
                  Name:
                  Title:

                                                                 EXHIBIT 11

        NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                 COMPUTATION OF NET INCOME PER COMMON SHARE

                                                Three Months Ended February 28,
                                                     Basic                                Diluted

                                                     -------------  ------------------   ---------------- -----------------
                                                            1998                1997               1998              1997
                                                     -------------  ------------------   ---------------- -----------------
Common stock and common stock equivalents:
  Average common stock outstanding                      14,116,572         12,832,835         14,116,572        12,832,835
  Average common stock equivalents
    issuable under stock options                            -                   -                 28,021            52,939
                                                      -------------  ------------------   ---------------- -----------------

Total average common stock and common stock
  equivalents used for earnings per share computation  14,116,572          12,832,835         14,144,593        12,885,774
                                                      =============  ==================   ================ =================

Income:
    Net income from continuing operations             $ 1,516,600      $     (242,352)    $    1,516,600    $    (242,352)
    Net income from discontinued operations             2,704,085            -                 2,704,085          -
                                                      ---------------  ----------------   -------------     ---------------
            Net Income                                $ 4,220,685      $     (242,352)    $    4,220,685         (242,352)
                                                      ===============  =================  ================  ================

Net income per common and common equivalent share:
    Net income from continuing operations             $      0.11      $        (0.02)    $         0.11    $       (0.02)
    Net income from discontinued operations                  0.19               -                   0.19            -
                                                      ==============  ==================   ================ ================
            Net Income                                $      0.30      $        (0.02)    $         0.30    $       (0.02)
                                                      ==============  ==================   ================ ================


                                                                        Nine Months Ended February 28,
                                                                   Basic                                Diluted

                                                      --------------------------------------   ----------------------------------
                                                            1998                1997                 1998             1997
                                                      ------------------  ------------------   ---------------- ------------------
Common stock and common stock equivalents:
  Average common stock outstanding                     13,168,693            12,941,668         13,168,693       12,941,668
  Average common stock equivalents
    issuable under stock options                          -                     -                   85,447           50,075
                                                      ---------------  ------------------   ---------------- -------------

Total average common stock and common stock
  equivalents used for earnings per share computation  13,168,693          12,941,668           13,254,140        12,991,743
                                                      ===============  ==================   ================ =================



Income:
    Net income from continuing operations             $ 6,312,365       $   6,055,974        $   6,312,365    $    6,055,974
    Net income from discontinued operations             2,704,085            -                   2,704,085          -
                                                     ===============   ==================   ================ =================
            Net Income                                $ 9,016,450       $   6,055,974        $   9,016,450    $    6,055,974
                                                     ===============  ==================   ================ ==================

Net income per common and common equivalent share:
    Net income from continuing operations             $      0.48       $        0.47        $        0.48    $         0.47
    Net income from discontinued operations                  0.20              -                      0.20             -
                                                    ---------------     ---------------      ---------------- ----------------
            Net Income                                $      0.68       $        0.47        $        0.68    $         0.47
                                                    ===============    ==================    ================ ================





(a) The sum of the individual quarters' earnings per common share does not equal the total amount for the nine months ended February 28, 1998 or February 28, 1997 due to the effect of averaging the number of shares of common stock equivalents throughout the year.


                                          (16)