Form 10-K
period 1998-05-31
NATIONAL DISCOUNT BROKERS GROUP INC
filed 1998-08-11
CIK 811917

August 10, 1998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: National Discount Brokers Group, Inc.
      Report on Form 10-K for the Year Ended May 31, 1998

Gentlemen:

Enclosed please find the following material submitted on behalf of National Discount Brokers Group, Inc. ("Company"):

One complete copy of the Company's report on Form 10-K for the year ended May 31, 1998 including financial statements and exhibits.

Thank you for your attention to this matter.

Very truly yours,

/s/ Denise Isaac
Denise Isaac
Chief Financial Officer and
Principal Accounting Officer







--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                      Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K
         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 [X] Annual Report Pursuant To Section 13 Or 15(d)
                       Of The Securities Exchange Act Of 1934
                       For the fiscal year ended May 31, 1998
                                         Or
                 [ ] Transition Report Pursuant To Section 13 Or 15(d)
                       Of The Securities Exchange Act Of 1934
                        For the Transition Period from to

                           Commission File No. 1-9480
                      National Discount Brokers Group, Inc.
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

                                                          Name of each exchange
                    Title of each class                     on which registered
                Common Stock, $.01 par value             New York Stock Exchange

                  Securities  registered  pursuant to Section 12(g) of the Act:

                                           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 31, 1998, 14,078,089 common shares were outstanding, and the aggregate market value of the common shares of National Discount Brokers Group, Inc. held by non-affiliates was approximately $69,786,000.

                                        Documents Incorporated By Reference

          Document Incorporated                           Part of Report
               By Reference                           Into Which Incorporated
Proxy Statement for Annual Meeting to be held               Part III
            October 20, 1998

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Item 1.     Business


Introduction

National Discount Brokers Group, Inc. ("NDBG"), formerly The Sherwood Group, Inc., is a holding company whose principal wholly owned subsidiaries are Sherwood Securities Corp. ("Sherwood Securities") and Triak Services
Corp.  ("Triak"),  doing business as National  Discount Brokers  ("NDB").
NDBG and its subsidiaries and affiliate, Equitrade Partners, are referred to as the "Company".

Sherwood Securities was formed in 1968 and specializes in the market making of NASDAQ and Small-Cap securities on a wholesale basis. As a national trading firm with offices in Jersey City, New Jersey; Chicago, Illinois; Minneapolis, Minnesota; Denver, Colorado; Los Angeles, California; and Boston, Massachusetts, Sherwood Securities trades approximately 3,400 NASDAQ and Small-Cap securities as market maker and principal for its own account.
Sherwood Securities also provides limited retail brokerage services.

NDB, another registered broker-dealer, is a deep discount brokerage firm specializing in trade execution for individual investors.

NDBG and another wholly owned subsidiary, SHD Corporation ("SHD"), also own limited partnership interests in Equitrade Partners, a New York limited partnership ("Equitrade"). Such limited partnership interests aggregate approximately 72% of Equitrade's capital as of July 31, 1998. Equitrade is a registered specialist on the New York Stock Exchange ("NYSE") and, as of July 31, 1998, was a specialist in 157 equity securities.

On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services, Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. On September 5, 1997, the Company sold all of the stock of Anvil to an independent third party.

On February 13, 1998, MXNet, Inc. ("MXNet"), another wholly owned subsidiary of NDBG was sold to an independent third party.

On December 22, 1992, the Board of Directors approved a program to repurchase up to 1,500,000 shares of NDBG's common stock. The shares are to be purchased from time to time in the open market or in privately negotiated transactions. The shares will be held as treasury shares. Through May 31, 1998, 1,405,178 shares had been repurchased as part of this program, excluding shares received by the NDBG as consideration for the exercise of options to acquire common stock of the Company or to pay withholding taxes related thereto. In June 1998, the Board of Directors authorized an interim program to repurchase up to an additional 150,000 shares of the Company's common stock. From June 1, 1998 to July 31, 1998, 102,188 additional shares were repurchased under the programs.

NDBG was incorporated under the laws of Delaware in December 1981 under the name The Sherwood Equity Group Ltd. It changed its name to The Sherwood Capital Group, Inc. in 1983 and to The Sherwood Group, Inc. in 1987. In December 1997, NDBG adopted its present name. NDBG's common stock is listed on the NYSE under the symbol "NDB".

NDBG's principal executive offices are located at 10 Exchange Place Centre, Jersey City, New Jersey and its telephone number is (201) 946-2200.


Revenue by Source

The following table sets forth sources of the Company's revenues from continuing operations on a comparative basis for the periods indicated. (Certain prior year amounts have been reclassified to conform with the fiscal year ended May 31, 1998 presentation):

                                                          Fiscal Year Ended May 31,
                                          1998                           1997                          1996
                                          ----                           ----                          ----
                                     Amount            %            Amount           %            Amount           %
Firm securities
     transactions (net)         $99,776,365        60.67      $122,322,851       67.83      $129,177,423       72.12
Commission income                37,052,201        22.53        32,638,949       18.10        30,723,379       17.15
Floor brokerage
     income                      15,941,668         9.70        14,198,251        7.87        10,955,277        6.12
Equity income (loss) in
     partnerships                     1,299            -           (26,176)      (0.01)           40,106         .02
Investment securities
     gain                            63,625          .04                 -           -                 -           -
Interest and dividend
     income                       7,773,383         4.73         7,774,806        4.31         5,907,779        3.30
Fee income                        3,567,837         2.17         2,513,483        1.39         1,353,686         .76
Other income                        271,623         0.16           913,051        0.51           952,537         .53
                                    -------   ----------           -------  ----------  -------- -------  ---------

Total revenue                  $164,448,000       100.00      $180,335,215      100.00      $179,110,187      100.00
                               ============       ======      ============      ======      ============      ======



Market Making and Specialist Activities of Sherwood Securities

General. A significant portion of the Company's revenues (see "Revenue by Source") is directly related to the market making activities of Sherwood Securities. As a national market maker in NASDAQ and Small-Cap securities, Sherwood Securities acts as a wholesale dealer in the execution of transactions. In "making a market" in approximately 3,400 NASDAQ and Small-Cap securities, as of July 31, 1998, Sherwood Securities acts as a principal, and on occasion as agent, in transactions through buying, selling and maintaining an inventory in the securities in which it makes a market.

Sherwood Securities is prepared to buy or sell any of the securities in which it has elected to be a market maker. Approximately 2,600 of the securities in which Sherwood Securities is a market maker, as of July 1998, were displayed in the electronic quotation medium referred to by the acronym "NASDAQ" (National Association of Securities Dealers Automated Quotation System). The firms which have elected to make a market in a security quoted on NASDAQ display the price at which they are willing to buy (bid) or sell (ask) these securities. The market maker adjusts its bid and ask prices in response to supply, demand and other factors affecting the market for each security. Approximately 2,100 of the securities displayed on NASDAQ in which Sherwood Securities makes a market are listed on the national market system list of NASDAQ. Approximately 500 securities in which Sherwood Securities makes a market are quoted on the National Association of Securities Dealers, Inc. ("NASD") list of Small-Cap Issues.


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

Specialist activities. Until February 27, 1998, Sherwood Securities served as a specialist in 18 equity securities on the American Stock Exchange ("AMEX"). This business, which was cleared through Spear Leeds & Kellogg ("SLK"), was sold to SLK. NDBG and SHD also hold limited partnership interests aggregating approximately 72% of the capital of Equitrade, whose activity is also cleared through SLK. As of July 31, 1998, Equitrade served as a specialist in 157 equity securities on the NYSE.

Securities positions. Sherwood Securities and Equitrade take both long and short positions in the securities in which they make a market. The following table illustrates, for the fiscal years indicated, the highest, lowest and average month-end inventory at market value (based on the aggregate of the long and short position of trading securities). The following securities positions include positions held by Sherwood Securities as a specialist on the AMEX through February 1998 at which time that business was sold. See Note 4 of Notes to Consolidated Financial Statements.

   Fiscal Year                  Highest             Lowest             Average
   Ended May 31               Month End          Month End           Month End
   ------------               ---------          ---------           ---------
   1996*                    $83,622,273         58,791,795          71,981,880
   1997**                   $99,440,731         60,363,793          76,123,209
   1998***                 $181,972,487         80,097,494         102,394,228



   * Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on AMEX of $1,239,808, $555,261 and $890,693, respectively. Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on NYSE of $33,016,783, $19,440,618 and
         $24,893,510, respectively.

   ** Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on AMEX of $1,550,693, $486,011 and $952,960, respectively. Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on NYSE of $38,349,683, $19,732,920 and
         $26,225,460, respectively.

   ***Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on AMEX of $1,389,918, $837,302 and $1,079,532, respectively. Includes Highest Month End, Lowest Month End and Average Month End for positions held as a specialist on NYSE of $46,088,701, $30,829,514 and
         $39,415,284, respectively.


The securities positions on any one day may not be representative of the exposure on any other day because securities positions may vary substantially with economic and market conditions, allocations and availability of capital, and trading volume.


Investments

Venture capital investments. The Company, from time to time, makes and continues to hold investments in developing companies or companies in need of additional financing. Some of these investments are in restricted securities and, as such, may only be sold pursuant to a registration statement under the Federal Securities Act of 1933, as amended, or pursuant to an exemption from registration thereunder.

The Company, for financial reporting purposes, generally carries venture capital investments at fair value as determined by the Board of Directors of NDBG. Although the securities of certain of the companies in which the Company invested may be publicly traded, the Company's valuation of such holdings may be discounted significantly from the public market price due to restrictions on transfer, the size of the holdings or other legal, contractual or practical restrictions on disposition.

On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc., a minority owned broker-dealer. This holding represents, as of May 31, 1998, approximately 15% of the outstanding common shares of Emmett A. Larkin Company, Inc.

On August 13, 1996, the Company purchased 100,000 restricted shares of Synxis Corp. common stock from Intra Serve Corp. for $100,000.

As additional consideration for a $100,000 loan made to Eurotech, Ltd. in November 1996, Sherwood Securities received 175,000 shares of Eurotech, Ltd.
common stock. During the year ended May 31, 1998, Sherwood Securities sold 50,000 of these shares, recognizing a gain of approximately $63,000. The remaining 125,000 shares have been reflected on the statement of financial condition at their fair market value of approximately $177,000 as of May 31, 1998.

The Company also owns 260,100 shares of Astropower, Inc. common stock, acquired as part of an underwriting in 1989. This investment has been reflected on the statement of financial condition at its fair market value of approximately $2,440,000 as of May 31, 1998.

Between February and April 1998, NDB invested $500,000 for 500,000 shares of Award Track, Inc. common stock. Award Track, Inc. is currently designing a new NDB Website.

Investment in property. NDBG, through its wholly owned subsidiary, Sherwood Properties Corp., is an investor in a real estate limited partnership. This investment is estimated to have a nominal value.


Other Business

Institutional business. Sherwood Securities primarily executes securities transactions for institutional investors such as banks, mutual funds, money managers and insurance companies. Such investors normally purchase and sell securities in large quantities, which require special marketing and trading expertise provided by a staff of 54 institutional sales people. Most transactions with institutional customers involve securities in which Sherwood Securities is a market maker and are executed as principal transactions.

Retail securities business. NDB is a deep discount brokerage firm specializing in trade execution for individual investors through interactive voice response ("IVR") and internet distribution channels. NDB's strategy is to provide low cost transactions with quick execution and a higher level of service than that provided by other discount brokers. In addition, NDB, which routes certain of its orders to Sherwood Securities for execution, was created as part of a plan to capture a greater share of NASDAQ activity. As of July 31, 1998, NDB had over 120,000 customer accounts.


Interest Revenue

Sherwood Securities, NDB and Equitrade receive interest primarily from credit balances that may exist from time to time in the clearance accounts maintained with their clearing brokers. NDB also receives interest based on debit and credit balances maintained by its customers in their accounts held by NDB's clearing broker. In addition, the Company received interest from short-term investments in U.S. Treasury securities.


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

Effective January 28, 1998, Sherwood Securities clears its wholesale market-making transactions through Broadcort Capital Corporation ("Broadcort"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. Prior to that time, these services were performed by National Financial Services Corporation ("NFSC"). Broadcort also clears Sherwood Securities' customer transactions. Equitrade's NYSE transactions are cleared through SLK, which also cleared Sherwood Securities' AMEX transactions through February 27, 1998, at which time that business was sold. The Sherwood Securities clearing agreement with Broadcort is for an indefinite period of time and may be terminated upon 180 days prior written notice by either party. The Equitrade clearing agreement with SLK is for an indefinite period of time and may be terminated upon 35 days prior written notice by either party.

NDB's transactions are cleared through the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"). The NDB clearing agreement with Pershing has a two-year term ending in September 1999, subject to earlier rights of termination.

Until it was sold by the Company on September 5, 1997, Anvil's transactions were cleared through Pershing and Broadcort.


Personnel

As of July 31, 1998, the Company had 572 full-time employees of which 359 are salespeople, traders and trading assistants. Included in the preceding employee counts are NDB's 219 full-time employees of which 106 are sales personnel and Equitrade's 60 full-time employees of which 53 are trading personnel. None of the Company's personnel are covered by a collective bargaining agreement. The Company considers its relations with its personnel to be satisfactory.

Sherwood Securities' sales and trading personnel, NDB's sales personnel and Equitrade's trading personnel, and certain members of management of such activities are required to take examinations given by the NASD. In certain circumstances, additional examinations are required in order for sales and trading personnel to be qualified to do business in various states. Through August 1997, Sherwood Securities' traders and salespeople were paid a percentage of trading profits as compensation. Beginning in September 1997, traders and certain sales personnel are paid under a new "Annual Trading/Sales Production Guarantee" program, based on a number of factors and subject to an annual review. NDB's registered representatives work on a salary basis. Except for Equitrade's general partners who are paid on a draw basis, Equitrade's trading personnel work on a salary basis.

Effective April 6, 1993, the Executive Committee of the Board of Directors decided that in addition to whatever normal vacation time to which an employee is entitled, all full-time employees (except employees of Equitrade) who have completed five years of employment may take a four-week paid sabbatical. Such sabbatical must be taken within one year after the employee's fifth anniversary. Sabbaticals may also be taken for each subsequent five-year period of employment completed. In addition, Sherwood Securities has usually assumed any trading losses incurred in a trader's account during a trader's sabbatical.


Competition

While Sherwood Securities is one of several broker-dealers whose principal activity has been making markets in a broad range of NASDAQ and Small-Cap securities for its own account, there are many other broker-dealers making markets in these securities. Sherwood Securities generally has one or more competing market makers for each security in which it makes a market. Sherwood Securities competes primarily on the basis of price, its experience in market making, its relationship with its customers, the availability of its dedicated private communications system and its ability to effect large transactions in an orderly manner. Additional competition has arisen from Electronic Communications Networks and the Instinet trading market, which enable buyers and sellers to interact more directly, and allow for trading without the market maker.

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


Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. However, certain regulatory matters have been delegated to self-regulatory organizations ("SRO"), such as the National Association of Securities Dealers ("NASD"). The designated SRO for Sherwood Securities and NDB is the NASD, while the designated SRO for Equitrade is the NYSE. These SROs adopt rules (which are subject to approval by the SEC) governing certain aspects of the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. As of July 31, 1998, Sherwood Securities was registered with the SEC, the NASD, and in 20 states and Washington, D.C. As of July 31, 1998, NDB was registered with the SEC, the NASD and in all 50 states, Washington, D.C. and the Commonwealth of Puerto Rico. As of July 31, 1998, Equitrade was registered with the SEC and the NYSE.

The legal and compliance departments of NDBG, Sherwood Securities, NDB and Equitrade are responsible for the oversight of the Company's compliance with the applicable laws and regulations. The legal and compliance departments work with trading personnel in implementing new regulatory procedures, maintaining the required trading records, maintaining appropriate files, and monitoring trading activity, among other activities. The legal and compliance departments also handle all contacts with the various regulatory agencies, on both state and federal levels. These duties are diverse and range from giving comments on proposed legislation to responding to requests for information regarding trading activity. Other areas in which the legal and compliance departments are active are the registration of associated persons and responding to customer inquiries.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, recordkeeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and SROs, or changes in the interpretation of enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs and state securities commissions may conduct administrative proceedings, which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and securities markets rather than protection of creditors and stockholders of broker-dealers.

Changes in regulations pertaining to NASDAQ may have a material effect on Sherwood Securities' over-the-counter trading activities. In August 1996, the SEC adopted certain new rules known as the limit order handling rules, which alter the manner in which orders for securities are handled. These rules became effective on January 20, 1997 and have been phased in for additional NASDAQ stocks during 1997. These rules, and other rules that have been proposed, as well as regulatory actions and changes in market practices have had, and may continue to have, an adverse impact on Sherwood Securities' transaction revenues, profit margin and on the manner in which it conducts its business.

Further discussion regarding legal and regulatory matters is contained in Item 3, below.


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

The Company carries brokers' blanket bonds covering Sherwood Securities and NDB for loss or theft of securities, forgery of checks and drafts, embezzlement, certain employee misconduct and misplacement of securities. Such bonds provide total coverage of $1,000,000 for Sherwood Securities and $500,000 for NDB. The bonds each contain deductibles of $10,000.


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

In addition, Equitrade, as a specialist on the NYSE, is subject to regulations pursuant to which it may be required to stabilize, or participate in the stabilization of certain securities on that exchange. In the event Equitrade is required to stabilize the price of securities which are declining in value, whether as a result of a declining market or otherwise, it could suffer substantial losses.


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

The stated minimum dollar requirement for Sherwood Securities and NDB, which have elected the alternative method, is $1,000,000 and $250,000, respectively. The stated minimum dollar requirement for Equitrade, which has elected the basic method, is $250,000. On July 10, 1997, SHD filed its notice of withdrawal from registration as a broker-dealer with the SEC. As such, SHD is no longer required to compute net capital.

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

Compliance with the Rule may limit the operations of Sherwood Securities, NDB and Equitrade that require the use of significant amounts of capital, such as market making activities. Further, assets of the Company, which are included in the Company's minimum net capital are not available for distribution to the shareholders of the Company in the form of dividends or otherwise. See Note 14 of Notes to Consolidated Financial Statements. Sherwood Securities, NDB and Equitrade are presently in compliance with the net capital requirements. Failure to maintain the required net capital may subject a broker-dealer to suspension of business and may ultimately require its liquidation.

Sherwood Securities and NDB have been granted exemptions by the NASD from the computation for determination of reserve requirements for broker-dealers. The exemptions were granted pursuant to Rule 15c3-3(k)(2)(ii). During the period from June 1, 1997 through May 31, 1998, Sherwood Securities and NDB were in compliance with the conditions of this exemption.



Item 2.     Properties


Sherwood Securities' and NDBG's office and trading facilities occupy approximately 36,600 square feet of space at 10 Exchange Place Centre, Jersey City, New Jersey 07302 under a lease signed in December 1994. This lease commenced on January 1, 1995 and expires on January 31, 2007. Sherwood Securities' obligation to pay base rent began on May 13, 1997. The obligation for any operating escalations, as defined in the lease agreement, was effective as of January 1, 1995. Commencing May 13, 1997, base rent on the new space is approximately $1,025,000 per annum to July 31, 2000 and $1,172,000 from August 1, 2000 to January 31, 2007.

NDB's office and sales facilities are located at 7 Hanover Square, New York, New York 10004 under a lease signed in March 1996. This lease, for approximately 36,000 square feet, commenced on April 1, 1996 and expires on September 29, 2008. NDB's obligation to pay base rent began on April 1, 1997. The obligation for any real estate tax and operating escalations, as defined in the lease agreement, was effective as of April 1, 1996. Commencing April 1, 1997, base rent on the new space is approximately $718,000 per annum.

See Note 15 to the Company's Consolidated Financial Statements for additional information concerning other leases to which the Company is a party.



Item 3.     Legal Proceedings and Contingencies

Many aspects of the business of the Company involve substantial risks of potential liability. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class action suits that generally seek substantial damages. Companies engaged in the underwriting and distribution of securities are exposed to substantial liability under federal and state securities laws. The Company is, from time to time, involved in proceedings with, and investigations by, governmental and self-regulatory agencies.

NDBG's subsidiaries, and in some cases NDBG, have been named as defendants in lawsuits and arbitrations and are the subject of investigations that allege, among other things, violations of Federal and state securities laws and other laws. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. Except as set forth below, although there can be no assurance that such lawsuits, arbitrations and investigations involving the Company are not likely to have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits, arbitrations and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company.

On April 9, 1997, Sherwood Securities entered into a settlement agreement (the "Settlement Agreement") with Plaintiffs' co-lead counsel on behalf of the class plaintiffs in the case In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS) currently pending in the United States District Court for the Southern District of New York (the "Court"). The Settlement Agreement provided for payment by Sherwood Securities of $4,375,000 per percentage point of its market share of the "Defendants' Market" which was defined as the 35 NASDAQ ("National Association of Securities Dealers Automated Quotations") market-maker defendants' total number of shares traded as market-makers in the Class Securities (a designated list of NASDAQ securities) during the period from May 1, 1989 to May 27, 1994. Sherwood Securities' agreed market share of the Defendants' Market was estimated in the Settlement Agreement, as amended, at 2.10%, which resulted in a total principal payment obligation of $9,187,500. The Settlement Agreement provided for the payment of the verified amount in two installments. On April 23, 1997, Sherwood Securities made an installment payment in the amount of $4,593,750. The remaining balance of $4,926,797, including $333,047 of interest, was paid on April 9, 1998. The Settlement Agreement provides for a release by "Class Members" of "Released Claims" against Sherwood Securities and certain related persons and affiliates as such terms are defined in the Settlement Agreement. The Settlement Agreement has been preliminarily approved by the Court but is still subject to final approval.

On July 16, 1996, Sherwood Securities entered into a Stipulation and Order resolving a civil complaint filed in the United States District Court for the Southern District of New York (the "Complaint") by the United States Department of Justice ("DOJ") alleging that Sherwood Securities and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. The Complaint alleges, among other things, that NASDAQ market makers reached a common understanding to adhere to a "quoting convention" relating to the manner in which bids and asks would be displayed on NASDAQ. The relief sought in the Complaint was a declaration that the defendants have violated Section 1 of the Sherman Act, as well as injunctive relief and such other relief as the court deemed appropriate. In entering into the Stipulation and Order, Sherwood Securities did not admit that the DOJ's allegations were correct, but that it would not engage in certain types of activities in connection with its NASDAQ market making and it undertook specified steps to assure compliance with the agreement. The Stipulation and Order was approved by the United States District Court of the Southern District of New York following a public hearing, but the District Court's decision has been appealed to the United States Court of Appeals for the Second Circuit. There can be no assurance that that United States Court of Appeals will affirm the District Court's decision or even if affirmed, whether the determination of the United States Court of Appeals will be further appealed.

In addition, the Company's results for the year ended May 31, 1998, reflect a non-tax deductible charge to establish a reserve for the SEC's investigation In the Matter of Certain Market Making Activities on NASDAQ, HO-2974, based upon management's assessment of the status and reasonably likely outcome of the investigation with respect to the Company.



Item 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1998.




                                                      PART II

Item 5.    Market for NDBG's Common Stock and Related Security Holder Matters.

NDBG trades its common stock on the NYSE under the symbol "NDB." Prior to December 12, 1997, the symbol had been "SHD". There were approximately 4,000 holders of record of NDBG's common stock at July 31, 1998. As of such date, the closing sales price per share for NDBG's common stock was $11.00.

The following table sets forth the high and low sales price per share for NDBG's common stock for each quarterly period within the two most recent fiscal years as reported by the New York Stock Exchange:


                                              Sales Prices
 Quarter Ended                          High                 Low
 -------------                          ----                 ---
 August 31, 1996                     12.0000             10.2500
 November 30, 1996                   11.0000              9.5000
 February 28, 1997                   10.7500              9.2500
 May 31, 1997                        12.3750              9.7500
 August 31, 1997                     18.5000             12.5000
 November 30, 1997                   16.1875             11.6250
 February 28, 1998                   13.5000             10.0000
 May 31, 1998                        12.3125             11.0000


There were no cash dividends declared on the common stock of NDBG in the two-year period ended May 31, 1998. Funds available for distribution to shareholders of NDBG in the form of dividends are limited to the extent assets of the Company are utilized to meet the minimum net capital requirements of Sherwood Securities, NDB and Equitrade under Rule 15c3-1 promulgated by the SEC. See "Business - Net Capital and Customer Reserve Requirements".



Item 6.     Selected Consolidated Financial Data.

The following selected consolidated financial data for the Company for each of the five years in the period ended May 31, 1998 should be read in conjunction with the respective financial statements and related notes thereto, and the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. All amounts are in thousands, except per share amounts. Certain prior year amounts have been reclassified to conform with the fiscal year ended May 31, 1998 presentation.







                                                                Year Ended May 31,

                                            1998            1997            1996        1995 (b)            1994
                                            ----            ----            ----        --------            ----
Operating Data:
Revenues                                $164,448        $180,335        $179,110        $101,672         $88,196

Income from
continuing
   operations before income               19,436          19,287          35,217          17,773          17,812
   taxes

Income taxes                               9,358           9,152          15,263           3,532           1,661

Net income from
   continuing operations                  10,078          10,135                                          16,151
                                                                      19,954          14,241

Income (loss) from
operations
   of discontinued operations,             (821)           (855)             178             374             446
   net of taxes

Gain from sale of discontinued
   operations, net of taxes                2,704              --              --              --              --

Net income (a)                            11,960           9,280          20,132          14,615          16,597

Per Share Data (c):
Basic:
Income from continuing
   operations, net of taxes                  .75             .79            1.57            1.14            1.28

Income (loss) from
  operations of discontinued operations,
  net of taxes                              (.06)           (.07)            .02             .03             .03


Gain from sale of discontinued
   operations, net of taxes                  .20              --              --              --              --

Net income                                   .89             .72            1.59            1.17            1.31

Diluted:
Income from continuing
   operations, net of taxes                  .75             .79            1.51            1.04            1.17

Income (loss) from
  operations of discontinued operations,
  net of taxes                              (.06)           (.07)            .01             .03             .03


Gain from sale of discontinued
   operations, net of taxes                  .20              --              --              --              --

Net income                                   .89             .72            1.52            1.07            1.20

Balance Sheet Data:
Total assets                             188,474         160,161         143,255         113,031          77,616

Common stockholders'  equity             125,428          92,274          86,570          65,978          53,311
Book value per share-basic (c)              9.34            7.16            6.82            5.27            4.21
Book value per share-diluted (c)            9.29            7.13            6.56            4.83            3.86
Dividends                                     --              --              --              --              --


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



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                               Results of Operations

Fiscal 1998 Compared to Fiscal 1997

The results of continuing operations the Company for the year ended May 31, 1998 reflect primarily the activities of Sherwood Securities, NDB and Equitrade. Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

On February 13, 1998, MXNet, Inc. ("MXNet"), a wholly owned subsidiary of NDBG was sold. In addition, Sherwood Securities sold its AMEX specialist business in February 1998 for $325,000. Net loss from operations of these discontinued operations for the year ended May 31, 1998 was $821,000 (net of a tax benefit of $229,000). For the year ended May 31, 1997, the net loss from operations of these discontinued operations was $855,000 (net of a tax benefit of $440,000). (See "Note 13 - Discontinued Operations".)

The Company had a net profit for the year ended May 31, 1998 of $11,960,000, compared to a net profit of $9,280,000 for the year ended May 31, 1997. Exclusive of litigation settlement charges of $9,188,000, in 1997, and associated professional fees, net of reduced bonus and tax expenses, net profit for the Company would have been $13,155,000 for the year ended May 31, 1997. The Company's fiscal year 1998 results include a non tax-deductible charge based upon management's assessment of the status and reasonably likely outcome of the SEC investigation described in Item 3, above.

Total revenue (from continuing operations) for the Company decreased by approximately $15,887,000, or 9%, from $180,335,000 in 1997 to $164,448,000 in
1998.

Most of the Company's revenue arises from firm securities transactions. Revenue from firm securities transactions decreased although overall trading volume increased approximately 32% for the year ended May 31, 1998, when compared with the year ended May 31, 1997 as trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the SEC and the NASD, such as the limit order handling rules, have resulted in an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, the new limit order display rules, increased volatility in the marketplace and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per ticket.

The Company's commission income (exclusive of affiliated entities) increased primarily due to a 31% increase in customer average daily tickets. Offsetting some of this increase is a continued shift in the way customers trade with NDB. Throughout the year ended May 31, 1998, more customers traded utilizing the Company's lower-priced, automated systems, Power Broker(TM) and Webstation(TM), as opposed to using higher costing live representatives.

Floor brokerage income increased by $1,744,000, or 12%, from $14,198,000 in 1997 to $15,942,000 in 1998. This increase was the result of increases in both the volume of transactions and an increase in the number of stocks for which the Company acts as a specialist. The specialist business increased in part as a result of the Company's acquisition on May 2, 1997 of SHD (formerly Dresdner-NY Incorporated) which added 54 stocks to the Company's specialist list

For the year ended May 31, 1997, the principal portion of equity income in partnerships was an equity loss from the Company's 49% limited partnership interest it held in the Anvil Joint Venture. For the year ended May 31, 1998, Anvil's results were consolidated with those of the Company until Anvil was sold on September 5, 1997.

Interest and dividend income remained constant for the two years, decreasing slightly from $7,775,000 in 1997 to $7,773,000 in 1998, although the sources of interest income varied. Interest income increased due to the growing margin debits and free credits balances that customers retain with our clearing broker. Meanwhile, interest income decreased primarily due to reduced average amounts of cash being available for investment.

Fee income increased by $1,055,000, or 42%, from $2,513,000 in 1997 to $3,568,000 in 1998. The increases are due to the Company receiving higher Rule 12b-1 fees from money market funds as customers' balances in those funds have increased, as well as an increase in the negotiated rates used to calculate the fees rebated thereon. Finally, in connection with the sale of the AMEX specialist business, fees were received for certain consulting services performed during the transition period for the purchaser.

Total expenses (from continuing operations) decreased $17,476,000, or 11%, from $156,722,000 in 1997 to $139,246,000 in 1998. Exclusive of the litigation settlement charges of $9,188,000 and associated professional fees, net of reduced bonus expense, total expenses for the year ended May 31, 1997, would have been $149,271,000, resulting in a decrease of 7% versus the year ended May 31, 1998. The reasons for the decrease in expenses are set forth below.

Clearing and related charges decreased by $7,517,000 from $57,282,000 in 1997 to $49,765,000 in 1998. The decrease is due primarily to lower correspondent fees being paid based upon the overall size and type of order flow received. Also contributing to the decrease are lower per ticket clearance charges due to newly negotiated rates.

Compensation and benefits decreased $3,939,000 from $58,110,000 in 1997 to $54,171,000 in 1998. The decrease was primarily due to lower commissions paid to traders because of the decrease in firm securities transactions.

Communication expenses, which include market data services, decreased by $965,000 from $11,160,000 in 1997 to $10,195,000 in 1998. The decrease was mainly due to the upgrade of the Powerbrokersm IVR System and development of an in-house quote server.

Advertising costs increased $143,000 from $2,802,000 in 1997 to $2,945,000 in 1998 due to additional media buys.

Occupancy costs and equipment rental decreased $92,000 from $2,681,000 in 1997 to $2,589,000 in 1998. The decrease is attributable to a decrease for NDB which, last year, incurred rent concurrently, from November 1997, on two main office locations as it awaited the move of its headquarters to 7 Hanover Square in New York City. In addition, the closing of NDB's branch offices as of October 31, 1997 has led to a reduction in rent expense.

Professional fees decreased by $1,954,000 from $3,534,000 in 1997 to $1,580,000 in 1998. During the year ended May 31, 1997, the Company incurred approximately $535,000 in legal, accounting and investment banker fees and expenses, financial institution commitment fees and out-of-pocket expenses in connection with the Company's review of a possible acquisition which was not consummated. The Company also incurred additional legal fees in connection with the litigation settlement negotiations and the entry into the Settlement Agreement in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS). See Item 3, "Legal Proceedings". These prior year expenses did not recur to the same extent in the current fiscal year, leading to the reduction in professional fees.

Depreciation and amortization increased by $2,630,000 from $4,551,000 in 1997 to $7,181,000 in 1998. The increase was primarily due to depreciation and amortization incurred on fixed asset, leasehold improvement and computer software additions by the Company aggregating approximately $6,400,000 during the year ended May 31, 1998, as well as a full year's expense on $11,000,000 of additions during the prior year.

Travel and entertainment expense decreased $46,000 from $1,858,000 in 1997 to $1,812,000 in 1998. The decrease is primarily due to cost control measures.

Repairs and maintenance expense increased by $1,058,000 from $954,000 in 1997 to $2,012,000 in 1998. The increase is primarily due to maintenance service contract fees paid in order to maintain infrastructures as the original warranties on the various systems expire.

Interest expense increased $370,000 from $429,000 in 1997 to $799,000 in 1998 and primarily represents an increase in interest on capital paid to minority partners and interest paid by Equitrade on its subordinated debt.

Litigation settlement, for the year ended May 31, 1997, represents charges in connection with the Settlement Agreement. See Item 3, Legal Proceedings.

Other expenses  increased  $2,023,000  from  $4,174,000 in 1997 to $6,197,000 in
1998. The increase is primarily attributable to increases in public relations expenses regarding NDBG's name change, customer accomodations related to trade executions, employment agency fees and certain expense accruals in connection with the reasonably likely outcome of the SEC investigation. See Item 3, "Legal Proceedings".

Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company, during the years ended May 31, 1998 and May 31, 1997.

The Company's effective tax rate increased from approximately 47% for the year May 31, 1997 to approximately 48% for the year ended May 31, 1998. The increase in effective tax rate is due primarily to the non-deductibility of certain expense accruals for tax purposes in the current year.

In addition, in the fiscal year ended May 31, 1997, the Company recorded for financial statement purposes, the unpaid expense incurred in connection with the Settlement Agreement. Such unpaid expense was deemed by the Company to be nondeductible for income tax purposes in the fiscal year ended May 31, 1997, as the economic performance rules had not been met and the Company, therefore, has recorded a deferred tax benefit for the future tax deductibility. For the year ended May 31, 1998, deferred tax expenses principally relate to the reversal of the prior year's tax benefit as the remaining balance due under the Settlement Agreement, as amended, was paid during the year ended May 31, 1998. The Company can take a deduction on the current year's tax returns for this payment. In conjunction with the remaining deferred tax asset that the Company has reflected on its consolidated statements of financial condition, the Company has not booked any valuation allowance due to management's judgment of the likelihood of realization.


Fiscal 1997 Compared to Fiscal 1996

The results of continuing operations for the year ended May 31, 1997 reflect primarily the activities of Sherwood Securities, NDB and Equitrade. Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1998 presentation. In addition, the results of operations of the AMEX specialist business of Sherwood Securities and of MXNet, each of which was sold by the Company during February 1998, have been segregated and reflected as discontinued operations on the consolidated statements of income. As such, the individual line items comprising revenue and expenses from continuing operations have been adjusted to exclude the operations of the discontinued operations. Net loss from operations of these discontinued operations for the year ended May 31, 1997 was $855,000 (net of a tax benefit of $440,000). For the year ended May 31, 1996, the net income from operations of these discontinued operations was $178,000 (net of tax expense of $136,000). (See "Note 13 - Discontinued Operations".)


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

Revenue (from continuing operations) increased by approximately $1,225,000, or 1%, from $179,110,000 in 1996 to $180,335,000 in 1997.

Most of the Company's income arises from firm securities transactions. Sherwood Securities' profits from firm securities transactions (excluding those of its AMEX specialist business) decreased $5,200,000, or 4%, from $122,691,000 in 1996 to $117,491,000 in 1997 although its overall trading volume increased approximately 1% for the year ended May 31, 1997, when compared with the year ended May 31, 1996 as trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the SEC and the NASD, such as limit order protection, have resulted in an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, the new limit order display rules, increased volatility in the marketplace and increased SOES activity have also been factors in the decrease in trading profits per ticket. As previously described in Item 1, "Regulation", these changes may have an adverse impact on Sherwood Securities' trading profits.

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

Floor brokerage income increased by $3,243,000, or 30%, from $10,955,000 in 1996 to $14,198,000 in 1997. This increase was the result of increases in both the volume of Equitrade's transactions and an increase in the number of stocks in which Equitrade is the specialist. The increase from 94 stocks at May 31, 1996 to 149 stocks at May 31, 1997 was due principally to the acquisition, on May 2, 1997, of SHD Corporation (formerly Dresdner-NY Incorporated) which added 54 stocks to Equitrade's specialist list.

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

Fee income  increased by  $1,159,000  from  $1,354,000  in 1996 to $2,513,000 in
1997. The increase is due to larger Rule 12b-1 fees received from money market funds as NDB's customers' balances in those funds have increased since the prior year.

Total expenses (from continuing operations) increased $16,458,000, or 12%, from $140,264,000 in 1996 to $156,722,000 in 1997. Exclusive of the litigation settlement charge of $9,188,000 and associated professional fees, net of reduced bonus expense, total expenses for the year ended May 31, 1997 would have been $149,271,000, an increase of 6% from the prior year. The reasons for the increase in expenses are set forth below.

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

Compensation and benefits increased $1,156,000 from $56,954,000 in 1996 to $58,110,000 in 1997. The increase was primarily due to higher salaries for additional employees hired (principally due to the expansion of NDB) offset by decreases in both traders' commissions and in executive and staff bonuses. The decrease in Sherwood Securities' trading profits led to the reduction in commissions while the overall reduced profitability of the Company accounted for the decrease in bonuses.

Communication expenses increased by $392,000 from $10,768,000 in 1996 to $11,160,000 in 1997. The increase was mainly due to an increase in the activities of NDB, primarily the expansion of its toll-free customer quotation service and an increase in trading volume.

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

Professional fees increased by $1,291,000 from $2,243,000 in 1996 to $3,534,000 in 1997. During the year ended May 31, 1997, the Company incurred approximately $535,000 in legal, accounting and investment banker fees and expenses, financial institution commitment fees and out-of-pocket expenses in connection with the Company's review of a possible acquisition which was not consummated. The Company also incurred additional legal fees in connection with the litigation settlement negotiations and the entry into the Settlement Agreement. See Item 3, "Legal Proceedings".

Depreciation and amortization increased by $562,000 from $3,989,000 in 1996 to $4,551,000 in 1997. The increase was primarily due to depreciation and amortization incurred on fixed asset and leasehold improvement additions by the Company aggregating approximately $11,000,000 during the year ended May 31, 1997.

Travel and entertainment expense increased $356,000 from $1,502,000 in 1996 to $1,858,000 in 1997. The increase is primarily due to additional entertaining of customers by Sherwood Securities' institutional sales force.

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

Other expenses increased $762,000 from $3,412,000 in 1996 to $4,174,000 in 1997.
The increase is primarily attributable to increases in public relations expenses and in the cost of research associated with soft dollar transactions. Also contributing to the increase is the assumption of costs related to the advent of a debit card program for preferred customers of NDB. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size.

Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company and its subsidiary, SHD, during the years ended May 31, 1997 and May 31, 1996.

The Company's effective tax rate increased from approximately 43% for the year May 31, 1996 to approximately 47% for the year ended May 31, 1997. The difference in rates is due to several factors. During the year ended May 31, 1996, the Company recognized certain tax benefits primarily related to employee compensation arrangements, which were not available during the year ended May 31, 1997. In addition, as a result of significant capital additions during the year ended May 31, 1997 for NDB, the Company's consolidated state income tax rate increased.

In addition, the Company recorded for financial statement purposes, the unpaid expense incurred in connection with the settlement agreement in the fiscal year ended May 31, 1997. Such unpaid expense is deemed by the Company to be nondeductible for income tax purposes in the fiscal year ended May 31, 1997, as the economic performance rules have not been met. The Company has, therefore, recorded a deferred tax benefit for the future tax consequences of events that have been recognized in its financial statements but not yet included in its tax returns, based upon enacted tax laws and rates, subject to management's judgment that realization of the tax benefit is more likely than not. For the year ended May 31, 1997, deferred taxes principally relate to the future deductibility of the expense for the settlement agreement that the Company has recorded and which is expected to be paid. In conjunction with the deferred tax asset the Company has recorded, the Company has booked a valuation allowance of approximately $155,000 due to management's judgment of the likelihood of realization.


 Fiscal 1996 Compared to Fiscal 1995

The results of continuing operations for the year ended May 31, 1996 reflect primarily the activities of Sherwood Securities, NDB and Equitrade. Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1998 presentation. In addition, the results of operations of the AMEX specialist business of Sherwood Securities and of MXNet, each of which was sold by the Company during February 1998, have been segregated and reflected as discontinued operations on the consolidated statements of income. As such, the individual line items comprising revenue and expenses from continuing operations have been adjusted to exclude the operations of the discontinued operations. Net income from operations of these discontinued operations for the year ended May 31, 1996 was $178,000 (net of tax expense of $136,000). For the year ended May 31, 1995, the net income from operations of these discontinued operations was $374,000 (net of tax expense of $93,000). (See "Note 13 - Discontinued Operations".)

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

Revenue (from continuing operations) increased by approximately $77,438,000, or 76%, from $101,672,000 in 1995 to $179,110,000 in 1996.

Most of the Company's income arises from firm securities transactions. Sherwood Securities' profits from firm securities transactions (excluding those of its AMEX specialist business) increased $47,073,000, or 62%, from $75,618,000 in
1995 to $122,691,000 in 1996 and its overall trading volume increased approximately 69% for the year ended May 31, 1996, when compared with the year ended May 31, 1995. However, trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the SEC and the NASD have caused an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, increased volatility in the marketplace, capacity constraints and increased SOES activity have also been factors in the decrease in trading profits per ticket.

The Company's commission income increased by $16,311,000, or 113%, from $14,412,000 in 1995 to $30,723,000 in 1996. The increase is principally due to the fact that NDB's volume of transactions increased by 143% in the year ended May 31, 1996 when compared with the previous year.

Floor brokerage income increased by $9,125,000, or 499%, from $1,830,000 in 1995 to $10,955,000 in 1996. This increase is due to a full year of operations of Equitrade being consolidated into the Company's operations. In addition, the number of stocks in which Equitrade is the specialist has increased when compared to the prior year.

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

Fee income  increased by $959,000  from  $395,000 in 1995 to $1,354,000 in 1996.
The increase is due to larger Rule 12b-1 fees received from mutual funds as NDB's customers' balances in those funds have increased since the prior year.

Total expenses increased $57,134,000, or 69%, from $83,130,000 in 1995 to $140,264,000 in 1996. The reasons for the increase in expenses are set forth below.

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

Compensation and benefits increased $26,104,000 from $30,850,000 in 1995 to $56,954,000 in 1996. The increase was primarily due to higher commissions paid to Sherwood Securities' traders due to increased trading profits and higher bonuses accrued as a result of greater overall profits of the Company as compared to the prior year. Also, there was an increase in office salaries and related benefits due primarily to NDB's larger staff size.

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

Depreciation and amortization increased by $2,383,000 from $1,606,000 in 1995 to $3,989,000 in 1996. The increase was primarily due to depreciation and amortization incurred on fixed asset and leasehold improvement additions of approximately $10,000,000 and $3,000,000 for Sherwood Securities and NDB, respectively, during the year ended May 31, 1996. In addition, in connection with Sherwood Securities' abandonment of its former New York City office, $641,000 of fixed assets and leasehold improvements were written off.

Travel and entertainment expense increased $274,000 from $1,228,000 in 1995 to $1,502,000 in 1996 and reflects primarily the entertaining of customers by the institutional sales force.

Repairs and maintenance expense increased by $116,000 from $438,000 in 1995 to $554,000 in 1996. The increase is primarily due to the inclusion of a full year of Equitrade's operations in the results for the year ended May 31, 1996.

Interest expense increased $270,000 from $51,000 in 1995 to $321,000 in 1996 and represents interest on capital paid by Equitrade to its minority partners and interest paid by Equitrade on its subordinated debt.

Other expenses  increased  $1,624,000  from  $1,788,000 in 1995 to $3,412,000 in
1996. The increase is primarily attributable to an increase in the costs associated with registering the sales staff of NDB with the various states and regulatory agencies. Also, during the year ended May 31, 1996 the Company incurred increases in public relations expenses and in the cost of research associated with soft dollar deals. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size.

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



Liquidity and Capital Resources

The Company's tangible assets are highly liquid, but subject to market price fluctuation, with more than 72% consisting of cash or assets readily convertible into cash (principally firm securities positions, receivables from brokers and cash). The Company's operations have generally been financed by internally generated funds. In addition, at May 31, 1998, margin account borrowings of approximately $254,000,000 were available to the Company from its clearing brokers.

NDBG's broker-dealer subsidiaries, Sherwood Securities, NDB and Equitrade are subject to the minimum net capital requirement of the SEC which is designed to measure the general financial soundness and liquidity of brokers. As of May 31, 1998, Sherwood Securities, NDB and Equitrade had approximately $35,739,000,
$3,568,000 and $29,902,000 in excess of the minimum required net capital requirements, respectively, representing increases of $17,698,000 for Sherwood Securities, $1,519,000 for NDB and $1,772,000 for Equitrade, from the prior year. The increase for Sherwood Securities resulted primarily from loans repaid by NDBG and from the year's net income. The increase in NDB's excess net capital was principally the result of the year's net income. Equitrade's excess net capital increase was principally due to fiscal year 1998 net income offset by distributions made to partners. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses which are more severe than those imposed on most other businesses.

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

From time to time, the Company has needed to borrow funds in connection with its trading activities. The Company currently has no committed lines of credit and, in the past, such borrowings were done on an "as needed" basis.

On December 5, 1997, the Company entered into an agreement with IAT Reinsurance Syndicate Ltd. ("IAT"), a Bermuda corporation, for the sale of 1,500,000 shares of the Company's common stock at $12.875 per share. IAT, an entity controlled by investor Peter A. Kellogg, received shares from the Company's treasury stock. The transaction increased Mr. Kellogg's beneficial ownership of the Company's common stock from approximately 8% to 17.8%. The proceeds from the transaction of approximately $19,300,000, which were received by the Company on December 8, 1997, are being used for general corporate purposes and marketing activities to support the expansion of NDB.

Fixed assets and computer software of approximately $4,364,000 were purchased and placed into service by NDB during the year ended May 31, 1998 in connection with the upgrade of NDB's technological infrastructure.

The Company anticipates that it will spend an additional $3,500,000 and $500,000 over the next year for the ongoing upgrades of NDB's and Sherwood Securities' technological infrastructures, respectively, and intends to finance these upgrades out of internally generated funds.

Cash flows from the Company's investment activities are directly related to market conditions.

On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc., a minority owned broker-dealer. This holding represents, as of May 31, 1998, approximately 15% of the outstanding common shares of Emmett A. Larkin Company, Inc.

On November 22, 1996, the Company loaned $100,000 to Eurotech Ltd. In addition to a promissory note bearing interest at the rate of 12% per annum, the Company received 175,000 shares of Eurotech Ltd. common stock. The loan was repaid in full on March 2, 1998. During December 1997 and January 1998, an aggregate of 50,000 shares of this common stock was sold with the Company recognizing a gain of approximately $64,000.

During the year ended May 31, 1997, the Company made two loans of $3,000,000 each to NDB, in the form of subordination agreements. These funds were expended in order for NDB to maintain adequate regulatory capital levels. The Company will make additional loans or contributions to its broker-dealer subsidiaries, as necessary, to ensure regulatory compliance

In December 1992, the Company announced it would buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. Through May 31, 1998, 1,405,178 shares had been repurchased, of which 53,696 were repurchased during fiscal 1998. In June 1998, the Board of Directors authorized an interim program to repurchase up to an additional 150,000 shares of the Company's common stock. From June 1, 1998 to July 31, 1998, 102,188 additional shares were repurchased under the programs. The source of funds for these purchases was internally generated.


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



Impact of the Year 2000 Issue

Certain of the Company's systems have potential operational problems in connection with applications that contain a date and/or use a date in a comparative manner as the date transitions into the Year 2000. The Company has a comprehensive program to identify and remediate potential problems related to the Year 2000 in its information systems and infrastructure. In addition, the Company has initiated formal communications with all of its significant external interfaces to determine their own potential problems and plans related to the Year 2000, although management presently has no assurance that such plans will be implemented on a timely basis. The inability of the Company or significant external interfaces of the Company to adequately address year 2000 issues could cause disruption of the Company's business operations.

Many of the Company's systems are Year 2000 compliant, or have been scheduled for replacement in the Company's ongoing systems plans. The Company has incurred and expensed approximately $40,000 during the fiscal year ended May 31, 1998 related to the assessment of, and preliminary efforts in connection with, its Year 2000 program and remediation plan. Future spending for software modifications and testing required for Year 2000 are currently estimated to be approximately $500,000 with the majority expected to be incurred in the fiscal year ended May 31, 1999. The Company's target date for completing its Year 2000 modifications is December 31, 1998 with additional testing and refinements to identified systems planned for 1999.



Forward Looking Statement

Statements regarding the Company's expectations as to its future operations and financial condition and certain other information contained in this Form 10-K or in documents incorporated herein by reference constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operation, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include a general downturn in the economy, changes in the level of activity of securities markets in which the Company participates, changes in government policy or regulation and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations.


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




                                                     PART III

Item 10.    Directors and Executive Officers of the Company.

The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 20, 1998 is hereby incorporated by reference.




Item 11.    Executive Compensation.

The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" and "Company Performance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 20, 1998 is hereby incorporated by reference.






Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 20, 1998 is hereby incorporated by reference.



Item 13.    Certain Relationships and Related Transactions.

The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 20, 1998 is hereby incorporated by reference. See also, "Recent Developments."




                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            (a)      Financial Statements

                     Reference is made to page F-1 for a list of all financial statements and schedules filed as part of this report.

            (b) During the last quarter of the year ended May 31, 1998, the Company filed no reports on Form 8-K.

            (c)      Exhibits

                     The exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the
                     Exhibit Index beginning on page E-1.






                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                           Consolidated Financial Statements

                                              May 31, 1998, 1997 and 1996


                                     (With Independent Auditors' Report Thereon)

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                      Index to Consolidated Financial Statements




                                                                                                        Page

Independent Auditors' Report                                                                            F-2


Consolidated Financial Statements and Notes:

      Consolidated Statements of Financial Condition -
         May 31, 1998 and 1997                                                                       F-3 to F-4

      Consolidated Statements of Income -
         Years ended May 31, 1998, 1997 and 1996                                                     F-5 to F-6

      Consolidated Statements of Changes in Stockholders' Equity -
         Years ended May 31, 1998, 1997 and 1996                                                         F-7

      Consolidated Statements of Cash Flows -
         Years ended May 31, 1998, 1997 and 1996                                                     F-8 to F-11

      Notes to Consolidated Financial Statements                                                    F-12 to F-27


The following financial statement schedule is submitted herein on the pages indicated below:

         Schedule I - Condensed Financial  Statements of the Registrant (Parent)
             - May 31, 1998 and 1997
             and Years ended May 31, 1998, 1997 and 1996                                             S-1 to S-6


All other financial statement schedules and supplementary data are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or the notes thereto.

                                             Independent Auditors' Report


The Board of Directors and Stockholders of
National Discount Brokers Group, Inc.:


We have audited the accompanying consolidated statements of financial condition of National Discount Brokers Group, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1998, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Discount Brokers Group, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP

New York, New York
July 15, 1998

                                       NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                 AND SUBSIDIARIES

                                 Consolidated Statements of Financial Condition

                                                 May 31, 1998 and 1997





                                  Assets                                             1998               1997
                                                                                     ----               ----

Cash                                                                          $       1,039,121         3,033,818
Funds segregated for customers                                                               -             29,203
Receivables:
    Brokers and dealers                                                              67,742,508        58,047,183
    Other (note 11)                                                                     727,099           599,725

Securities owned, at market value (note 4)                                           67,969,111        45,696,436
Investment securities available for sale, at market value                             2,615,000                -
Investment securities not readily marketable,
    at fair value                                                                     1,001,320           501,320
Investment in partnerships (note 3)                                                          -             12,984
Loans and notes receivable (note 11)                                                    760,409           830,589
Furniture, fixtures, equipment, and leasehold
    improvements - at cost, net of accumulated
    depreciation and amortization (note 6)                                           18,011,262        20,263,511
Computer software - at cost, net of accumulated
    amortization of $1,388,843 at May 31, 1998 and
    $929,942 at May 31, 1997                                                          2,683,635         1,853,693
Intangible assets, net of accumulated
    amortization of $1,275,041 at May 31, 1998
    and $535,853 at May 31, 1997 (note 3)                                             5,988,770         6,727,958
Exchange memberships (market value $9,243,500
    at May 31, 1998 and $7,957,750 at May 31, 1997) (note 7)                          7,416,496         7,416,496
Subordinated notes receivable (note 9)                                                3,500,000         3,000,000
U.S. Treasury obligations, held as collateral                                         7,667,463         7,815,254
Deferred tax asset (note 8)                                                             282,886         2,220,472
Other assets                                                                          1,068,534         2,112,083
                                                                                 --------------   ---------------

                  Total assets                                                $     188,473,614       160,160,725
                                                                                 ==============   ===============


                                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                               AND SUBSIDIARIES

                       Consolidated Statements of Financial Condition, Continued






              Liabilities and Stockholders' Equity                                   1998               1997
                                                                                     ----               ----

    Securities sold, not yet purchased, at market
       value (note 4)                                                              $ 28,687,486        25,129,290
    Accounts payable and accrued expenses,
       including  compensation payable to officers
       and employees of $11,216,667 at May 31, 1998
       and $11,831,551 at  May 31, 1997 (note 15)                                    20,203,279        31,734,213
    Secured demand notes payable (note 9)                                             3,500,000         3,000,000
    Income taxes payable (note 8)                                                     1,189,260           302,501
    Minority interest in Equitrade                                                    9,465,741         7,720,236
                                                                                 --------------   ---------------

                  Total liabilities                                                  63,045,766        67,886,240
                                                                                 --------------   ---------------

Commitments and contingencies (notes 15 and 16)

Stockholders' equity (notes 10 and 14):
    Preferred stock - $.01 par value; 1,000,000 shares
       authorized, none issued                                                               -                 -
    Class A common stock - $.01 par value;
       50,000,000 shares authorized at May 31, 1997 and
       none authorized at May 31, 1998, none issued                                          -                 -
    Common stock - $.01 par value; 50,000,000 shares
       authorized, 14,343,201 shares issued at May 31,
       1998 and 1997                                                                    143,432           143,432
    Additional paid-in capital                                                       65,050,817        57,189,985
    Unrealized gain on securities available for sale                                  2,615,000                -
    Retained earnings                                                                59,176,152        47,215,833
                     ----------------------------------------------------------------------    -------------
                                                                                    126,985,401        104,549,250

    Less:  Treasury stock - at cost, 162,924 shares at
           May 31, 1998 and 1,648,536 shares at
           May 31, 1997                                                              (1,557,553)      (12,274,765)
                                                                                 --------------   ---------------

                  Total stockholders' equity                                        125,427,848        92,274,485
                                                                                 --------------   ---------------

                  Total liabilities and stockholders' equity                  $     188,473,614       160,160,725
                                                                                 ==============   ===============


See accompanying notes to consolidated financial statements.

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES
                                           Consolidated Statements of Income
                                        Years ended May 31, 1998, 1997 and 1996


                                                                      1998              1997              1996
--------------------------------------------------------------------------------------------------------------
Revenue:
    Firm securities transactions - net                          $      99,776,365      122,322,851       129,177,423
    Commission income                                                  37,052,201       32,638,949        30,723,379
    Floor brokerage income                                             15,941,668       14,198,251        10,955,277
    Equity income (loss) in partnerships (note 3)                           1,299          (26,176)           40,106
    Investment securities gains realized                                   63,625               -                 -
    Interest and dividends                                              7,773,383        7,774,806         5,907,779
    Fee income                                                          3,567,837        2,513,483         1,353,686
    Other                                                                 271,622          913,051           952,537
                     --------------------------------------         -------------       ----------       ----------

                  Total revenue                                       164,448,000      180,335,215       179,110,187
                                                                  ---------------   --------------  ----------------

Expenses:
    Clearing and related brokerage charges                             49,765,223       57,282,285        55,631,233
    Compensation and benefits (notes 10, 12 and 15)                    54,170,954       58,109,668        56,954,322
    Communications   10,194,681                                        11,159,958       10,767,515
    Depreciation and amortization                                       7,180,689        4,550,796         3,988,767
    Advertising costs                                                   2,945,195        2,801,700         1,724,117
    Occupancy costs and equipment rental (note 14)                      2,589,282        2,681,439         3,165,851
    Professional fees                                                   1,579,552        3,533,937         2,243,338
    Travel and entertainment                                            1,811,812        1,858,191         1,502,228
    Repairs and maintenance                                             2,012,389          954,072           553,521
    Interest                                                              798,949          429,378           320,812
    Litigation settlement (note 16)                                            -         9,187,500                -
    Other                                                               6,197,019        4,173,560         3,412,424
                     ------------------------------------------       -----------      ------------     ------------

                  Total expenses                                      139,245,745      156,722,484       140,264,128
                                                                  ---------------   --------------   ---------------

                  Income before minority interest
                     and income taxes                                  25,202,255       23,612,731        38,846,059

Income of Equitrade allocated to minority partners                     (5,766,440)      (4,326,095)       (3,628,986)
                                                                  ---------------   --------------   ---------------

                  Income from continuing operations
                     before income taxes                               19,435,815       19,286,636        35,217,073

Income taxes (note 8)                                                   9,358,242        9,151,897        15,263,076
                                                                  ---------------   --------------   ---------------

                  Net income from continuing operations                10,077,573       10,134,739        19,953,997
                                                                  ---------------   --------------   ---------------

Discontinued operations (notes 8 and 13):
    Income (loss) from discontinued operations
       (net of taxes)                                                    (821,339)        (855,046)          177,931
    Gain on sale of discontinued operations, net                        2,704,085               -                 -
                                                                  ---------------   --------------   --------------
                                                                        1,882,746         (855,046)          177,931
                                                                  ---------------   --------------   ---------------

                  Net income                                   $       11,960,319        9,279,693        20,131,928
                                                                  ===============   ==============   ===============

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES
                                    Consolidated Statements of Income, Continued
                                        Years ended May 31, 1998, 1997 and 1996



                                                                      1998              1997              1996
--------------------------------------------------------------------------------------------------------------

    equivalent share (a)
    Basic:
       Net income from continuing operations                          $ .75              .79              1.57
       Loss from discontinued operations
          (net of taxes)                                               (.06)            (.07)              .02
       Gain on sale of discontinued operations
          (net of taxes)                                                .20                -                -
                                                                        ---               ---              --

                  Net income                                          $ .89              .72              1.59
                                                                        ===             ====              ====

Weighted average common shares outstanding                            13,432,726       12,890,926        12,699,428
                                                                  ==============    =============    ==============

    Diluted:
       Net income from continuing operations                          $ .75               .79             1.51
       Loss from discontinued operations
          (net of taxes)                                               (.06)             (.07)             .01
       Gain on sale of discontinued operations
          (net of taxes)                                                .20                 -              -
                                                                        ---                ---            --

                  Net income                                          $ .89               .72             1.52
                                                                        ===               ===             ====

Weighted average common shares outstanding                            13,501,346        12,946,007       13,201,412
                                                                  ==============     =============   ==============


(a) The sum of the individual quarters' earnings per common share does not equal the total amount for the year ended May 31, 1998 due to the effect of averaging the number of shares of common stock equivalents throughout the year.


See accompanying notes to consolidated financial statements.
                                     F-6

                               NATIONAL DISCOUNT BROKERS GROUP, INC.
                                       AND SUBSIDIARIES

                     Consolidated Statements of Changes in Stockholders' Equity

                             Years ended May 31, 1998, 1997 and 1996



                                                                       Unrealized
                                                                         gain on
                                                           Additional  securities
                                       Common     Common     paid-in    available    Retained   Treasury     Treasury
                                       shares      stock     capital     for sale    earnings    shares        stock      Total

Balance at May 31, 1995              14,343,201  $143,432  58,134,052       -      17,804,212  (2,033,490)(10,104,195) $ 65,977,501

Net income                                -         -           -           -      20,131,928       -           -        20,131,928

Issuance of treasury stock upon
   exercise of options                    -         -      (1,175,262)      -           -       1,346,000   7,184,518     6,009,256

Acquisition of treasury stock             -         -           -           -           -        (625,979) (5,549,130)   (5,549,130)

Balance at May 31, 1996              14,343,201   143,432  56,958,790       -      37,936,140  (1,313,469) (8,468,807)   86,569,555

Net income                                                                  -       9,279,693                             9,279,693

Acquisition of treasury stock                                               -                    (429,094) (4,462,830)   (4,462,830)

Issuance of treasury stock upon
     exercise of options                                      231,195       -                      94,027     656,872       888,067

Balance at May 31, 1997              14,343,201   143,432  57,189,985       -      47,215,833  (1,648,536)(12,274,765)   92,274,485

Net income                                                                  -      11,960,319                            11,960,319

Unrealized gain                                                        2,615,000                                          2,615,000

Acquisition of treasury stock                                               -                    (309,146) (3,757,376)   (3,757,376)

Sale of treasury stock                                      7,023,900       -                   1,500,000  12,243,600    19,267,500

Issuance of treasury stock upon
     exercise of options                                      836,932       -                     294,758   2,230,988     3,067,920

Balance at May 31, 1998              14,343,201 $ 143,432  65,050,817  2,615,000   59,176,152    (162,924) (1,557,553) $125,427,848


See accompanying notes to consolidated financial statements.


                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                         Consolidated Statements of Cash Flows

                                        Years ended May 31, 1998, 1997 and 1996





                                                                      1998               1997               1996
----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income from continuing operations                    $        10,077,573        10,134,739          19,953,997
    Net income (loss) from discontinued operations                      (821,339)         (855,046)            177,931

    Non-cash items included in net income:
       Equity (income) loss in partnerships                               (1,299)           26,176             (40,106)
       Depreciation and amortization                                   7,797,133         4,891,324           4,079,015
       Gain on sale of investment
          securities not readily marketable                              (63,625)               -                   -
       Income of Equitrade allocated to
          minority partners                                            5,766,440         4,326,095           3,628,986
       Provision for deferred taxes                                    1,937,586        (2,220,472)                 -
       Loss on sale of subsidiary                                             -            123,006                  -
       Tax benefit related to employee compensation
          arrangements                                                        -                 -            4,490,000

    (Increase) decrease in operating assets:
       Funds segregated for customers                                     29,203           (29,203)                 -
       Receivables:
          Brokers and dealers                                         (9,695,325)       23,344,762         (30,825,770)
          Other                                                         (266,289)          (78,693)           (265,818)
       U.S. Treasury obligations held as collateral                      147,791           (32,740)             89,337
       Securities owned, at market value                             (22,272,675)       (9,733,796)          9,595,915
       Other assets                                                      900,905          (457,385)            138,418

    Increase (decrease) in operating liabilities:
       Securities sold, not yet purchased, at
          market value                                                 3,558,196         4,790,211          (5,797,653)
       Accounts payable and accrued expenses                         (12,786,419)        6,814,638           7,138,010
       Income taxes payable                                             (322,518)       (4,987,878)          3,972,470
                                                                 ---------------    ---------------     --------------

                Net cash (used in) provided by
                   operating activities                              (16,014,662)       36,055,738          16,334,732
                                                                 ---------------    --------------      --------------


                                       NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                 AND SUBSIDIARIES

                                Consolidated Statements of Cash Flows, Continued


                                                                       1998                1997               1996
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sales of investment securities
       not readily marketable                                 $           63,625                -                   -
    Payment for purchase of investment securities
       not readily marketable                                           (500,000)         (100,000)                 -
    Loans made and notes issued to employees and
       officers                                                          (60,000)         (237,652)         (1,738,840)
    Principal collected on notes receivable                              233,124           104,321           1,683,617
    Purchases of furniture, fixtures and
       equipment and leasehold improvements                           (4,949,659)      (11,429,602)        (12,556,959)
    Purchases of computer software                                    (1,842,745)       (1,413,233)           (537,136)
    Acquisition of intangible asset                                                     (4,128,024)                 -
    Payment for purchase of non-compete
       agreement                                                              -           (188,780)                 -
    Sale/(purchase) of subsidiaries (net of cash,
       intangibles and exchange memberships
       acquired)                                                       6,600,000        (6,311,493)                 -
    Purchase of exchange memberships                                          -         (6,250,000)                 -
    Issuance of subordinated note                                             -           (500,000)                 -
    Principal collected on subordinated note                                  -            500,000                  -
    Other                                                                (38,917)            5,150              31,000
                                                                    ------------        ---------         ------------

          Net cash used in investing activities                         (494,572)      (29,949,313)        (13,118,318)
                                                                 ---------------    --------------      --------------

Cash flows from financing activities:
    Sale of treasury stock                                            19,267,500                -                   -
    Purchase of treasury stock                                          (614,281)       (3,569,937)         (2,061,876)
    Proceeds from exercise of options                                         -                 -              635,000
    Capital contribution by minority interest                            275,086           185,658              29,575
    Capital withdrawals by minority interest                          (4,296,021)       (1,849,025)         (1,942,273)
                                                                 ---------------    --------------      --------------

          Net cash provided by (used in)
              financing activities                                    14,632,284        (5,233,304)         (3,339,574)
                                                                 ---------------    --------------      --------------

          Net increase (decrease) in cash                             (1,876,950)          873,121            (123,160)

Cash acquired due to consolidation of:
    Equitrade as of March 1, 1995                                             -                 -                   -
    Anvil as of January 24, 1997                                              -             22,740                  -
    SHD Corporation as of May 2, 1997                                         -          1,667,644                  -
Cash surrendered on sale of MXNet                                       (117,747)               -                   -

Cash at beginning of year                                              3,033,818           470,313             593,473
                                                                 ---------------    --------------      --------------

Cash at end of year                                           $        1,039,121         3,033,818             470,313
                                                                 ===============    ==============      ==============

                                      NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows, Continued


Supplemental disclosures of cash flow information:
     Income tax payments totaled $7,510,410, $15,946,000 and $6,948,770 during the years ended May 31, 1998, 1997 and 1996, respectively.

     Interest payments totaled $1,129,763, $658,276 and $890,495 for the years ended May 31, 1998, 1997 and 1996, respectively.

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

     During September 1997, the Company sold all of the stock of its subsidiary, Anvil Institutional Services, Inc., and received a note in the amount of $102,945 which is due in December 1998.

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

                                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                               AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows, Continued



     During October 1997, Equitrade entered into a $500,000 subordination agreement with an unrelated party. The note has a stated interest rate of 4% and a maturity date of October 1, 1998.

See accompanying notes to consolidated financial statements.

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements

                                              May 31, 1998, 1997 and 1996



(1)    Organization and Business

       National Discount Brokers Group, Inc. ("NDBG") and its subsidiaries (formerly known as The Sherwood Group, Inc.) (the "Company") are primarily engaged in the securities business and in providing related financial services. NDBG has a principal registered broker-dealer wholly owned subsidiary, Sherwood Securities Corp. ("Sherwood Securities"). Triak Services Corp., doing business as National Discount Brokers ("NDB"), is another registered broker-dealer, and wholly owned subsidiaryof NDBG. On January 24, 1997, the Company acquired, from its joint venture partner, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. The Company, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. MXNet, Inc. was a company specializing in the delivery of market data to trading firms and whose other services included end-of-day pricing, internet access, trading room contingency services, and off-floor trading services.

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

       On February 13, 1998, MXNet, Inc. ("MXNet"), another wholly owned subsidiary of NDBG was sold. In addition, on February 27, 1998, Sherwood Securities sold its American Stock Exchange ("AMEX") specialist business. See "Note 13 - Discontinued Operations".

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

                                        NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                 AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements, Continued


(2),  Continued

       (c) Securities owned and securities sold, not yet purchased, are carried at the last quoted "bid" and "ask" prices, respectively. The resulting difference between cost and market value is included in firm securities transactions - net in the consolidated statements of income. U.S. Treasury obligations are carried at market value.

              In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity.

              During February 1998 and March 1998, certain available-for-sale equity securities appreciated due to the entities' successful initial public offerings. As such, the Company has reflected these securities at fair market value on the consolidated statements of financial condition. The unrealized gain of $2,615,000 associated with marking these securities to fair market value is reflected as a separate component of stockholders' equity on the consolidated statements of financial condition.

       (d) For all subsidiaries, except MXNet for the period until it was sold, furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of five to ten years. Computer software is amortized using the straight-line method over its estimated useful life of three years. Leasehold improvements are amortized using the straight-line method over the terms of the leases or the useful lives of the improvements, whichever is less. MXNet depreciated all furniture, fixtures, equipment and computer software over three years.

       (e) Certain prior year amounts have been reclassified to conform with the fiscal year ended May 31, 1998 presentation.

       (f)    Deferred   income  taxes  are   recognized   for  the  future  tax
              consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

       (g) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       (h) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), for periods beginning after December 15, 1995. SFAS No. 121 requires that long lived

                                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                               AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements, Continued



(2),  Continued

        (h) assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances would indicate that the carrying amount of an asset may not be recoverable. Management of the Company believes that there were no events or changes in circumstances that would indicate that the carrying amounts as of May 31, 1998, of its long-lived and intangible assets may not be recoverable.

       (i) In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), for periods beginning after December 15, 1995. SFAS No. 123 replaces the current standard used to calculate compensation expense in regard to stock-based compensation, Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, compensation expense would be recorded on the date of an option grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 permits an entity to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (j) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), for periods ending after December 15, 1997. Statement 128 replaces the current standard used to calculate primary earnings per share, Accounting Principles Board Opinion No. 15 ("APB 15"). Statement 128 requires a calculation of basic earnings per share, as well as a dual presentation of basic and diluted earnings per share on the face of the statement of income. Basic earnings per share differs from primary earnings per share under APB 15 in that dilution for common stock equivalents is excluded.


(3)    Investment in Partnerships

       On May 2, 1997, SHD contributed to Equitrade all its assets, except cash and broker receivables, and liabilities to Equitrade for a 38.4% limited partnership interest in the net profits and net losses from the specialist activities associated with the contributed assets. Among the assets contributed was an intangible asset for $4,150,000 paid by NDBG as additional purchase price for the right to specialize in these securities. The intangible asset is being amortized on a straight line basis over ten years.

       NDBG is a special limited partner in Equitrade. In connection with certain transactions which took place in 1995 and are discussed below, NDBG issued Equitrade an additional $10,000,000 in subordinated debt. This transaction, in conjunction with previously issued subordinated debt of $2,000,000 and the special limited partnership interest, led to the
                                      F-14

                                NATIONAL DISCOUNT BROKERS GROUP, INC.
                                           AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued



(3),  Continued

       determination that consolidation was required commencing March 1995. Prior to this determination, the Company accounted for Equitrade on an equity basis. In accordance with the terms of the amended and restated partnership agreement dated May 2, 1997, except for certain specialist positions, the net profits and losses of Equitrade are allocated to its partners prior to the amortization of restrictive covenants and other partnership intangibles. The first $800,000 of net profits, or the pro rata part thereof if less than a period of twelve months, is allocated 100% to NDBG. Net profits in excess of $800,000, or the pro rata part thereof if less than a period of twelve months, are allocated 60% to NDBG. NDBG is entitled to 30% of the net profits and net losses from a portion of the Equitrade portfolio acquired in May 1995 and 38.4% of the net profits and net losses of the specialist activities of SHD which were contributed to Equitrade.

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

       On September 5, 1997, NDBG sold all of the stock of Anvil Institutional Services, Inc. ("Anvil") for $217,000, which approximated book value. In connection with the sale, NDBG's $250,000 subordinated loan agreement with Anvil was cancelled. As such, NDBG liquidated the $300,000 face value of U.S. Treasury securities that had been pledged as collateral for the agreement and such funds were transferred back to NDBG.


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

                                   NATIONAL DISCOUNT BROKERS GROUP, INC.
                                              AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements, Continued



(4),  Continued

       Marketable securities owned and sold, not yet purchased, consist of securities as follows:

                  Securities owned                                                 1998             1997
                  ----------------                                               ----             ----

                  Corporate equities                                     $     67,969,111        40,183,144
                  U.S. Government obligations                                          -          5,513,292
                                                                            -------------     -------------
                           Total                                         $     67,969,111        45,696,436
                                                                            =============     =============

                  Securities sold, not yet purchased

                  Corporate equities                                           28,687,486        25,129,290
                                                                            -------------     -------------
                           Total                                         $     28,687,486        25,129,290
                                                                            =============     =============

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

       Sherwood Securities and Equitrade conduct substantially all their principal trading activities through broker-dealers based in the New York Metropolitan area. At May 31, 1998, all principal security positions were in the possession or control of their clearing brokers. Credit exposure may result in the event that Sherwood Securities' or Equitrade's clearing brokers are unable to fulfill their contractual obligations. The subsequent settlement of open positions at May 31, 1998 had no material adverse effect on the financial position of Sherwood Securities or Equitrade.

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


(5)    Cash and Securities Segregated Under Federal and Other Regulations

       Sherwood Securities and NDB have been granted exemptions by the National Association of Securities Dealers, Inc. ("NASD") from the computation for determination of reserve requirements for broker-dealers under subparagraph (k)(2)(ii) of the Securities

                                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                               AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements, Continued




(5),  Continued

       and Exchange Commission's ("SEC") Rule 15c3-3. Under the (k)(2)(ii) exemption, Sherwood Securities and NDB execute all customer transactions through a clearing broker and do not maintain custody of customer funds or securities. Sherwood Securities and NDB were in compliance with the conditions of this exemption during the years ended May 31, 1998, 1997 and 1996.


(6)    Furniture, Fixtures, Equipment and Leasehold Improvements

       Furniture, fixtures, equipment and leasehold improvements consisted of the following:

                                                                                           May 31,
                                                                                1998              1997

                  Furniture, fixtures and equipment                      $     26,325,316        24,890,286
                  Leasehold improvements                                        3,518,709         3,047,594
                                                                            -------------     -------------
                                                                               29,844,025        27,937,880

                  Less accumulated depreciation
                      and amortization                                         11,832,763         7,674,370
                                                                            -------------     -------------

                                                                         $     18,011,262        20,263,510
                                                                            =============     =============


(7)    Acquisition of SHD Corporation (Formerly Dresdner-NY Incorporation)

       On May 2, 1997, NDBG acquired 100% of the stock of Dresdner-NY Incorporated (subsequently renamed SHD Corporation), a NYSE specialist firm, from Dresdner Bank AG for the purchase price of $15,261,493 which included four NYSE seats with a market value of $4,800,000. The purchase price resulted in an intangible asset amounting to $4,150,000 which is being amortized on a straight line basis over 10 years. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of SHD Corporation are included in the accompanying consolidated statement of income from the acquisition date.

       Presented below are unaudited pro forma combined results of operations of the Company and Dresdner-NY Incorporated. Amounts presented for the years ended May 31, 1997 and 1996 give effect to the acquisition of Dresdner-NY Incorporated as if the transaction was consummated at the beginning of each of the periods presented.

                                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements, Continued


(7), Continued

                  (In thousands, except share data)

                                                                                 Years ended May 31,
                                                                               1997               1996

                Revenues                                                 $      182,891            187,071
                Net income                                                        8,406             20,512
                Net income per common share                              $         0.65               1.55

                Shares used in computation                                   12,941,287         13,200,867

       The unaudited pro forma combined results of operations is presented for comparative purposes only and is not necessarily indicative of the actual results that would have occurred if the acquisition had been consummated at the beginning of the periods presented, or of future operations of the combined companies under the ownership and management of the Company.


(8)    Income Taxes

       The Company will file its consolidated Federal and combined state and local income tax returns (inclusive of all subsidiaries except Equitrade) based on a May 31, 1998 year end.

       The current Federal, state and local income tax provisions for the years ended May 31, 1998, 1997 and 1996 have been provided based on the appropriate tax computation for each jurisdiction.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At May 31, 1998, the Company had net deferred tax assets which are primarily due to differences in reserves and expenses, allowable for book and tax purposes. Management of the Company has not established a valuation allowance because it concluded that it was more likely than not that the benefit would be realized.

       The provisions for income taxes included in the accompanying consolidated statements of income are as follows:

                                                                            Years ended May 31,
                                                                1998              1997              1996
                                                                ----              ----              ----

          Federal:
              Current                                      $     5,351,081         7,672,751         12,257,332
              Deferred expense (benefit)                         1,022,050        (1,203,645)                -
                                                              ------------    --------------     -------------

                                                           $     6,373,131         6,469,106         12,257,332
                                                                 =========    ==============     ==============

                                      NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements, Continued



(8), Continued

                                                                            Years ended May 31,
                                                                1998              1997              1996

       State and local:
          Current                                          $     2,069,575         3,699,618        3,005,744
          Deferred expense (benefit)                               915,536        (1,016,827)              -
                                                              ------------    --------------    ------------

                                                                 2,985,111         2,682,791        3,005,744
                                                              ------------    --------------    -------------

                                                           $     9,358,242         9,151,897       15,263,076
                                                              ============    ==============    =============

       Discontinued operations:
          Federal:
              Current expense (benefit)                    $      (214,648)         (447,340)         109,299
                                                              ------------    --------------     ------------

          State and local:
              Current expense (benefit)                            (13,934)            7,424           26,802
                                                              ------------    --------------     ------------

                                                           $      (228,582)         (439,916)         136,101
                                                              ============    ==============     ============

       A reconciliation of the differences between the income tax provisions and the amounts computed by applying the statutory Federal income tax rate is as follows:

                                                                            Years ended May 31,
                                                                1998               1997             1996

       Statutory provision on pretax income               $      6,802,535          6,750,323        12,325,976

       State and local taxes, net of Federal tax                 1,940,322          1,743,814         1,953,734

       Tax effect of meals and entertainment
           and club dues                                           124,804            242,785           193,967

       Other - net                                                 490,581            414,975           789,399
                                                             -------------      -------------    --------------

                  Income tax provision                    $      9,358,242          9,151,897        15,263,076
                                                             =============      =============    ==============


(9)    Subordination Agreements

       On March 23, 1992, Equitrade entered into three subordination agreements in the aggregate amount of $3,000,000. Such notes are due on March 23, 1999 and contain a yearly automatic roll-over provision. In connection with these agreements, the lenders pledged marketable securities with a market value in excess of $3,000,000.

       On October 1, 1997, Equitrade entered into a $500,000 subordination agreement. Such note is due on October 1, 1998 and contains a yearly automatic roll-over provision. In connection with this agreement, the lender pledged treasury securities with a market value in excess of $500,000.

                                NATIONAL DISCOUNT BROKERS GROUP, INC.
                                         AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements, Continued

 (10)  Common Stock and Stock Options

       (a) On October 24, 1995, the stockholders of the Company approved The Sherwood Group, Inc. 1995 Stock Option ( the "1995 Plan") allowing for the issuance of up to 767,200 shares of the Company's common stock pursuant to stock options and permitting the issuance of stock appreciation rights in connection with the issuance of stock options. On October 21, 1997, the stockholders of the Company approved an amendment to the 1995 Plan to increase by 420,000 the number of shares of the Company's common stock for which options and stock appreciation right may be granted thereunder from 767,200 shares to 1,187,200 shares. The Compensation Committee, pursuant to the 1995 Plan, has issued to employees exercising options under the 1983 Plan and the 1995 Plan new options (reload options) in an amount equal to the number of shares of common stock of the Company used to satisfy the exercise price and the withholding taxes due upon exercise of the options. Generally, reload options granted under the 1995 Plan have provided for vesting six months after the date of grant. Other options granted under the 1995 Plan have provided for vesting over three years after the date of grant. At May 31, 1998, 163,930 shares were available for future grant under the 1995 Plan. The following table summarizes transactions in stock options granted under the 1983 Plan and the 1995 Plan during the three years ended May 31, 1998:

                                                                                     Optioned shares
                                                                          Number of             Exercise price
                                                                           shares                  per share

                  Balance at May 31, 1995                                   1,346,000     $   1.00  -  $3.625
                      Options exercised                                    (1,346,000)        1.00  -   3.625
                      Options granted - reload                                394,697         7.9375 - 9.1875
                                                                        -------------         ---------------
                  Balance at May 31, 1996                                     394,697         7.9375 - 9.1875
                      Options exercised                                       (94,027)        7.9375 - 9.1875
                      Options granted - reload                                 88,187                  10.125
                      Options granted - original                               77,000         11.000 - 11.375
                                                                        -------------         ---------------
                  Balance at May 31, 1997                                     465,857         7.9375 - 11.375
                      Options exercised                                      (294,758)        7.9375 - 10.125
                      Options granted - reload                                255,450         12.1875 - 13.25
                      Options granted - original                              276,150                   13.50
                      Options cancelled                                       (68,214)          8.625 - 13.50
                                                                        -------------      ------------------
                  Balance at May 31, 1998                                     634,485     $    8.8125 - 13.50
                                                                        =============      ==================

       (b) The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the option plan in the years ended May 31, 1998, 1997 and 1996, respectively: dividend yield of 0%, 0% and 0%, expected volatility of 37.00%, 34.49% and 37.28%, risk-free interest rate ranging from 4.92% to 6.50%, 4.92% to 6.50% and 4.92% to 5.54%, and expected lives of 3 years.
                                      F-20

                                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                AND SUBSIDIARIES

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

              For purposes of pro forma disclosures the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The Company's pro forma net income and net income per share is as follows for the years ended May 31, 1998 and 1997:

                                                                                 Years Ended May 31
                                                                   --------------------------------
                                                                        1998              1997            1996
                                                                        ----              ----            ----

                 As reported                                    $      11,960,319        9,279,693       20,131,928
                 Fair value of options on grant
                    date as compensation expense                         (672,646)        (346,631)        (362,666)
                                                                   --------------     ------------   --------------

                 Proforma                                       $      11,287,673        8,933,062       19,769,262
                                                                   ==============     ============       ==========

              Net income per common share:
              Basic:
                 As reported                                          $   0.89             0.72            1.59
                 Fair value of options on grant
                    date as compensation expense                         (0.05)           (0.03)          (0.03)
                                                                        ------          -------           -----

                 Proforma                                             $   0.84             0.69            1.56
                                                                        ======          =======           =====

              Diluted:
                 As reported                                              0.89             0.72            1.52
                 Fair value of options on grant
                    date as compensation expense                         (0.05)           (0.03)          (0.02)
                                                                        ------          -------           -----

                 Proforma                                             $   0.84             0.69            1.50
                                                                        ======          =======           =====

                                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                               AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements, Continued



(10), Continued

              The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.

              The weighted-average fair value of options granted under the 1995 Plan during the year ended May 31, 1998 was $11.02. The average remaining contractual life of the options outstanding at May 31, 1998 was approximately nine years.


(11)   Related Party Transactions and Principal Stockholders

       S.G.I. Partners, L.P. ("SGI"), whose general partner is controlled by a director of the Company, is a partnership formed to hold the stock of the Company. As of May 31, 1998, SGI and the Chief Executive Officer of the Company are the beneficial owners of approximately 28% and 20%, respectively, of the Company's common shares. Such beneficial ownership includes shares of common stock underlying currently exercisable options in the case of the Chief Executive Officer.

       Included in note receivable at May 31, 1998 and 1997 are notes and interest due from officers of the Company amounting to approximately $339,000 and $379,000, respectively.

       The Company has, from time to time, entered into short-term borrowing facilities with Spear Leeds & Kellogg ("SLK") for the purpose of financing trading positions. Certain officers and directors of SLK are also partners of SGI. As of May 31, 1998, no such borrowings are outstanding.

       On December 8, 1997, the Company sold 1,500,000 shares of its treasury common stock to IAT Reinsurance Syndicate Ltd., an affiliate of Peter A. Kellogg. Prior to this acquisition, Mr. Kellogg beneficially owned 1,025,000 shares of common stock and is a partner of SGI.


(12)   Employee Benefit Plans

       On  April  20,  1992,  the  Board  of  Directors  voted  to form a 401(k)
       profit-sharing plan (the "Plan"). Under the provisions of the Plan, employees of the Company (except Equitrade) are eligible to participate if they were employed on February 1, 1992; otherwise, employees must complete six months of service and attain age 21. Annual contributions to the Plan total the amount of salary reduction employees elect and a discretionary matching Company contribution determined by the Board of Directors of National Discount Brokers Group, Inc. For the years ended May 31, 1998, 1997 and 1996, there were discretionary Company contributions to the Plan of $82,013, $63,699 and $48,029, respectively, which are included in compensation and benefits in the accompanying consolidated statements of income.

                               NATIONAL DISCOUNT BROKERS GROUP, INC.
                                           AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements, Continued



(12), Continued

       Equitrade sponsors, for its eligible employees, the Equitrade Partners 401(k) Savings Plan, wherein Equitrade contributes a matching contribution equal to one-half of the first 4% of an employee's contribution. In July 1997, Equitrade formed a second plan, the Equitrade Discretionary Contribution Plan, whereby Equitrade contributes an additional 3% of the employee's compensation for all employees regardless of whether the employee participates in the Equitrade Partners 401(k) Savings Plan. To be eligible, the employee must complete six months of service. Vesting is 20% per year for each of 5 years. For the years ended May 31, 1998, 1997 and 1996, Equitrade contributed a total of $165,780, $46,749, and $43,011, respectively.


(13)   Discontinued Operations

       Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, " the consolidated financial statements of the Company have been reclassified to reflect the dispositions of MXNet and Sherwood Securities AMEX specialist business.

       On February 13, 1998, NDBG sold 100% of the common stock of its subsidiary, MXNet, to IPC Information Systems, Inc. for cash proceeds amounting to $6,600,000. In addition, during February 1998, Sherwood Securities sold its AMEX specialist business for $325,000, which was subsequently received in March 1998. The aggregate net gain on the aforementioned sales was $2,704,000, net of $2,353,000 of applicable income taxes and other expenses directly related to the sales. Revenues and expenses for the year ended May 31, 1998, applicable to these discontinued operations were $1,324,114 and $2,374,035, respectively; for the year ended May 31, 1997 were $733,762 and $2,028,724, respectively; and for the year ended May 31, 1996 were $1,075,021 and $760,989, respectively.


(14)   Net Capital Requirements

       Sherwood Securities, NDB and Equitrade are subject to the SEC Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. As of May 31, 1998, Sherwood Securities had regulatory net capital of approximately $36,739,000, or approximately $35,739,000 in excess of required net capital, NDB had regulatory net capital of approximately $3,818,000, or approximately $3,568,000 in excess of required net capital and Equitrade had regulatory net capital of approximately $30,152,000, or approximately $29,902,000 in excess of required net capital.

       The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule.

                                 NATIONAL DISCOUNT BROKERS GROUP, INC.
                                             AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements, Continued



(14), Continued

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


(15)   Commitments

       The Company has non-cancelable operating leases for rental of office space at its various locations. All leases are subject to escalation for increases in taxes, fuel and other costs.

       Commitments for minimum lease payments under non-cancelable operating leases as of May 31, 1998 are as follows, exclusive of escalation charges:

                    Fiscal year ending May 31,

                              1999                                 $       2,191,000
                              2000                                         2,098,000
                              2001                                         2,202,000
                              2002                                         2,197,000
                              2003                                         2,079,000
                              Thereafter                                  10,026,000
                                                                       -------------

                                                                   $      20,793,000

       The Company has free rent periods which are being amortized over the lives of the leases.

       Included in occupancy costs and equipment rental expenses are office rental expenses of approximately $2,255,000, $2,535,000 and $2,729,000 for the years ended May 31, 1998, 1997 and 1998, respectively.

       NDBG has had employment contracts with Arthur Kontos as the Chief Executive Officer of NDBG ("CEO") commencing on January 1, 1993. During December 1995, the CEO exercised his option to extend his then current contract until May 31, 1997. NDBG entered into a new employment contract with the CEO, with a term commencing June 1, 1997 and ending on May 31, 2000 with certain rights of extension of the term and earlier termination. Remuneration under these contacts consisted of base salary and a cash bonus based on the Company's Income. Income is defined as consolidated income before taxes and the payment or accrual of the CEO's annual cash bonus. The annual cash bonus was equal to

                                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                               AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements, Continued



(15), Continued

       10% of the first $5 million of Income, 15% on the next $8 million of Income, and 18% of Income in excess of $13,000,000. During March 1996, the CEO agreed to amend his agreement so that he would receive additional compensation at 15%, rather than 18%, of Income on amounts in excess of $19,746,019 for the fiscal year ended May 31, 1996. Commencing with the fiscal year ended May 31, 1997, the CEO's cash bonus is paid pursuant to The Sherwood Group, Inc. 1996 CEO Bonus Plan (the "CEO Plan"). The CEO Plan provides for an annual cash bonus payout equal to 10% of the first $10,000,000 of income (as defined) and 15% of income over $10,000,000. Included in accounts payable and accrued liabilities is approximately $1,836,000, $1,251,000 and $3,897,000 due to the CEO at May 31, 1998,
       1997 and 1996, respectively. In connection with these agreements and the CEO Plan, approximately $2,724,000, $3,061,000 and $6,137,000 is reflected in compensation and benefits for the years ended May 31, 1998, 1997 and 1996, respectively. Additionally, for the year ended May 31, 1998, $755,000 has been netted against the gain on sale of discontinued operations as reflected on the accompanying statements of income.

       During the fiscal year ended May 31, 1997, NDBG established The Sherwood Group, Inc. 1996 Executive Incentive Award Plan (the "Executive Plan"). The Executive Plan allows for the creation of a compensation pool at an amount equal to 4.25% of Net Income which is defined as consolidated pre-tax income of the Company subject to adjustment for unusual, infrequent, or extraordinary items and not taking into account payments or accruals under the Executive Plan. The Executive Plan was terminated by Company's Board of Directors during the year ended May 31, 1998, effective June 1, 1997. Bonuses for the Company's executives are to be determined at the discretion of the Compensation Committee of the Board of Directors. Included in accounts payable and accrued liabilities is approximately $1,147,000 due to participants in the Executive Plan for the fiscal year ended May 31, 1997. In the year ended May 31, 1997, the Compensation Committee determined not to reduce Net Income for the expenses of a litigation settlement, including associated professional fees paid, (net of the reduction in the CEO bonus computation) in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation.


(16)   Contingencies and Legal Matters

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

                                   NATIONAL DISCOUNT BROKERS GROUP, INC.
                                            AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements, Continued



(16), Continued

       On April 9, 1997, Sherwood Securities entered into a settlement agreement (the "Settlement Agreement") with Plaintiffs' Co-lead counsel on behalf of the class plaintiffs in the case of In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS) currently pending in the United States District Court for the Southern District of New York (the "Court"). The Settlement Agreement, provided for payment by Sherwood Securities of $4,375,000 per percentage point of its market share of the "Defendants' Market" which is defined as the 35 NASDAQ ("National Association of Securities Dealers Automated Quotations") market-maker defendants' total number of shares traded as market-makers in the Class Securities (a designated list of NASDAQ securities) during the period from May 1, 1989 to May 27, 1994. Sherwood Securities' agreed market share of the Defendants' Market was set in the Settlement Agreement, as amended, at 2.10% which resulted in a total principal payment obligation of $9,187,500. The Settlement Agreement provided for the payment of the verified amount in two installments. On April 23, 1997, Sherwood Securities made an installment payment in the amount of $4,593,750. The remaining balance of $4,926,797, including $333,047 of interest, was paid on April 9, 1998. The Settlement Agreement provides for a release by "Class Members" of "Released Claims" against Sherwood Securities and certain related persons and affiliates as such terms are defined in the Settlement Agreement. The Settlement Agreement has been preliminarily approved by the Court but is still subject to final approval.

       In addition, Sherwood Securities' results for the year ended May 31, 1998, reflect a non-tax deductible charge to establish a reserve for the SEC's investigation In the Matter of Certain Market Making Activities on NASDAQ, HO-2974, based upon management's assessment of the status and reasonably likely outcome of the investigation with respect to Sherwood Securities.


(17)   Quarterly Financial Information (Unaudited)

       (In thousands, except per common share data)

           1998                                         First          Second           Third            Fourth
           ----                                         -----          ------           -----            ------

           Revenues                                 $  40,420          42,535          37,691            43,802
           Expenses                                    33,963          36,410          32,770            36,103
           Minority interest                           (1,142)         (2,009)         (1,363)           (1,252)
                                                       --------        ---------       ---------         --------

           Income from continuing
               operations before taxes              $   5,315           4,116           3,558             6,447
                                                       ========        =========       =========         ========

           Loss from operations of
               discontinued operations              $    (238)           (228)           (355)              -
                                                       ========        =========       =========         =======

           Gain on sale of discontinued
               operations                           $     -                -            2,704               -
                                                       ========        =========       =========         =======


                                    NATIONAL DISCOUNT BROKERS GROUP, INC.
                                              AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements, Continued




(17), Continued

           Net income                               $  2,708           2,087           4,221             2,944
                                                    ========   =============    ============    ==============

           Net income per common
               share - Basic                        $    .21             .16             .30              .21
                                                    ========        ========        =========         ========

           Net income per common
               share - Diluted                      $    .21             .16             .30               .21
                                                    ========     ===========     ===========      ============


           1997                                         First          Second           Third            Fourth
           ----                                         -----          ------           -----            ------

           Revenues  $                                42,725          40,861          51,860            44,889
           Expenses                                   36,577          34,230          49,011            36,904
           Minority interest                             (14)           (739)         (2,114)            1,459)
                                                       --------        ---------       ---------         --------

           Income from continuing
               operations before taxes              $  6,134           5,892             735             6,526
                                                      ========        =========       =========         ========

           Loss from operations
               of discontinued operations           $    (87)           (245)           (288)             (235)
                                                      ========        =========       =========         ========

           Net income (loss)                        $  3,003           3,295            (242)            3,224
                                                      ========        =========       =========         ========

           Net income (loss) per
               common share$                             .23             .25            (.02)              .25
                                                    =========          =======        ========        ==========


           1996                                         First          Second           Third            Fourth
           ----                                         -----          ------           -----            ------

           Revenues                                 $ 39,453          34,955          46,995            57,707
           Expenses                                   31,579          30,768          37,851            40,066
           Minority interest                            (801)           (486)           (995)           (1,347)
                                                      --------        ---------       ---------         --------

           Income from continuing
               operations before taxes              $  7,073           3,701           8,149            16,294
                                                      ========        =========       =========         ========

           Income (loss) from operations
               of discontinued operations           $     57             (16)             30               107
                                                      ========        =========       =========         ========

           Net income$                                 4,468           3,173           5,141              7,350
                                                     ========   =============    ============      =============

           Net income per common
                     share                           $   .33             .24             .39                .56
                                                      =======    ============    =============      ============


                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                                      Schedule I

                                            Condensed Financial Statements
                                              of the Registrant (Parent)

                                           Statements of Financial Condition

                                                 May 31, 1998 and 1997


                           Assets                                                      1998              1997
                                                                                       ----              ----

Cash                                                                            $        221,328            86,323
Receivables                                                                           14,117,784           637,220
Notes receivable                                                                         568,710           511,230
Investment securities available for sale, at market value                              2,438,438             -
Investment securities not readily marketable                                             401,320           401,320
Investment in, less net amounts due to,
    subsidiaries and affiliates                                                       81,751,054        67,000,227
Investment in partnerships                                                            13,775,483        11,842,014
Equipment, furniture and leasehold improvements - net                                      2,374             -
Intangible asset - net                                                                        20           130,873
Subordinated notes receivable                                                         16,000,000        16,250,000
U.S. Treasury Obligations, held as collateral                                          5,223,882         5,481,820
Other assets                                                                             444,951           624,185
                                                                                  --------------   ---------------

                  Total assets                                                  $    134,945,344       102,965,212
                                                                                  ==============   ===============


                      Liabilities and
                  Stockholders' Equity

Accounts payable, accrued expenses and other liabilities                        $      4,212,703         5,113,478
Secured demand note payable                                                            5,000,000         5,250,000
                                                                                  --------------   ---------------

                                                                                       9,212,703        10,363,478

Stockholders' equity:
    Common stock     143,432                                                             143,432
    Retained earnings and other equity                                               125,589,209        92,458,302
                                                                                  --------------   ---------------

                                                                                     125,732,641        92,601,734

                  Total liabilities and stockholders' equity                    $    134,945,344       102,965,212
                                                                                  ==============   ===============


See accompanying notes to condensed financial statements.

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                                 Schedule I, Continued

                                            Condensed Financial Statements
                                              of the Registrant (Parent)

                                                 Statements of Income

                                        Years ended May 31, 1998, 1997 and 1996

                                                                          1998               1997             1996
                                                                          ----               ----             ----
Revenues:
    Equity income in partnerships                                  $      5,852,353         6,163,136         5,546,428
    Interest                                                              1,980,535         1,446,341         1,101,129
    Service fees paid by subsidiaries eliminated
       in consolidation                                                   4,233,345         5,640,015         4,675,000
    Other                                                                   142,500            (5,346)          114,126
                                                                      -------------    --------------     -------------
                                                                         12,208,733        13,244,146        11,436,683
                                                                      -------------    --------------     -------------

Expenses:
    Compensation and benefits                                             4,016,895         4,675,853         7,408,107
    Interest                                                                 35,033                -                 -
    Other - net                                                           1,299,167         1,403,486           403,816
                                                                      -------------    --------------     -------------

                                                                          5,351,095         6,079,339         7,811,923
                                                                      -------------    --------------     -------------

                                                                          6,857,638         7,164,807         3,624,760

Equity in income of subsidiaries                                          8,837,016         5,650,335        18,471,286
                                                                      -------------    --------------     -------------

                  Income from continuing operations
                     before income taxes                                 15,694,654        12,815,142        22,096,046
                                                                      -------------    --------------     -------------

Income taxes:
    Currently payable (receivable):
       Federal                                                            2,238,245         2,626,612         2,108,345
       State and local                                                      592,528           780,488          (144,227)
                                                                      -------------    --------------     -------------

                                                                          2,830,773         3,407,100         1,964,118
                                                                      -------------    --------------     -------------

Deferred payable (receivable):
    Federal                                                                (104,224)          104,224                -
    State and local                                                         303,125          (303,125)               -
                                                                      -------------    --------------     ------------

                                                                            198,901          (198,901)               -
                                                                      -------------    --------------     -------------

                                                                          3,029,674         3,208,199         1,964,118
                                                                      -------------    --------------     --------------

                  Net income from continuing
                     operations                                          12,664,980         9,606,943        20,131,928
                                                                      -------------    --------------     -------------

Discontinued operations:
    Discontinued operations (net)                                          (727,116)               -                 -
                                                                      -------------    --------------     ------------

                  Net income                                       $     11,937,864         9,606,943        20,131,928
                                                                      =============    ==============     =============


See accompanying notes to condensed financial statements.

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                                 Schedule I, Continued

                                            Condensed Financial Statements
                                              of the Registrant (Parent)

                                               Statements of Cash Flows

                                        Years ended May 31, 1998, 1997 and 1996



                                                                     1998             1997                 1996
                                                                     ----             ----                 ----

Cash flows from operating activities:
    Net income from continuing operations                      $    12,664,980          9,606,943           20,131,928
    Non-cash items included in net income:
       Net equity in gain of subsidiaries                           (8,837,016)        (5,650,335)         (18,471,286)
       Equity income in partnerships                                (5,852,353)        (6,163,136)          (5,546,428)
       Loss on sale of subsidiary                                           -             123,006                   -
       Depreciation and amortization                                   144,494            265,658              207,877
       Allocated tax benefit related to the
          exercise of options                                               -                  -             4,490,000

    Decrease (increase) in operating assets:
       Receivables                                                 (13,480,564)         4,298,488           (4,816,300)
       U.S. Treasury obligations, held as collateral                   257,938            (52,141)          (5,154,471)
       Other assets                                                    179,234           (258,429)           4,879,003

    (Decrease) increase in operating liabilities:
       Accounts payable and accrued expenses                        (3,464,080)        (3,731,976)           1,344,002
                                                               ---------------    ---------------       --------------

                  Net cash used in
                     operating activities                          (18,387,367)        (1,561,922)          (2,935,675)
                                                               ---------------    ---------------       --------------

Cash flows from investing activities:
    Investment in partnerships                                        (444,068)          (320,437)            (242,790)
    Distribution from partnerships                                   4,362,952          3,771,646            3,041,010
    Loans made to employees and officers                                    -            (137,652)          (1,622,765)
    Principal collected on notes receivable                             45,465             44,967            1,662,765
    Purchase of subsidiaries, net of cash acquired                          -         (15,763,434)                  -
    Return of capital from subsidiary                                3,538,554          2,409,659                   -
    Payment for purchase of identified
       intangible asset                                                     -            (188,780)                  -
    Additional capital contributed to subsidiaries                          -                  -               (25,100)
    Issuance of subordinated notes                                          -          (6,000,000)                  -
                  Net cash (used in) / provided by
                     investing activities                            7,502,903        (16,184,031)           2,813,120
                                                               ---------------    ---------------     ----------------



                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                                 Schedule I, Continued

                                            Condensed Financial Statements
                                              of the Registrant (Parent)

                                          Statements of Cash Flows, Continued



                                                                         1998               1997              1996
                                                                         ----               ----              ----

Cash flows from financing activities:
    Sale of treasury stock                                       $   19,267,500        (3,569,937)        (2,061,876)
    Purchase of treasury stock                                         (614,281)               -             635,000
    Net receipts (disbursements) on intercompany
       borrowings                                                    (7,633,750)       21,341,380          1,587,445
                                                                ---------------   ---------------   ---------------
                  Net cash provided by financing
                     activities                                      11,019,469        17,771,443            160,569
                                                                     -------------     -------------      -------------
                  Net increase in cash                                  135,005            25,490             38,014

Cash at beginning of year                                                86,323            60,833             22,819
                                                                     -------------     -------------      -------------

Cash at end of year                                              $      221,328            86,323             60,833
                                                                     ===========      ===========       ============


Supplemental disclosures of cash flow information:

    Income tax payments aggregated $6,287,938, $14,077,485 and $5,732,131 for the years ended May 31, 1998, 1997 and 1996, respectively.

    Interest payments aggregated $35,033, $52,991 and $0 for the years ended May 31, 1998, 1997 and 1996, respectively.

    During July 1995, the Company contributed an additional $250,000, in the form of U.S. Treasury securities with a face value of $246,562, which were included in other assets at May 31, 1998 and 1997, to Anvil Institutional Services Company (the "Anvil Joint Venture").

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

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

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

During September 1997, the Company sold all of the stock of its subsidiary, Anvil Institutional Services, Inc., and received a note in the amount of $102,945 which is due in December 1998.

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

During February 1998, the Company sold the remaining net assets of its subsidiary, MXNet, Inc., and received a promissory note for $6,600,000 with interest accrued at 6% from the date of sale. The note was repaid in full in April 1998.

During February 1998 and March 1998, certain available-for-sale securities held by the Company and by its subsidiaries appreciated due to the entities' successful initial public offerings. As such, the Company has reflected these securities at fair market value on the consolidated statements of financial condition. The unrealized gain of $2,615,000 associated with marking these securities to fair market value is reflected as part of stockholders' equity on the statements of financial condition.


See accompanying notes to condensed financial statements.

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                                 Schedule I, Continued

                                            Condensed Financial Statements
                                              of the Registrant (Parent)

                                        Notes to Condensed Financial Statements

                                              May 31, 1998, 1997 and 1996





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

(3) During the year ended May 31, 1995, the Company entered into two subordination agreements with Equitrade. The first note has a stated interest rate of 0% and matures on February 28, 1999. In connection with this agreement, the Company has pledged U.S. Treasury securities with a market value in excess of $5,000,000. The second note has a stated interest rate of 8% and matures on February 28, 1999. In connection with this agreement, the Company loaned Equitrade $5,000,000.

         During the year ended May 31, 1997, the Company entered into two subordination agreements with NDB. The first note has a stated interest rate of "broker call" and matures on December 31, 1999. The second note also has a stated interest rate of "broker call" and matures on March 31, 2000. The broker call rate was 7.25% for the year. In connection with each of these subordination agreements, the Company loaned NDB $3,000,000.

(4) No dividends were paid to the Company by its wholly owned subsidiaries during the years ended May 31, 1998, 1997 and 1996.

                                                            Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      August 7, 1998                 NATIONAL DISCOUNT BROKERS GROUP, INC.
                                           By:  /s/  Arthur Kontos
                                           Arthur Kontos
                                           Chief Executive Officer

                                           By:  /s/  Denise Isaac
                                           Denise Isaac
                                           Chief Financial Officer
                                           and Principal Accounting Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                               Title                     Date

James H. Lynch, Jr.                                  Chairman of the Board              August 7, 1998
-----------------------
James H. Lynch, Jr.

/s/ Arthur Kontos                                    Director and Chief                 August 7, 1998
-----------------
Arthur Kontos                                        Executive Officer

/s/ Richard J. Marino                                Director                           August 7, 1998
---------------------
Richard J. Marino

/s/ Dennis V. Marino                                 Director                           August 7, 1998
--------------------
Dennis V. Marino

/s/ Carl H. Hewitt                                   Director                           August 7, 1998
------------------
Carl H. Hewitt

/s/ Thomas Neumann                                   Director                           August 7, 1998
------------------
Thomas Neumann

/s/ John P. Duffy                                    Director                           August 7, 1998
-----------------
John P. Duffy

/s/ Ralph Del Deo                                    Director                           August 7, 1998
-----------------
Ralph Del Deo

/s/ Stephen DiLascio                                 Director                           August 7, 1998
--------------------
Stephen DiLascio




                                        EXHIBIT INDEX


                         Description of Document                                SEC Exhibit Document
3.1        Restated Certificate of Incorporation of the          Incorporated by reference to Exhibit 3.1 to the
           Company.                                              Company's Registration Statement No. 33-12904 on
                                                                 Form S-1, effective May 29, 1987 (the "Initial
                                                                 Registration Statement").

3.2        By-Laws of the Company, as amended.                   Incorporated by reference to Exhibit No. 3.2 to
                                                                 the Initial Registration Statement.

3.3        Amendment to the Company's Restated Certificate of    Incorporated by reference to Exhibit 4.3 to the
           Incorporation.                                        Company's Registration Statement on Form S-8, file
                                                                 number 333-41819 filed on  December 9, 1997 (the
                                                                 "December  1997 Form S-8").

3.4        Amendment to Restated  Certificate of Incorporation,  Incorporated by reference to Exhibit A to the
           as amended                                            Company's  Proxy  Statementas amended.
                                                                 dated November 12, 1997.

3.5        Restated Certificate of Incorporation, as amended.    Incorporated by reference to Exhibit  3.3 to the Company's
                                                                 Form  10-Q  for the quarter end  November 30, 1997 (the
                                                                 "November  1997  Form 10-Q").

3.6        Amendment to the Company's By-laws.                   Incorporated by reference to Exhibit 3.5 to the
                                                                 November 1997 Form 10-Q.

3.7        By-laws of the Company, as amended.                   Incorporated by reference to Exhibit 4.4 to the
                                                                 December 1997 Form S-8.

4.1        Registration  Rights  Agreement  between the Company  Incorporated by reference  to Exhibit 4 to the
           and IAT dated as of January 29,  1998.                Company's Form 8-K dated January 29, 1998.

10.1       Clearing Agreement dated February 16, 1983 between    Incorporated by reference to Exhibit 10.7 to the
           Spear Leeds & Kellogg and Sherwood Securities.        Initial Registration Statement.

10.2       Agreement of Lease dated December, 1985 between       Incorporated by reference to Exhibit 10.8 to the
           Aetna Life Insurance Company and Sherwood             Initial Registration Statement.
           Securities Corp.
10.3       The Company's Employee Stock Ownership Plan as        Incorporated by reference to Exhibit 10.9 to the
           amended.                                              Initial Registration Statement.

10.4       The Company's 1983 Stock Option Plan.                 Incorporated by reference to Exhibit 10.10 to the
                                                                 Initial Registration Statement.

10.5       Amendment to 1983 Stock Option Plan.                  Incorporated by reference to Exhibit 10.5 to the
                                                                 Company's Form 10-K for the Fiscal Year ended May
                                                                 31, 1997 (the "1997 Form 10-K").
10.6       The Company's 1995 Stock Option Plan.                 Incorporated by reference to Appendix A to the
                                                                 Company's Proxy Statement dated September 18, 1995.

10.7       Form of Option Agreement under the Company's 1995     Incorporated by reference to Exhibit 10.7 to the
           Stock Option Plan.                                    1997 Form 10-K.

10.8       Employment  Agreement  dated  September 12, 1995 by   Incorporated  by reference to Exhibit 10.1 of Form
           and between  Arthur Kontos and the Company.           10-Q for the quarter ended November 30, 1995.

10.9       Employment Agreement dated as of May 31, 1997 by      Incorporated by reference to Exhibit 10.9 to the
           and between Arthur Kontos and the Company.            1997 Form 10-K.

10.10      Letter of Arthur Kontos  exercising his option under  Incorporated by reference  to Exhibit  10.2 to Form
           the Employment Agreement dated September 12, 1995.    10-Q for the quarter ended November 30, 1995.

10.11      Waiver of Bonus by Arthur Kontos.                     Incorporated by reference to Exhibit 10.1 of Form
                                                                 10-Q for the quarter ended February 29, 1996.

10.12      Mortgage Loan Agreements  dated March 24, 1993 among  Incorporated by reference  to Exhibit  10.6 to the
           the  Company,  Thomas  Neumann and Geralyn Neumann.   Form 10-K for Fiscal Year ended May 31, 1993.

10.13      Secured Note and Pledge Agreement dated July 23,      Incorporated by reference to Exhibit 10.13 to the
           1997 among the Company, Thomas Neumann and Geralyn    1997 Form 10-K.
           Neumann.

10.14      Voting Trust  Agreement  between  Arthur Kontos and   Incorporated  by reference  to Exhibit  10.7 to Form
           Vicki  Kontos dated May 11, 199.                      10-K for Fiscal Year ended May 31, 1994.

10.15      Lease Agreement dated December 20, 1993 between       Incorporated by reference to Exhibit 10.9 to Form
           Connecticut General Life Insurance Company and        10-K for Fiscal Year ended May 31, 1994.
           Triak Services,Corp., Guaranty by The Sherwood
           Group, Inc. dated December 6, 1993, Modification of
           Lease dated March 30, 1994 and Modification of
           Lease dated July 11, 1994.

10.16      Exhibit 10.13 Sublease Agreement between Johnson &    Incorporated by reference to Exhibit 10.2 of Form
           Higgins and Triak Services Corp.                      10-Q for the quarter ended February 29, 1996.

10.17      Guaranty  dated as of March 1, 1996 by and  between   Incorporated  by reference  to Exhibit  10.14 to Form
           Johnson & Higgins  and NY Broad Holdings, Inc.        10-K for Fiscal Year ended May 31, 1996.

10.18      Stock Purchase Agreement dated as of April 11, 1997   Incorporated by reference to Exhibit (b) to Form
           between Dresdner Bank A.G. and the Company.           10-Q for the quarter ended February 28, 1997.

10.19      Lease  Agreement  dated  as of  November  30,  1994  Incorporated  by reference  to  Exhibit  10.2  to  Form
           between  S.P.N.W.  Management Associates Limited     10-Q for the quarter ended November 30, 1994.
           Partnership and Sherwood Securities Corp.

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

10.22      Settlement Agreement.                                 Incorporated by reference to Exhibit 10(a) of Form
                                                                 10-Q for the quarter ended February 28, 1997.

10.23      Amended Settlement Agreement.                         Incorporated by reference to Exhibit 10.23 to the
                                                                 1997 Form 10-K.

10.24      Equitrade Partners Amended and Restated Partnership   Incorporated by reference to Exhibit 10.24 to the
           Agreement dated as of May 2, 1997.                    1997 Form 10-K.

10.25      Stock Purchase Agreement between The Sherwood         Incorporated by reference to Exhibit 10 to Form
           Group, Inc. and IAT Reinsurance Syndicate Ltd.        8-K dated December 5, 1997.

10.26      Resolution of the Board of Directors of the Company   Incorporated by reference to Exhibit 10.1 to the
           terminating The Sherwood Group, Inc. 1996 Executive   November 1997 Form 10-Q.
           Incentive Award Plan.

10.27      The Sherwood Group, Inc. 1995 Stock Option Plan, as   Incorporated by reference to Exhibit 4.1 to the
           amended.                                              December 1997 Form S-8.

10.28      Stock Purchase  Agreement  dated as of February 13,   Incorporated  by reference to Exhibit 10 to the 1998
           between MXNet,  Inc., the Company and  IPC            Company's Form  10-Q for the quarter ended February
           Information Systems, Inc. 28, 1998.

11.        Statement re: computation of per share earnings.      Filed herewith.

21.        Subsidiaries of the Company                           Incorporated by reference to Exhibit 21 to the
                                                                 1997 Form 10-K.

23.        Consent of Independent Public Accountant.             Filed herewith.

27.        Financial Data Schedule.                              Filed herewith.

99.1       Secured Demand Note Collateral Agreement and          Incorporated by reference to Exhibit 99.1 to Form
           Amendment to Secured Demand Note Collateral           8-K dated February 28, 1995.
           Agreement.

99.2       Secured Demand Note in the principal amount of        Incorporated by reference to Exhibit 99.2 to Form
           $5,000,000.                                           8-K dated February 28, 1995.

99.3       Roll-Over Equity Investment dated February 15, 1995   Incorporated by reference to Exhibit 99.3 to Form
           in the principal amount of $5,000,000 related to      8-K dated February 28, 1995.
           the Secured Demand Note.

99.4       Cash  Subordination  Agreement  dated as of February  Incorporated by  reference  to Exhibit  99.4 to Form
           15,  1995 and  Amendment  to Cash Subordination       8-K dated February 28, 1995.
           Agreement.
99.5       Roll-Over for Equity Investment dated February 15,    Incorporated by reference to Exhibit 99.5 to Form
           1995 in the principal amount of $5,000,000 related    8-K dated February 28, 1995.
           to the Cash Subordination Agreement.

99.6       Form of Indemnification Agreement to be entered       Incorporated by reference to Exhibit 99.1 to Form
           into between the Company and each of certain of its   8-K dated September 18, 1995.
           executive officers and directors.

99.7       Press release dated January 29, 1998.                 Incorporated by reference to Exhibit 99(a) to Form
                                                                 8-K dated January 29, 1998.







                                                                   EXHIBIT 11

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.
                                                   AND SUBSIDIARIES

                                       Computation of Earnings Per Common Share

                                        Years ended May 31, 1998, 1997 and 1996




                                                              1998                1997               1996

Net income from continuing operations                 $      10,077,573           10,134,739        19,953,997
Discontinued operations (net)                                 1,882,746             (855,046)          177,931

                  Net income                          $      11,960,319            9,279,693        20,131,928

Net income per common share Basic:
   Net income from continuing operations                          $ .75                  .79              1.57
   Discontinued operations, (net)                                   .14                 (.07)              .02

                  Net income                                      $ .89                  .72              1.59

Diluted:
   Net income from continuing operations                          $ .75                  .79              1.51
   Discontinued operations, (net)                                   .14                 (.07)              .01

                  Net income                                      $ .89                  .72              1.52

Historical:
   Weighted average number of
      common stock and common stock
      equivalents outstanding:
         Basic                                               13,432,726           12,890,926        12,699,428

         Diluted                                             13,501,346           12,946,007        13,201,412



                                                               EXHIBIT 23



                                             Independent Auditors' Consent


The Board of Directors and Stockholders of
National Discount Brokers Group, Inc.:


We consent to the use of our report dated July 15, 1998 incorporated by reference in Registration Statement No. 33-72790 on Form S-8 filed with the Securities and Exchange Commission on December 13, 1994.



KPMG Peat Marwick LLP



New York, New York
August 7, 1998