Form 10-Q
period 1998-08-31
NATIONAL DISCOUNT BROKERS GROUP INC
filed 1998-10-15
CIK 811917

October 12, 1998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: National Discount Brokers Group, Inc.
      Report on Form 10-Q for the Three Months Ended August 31, 1998

Gentlemen:

Enclosed please find the following material submitted on behalf of National Discount Brokers Group, Inc. ("Company"):

One complete copy of the Company's report on Form 10-Q for the Three Months Ended August 31, 1998 including financial statements and exhibits.

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


                         For Quarter Ended August 31, 1998
                                        OR
                 [ ]  Transition Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

                   For the transition period from               to

                                                 --------------    -------------

                         Commission file number       1-9480

           ---------------------------------------------------------------------


                         National Discount Brokers Group, Inc.

           ---------------------------------------------------------------------
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


         Indicate by check mark whether the Registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
         Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant  was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X      No
                                         -----     -----


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               13,991,055 shares of Common Stock, par value $.01 per share, were outstanding on September 30, 1998.





                      NATIONAL DISCOUNT BROKERS GROUP, INC.
                                 AND SUBSIDIARIES


                                      INDEX


                                                                          PAGE

                                                                        --------

Part I - Financial Information

Item 1. - Financial Statements

 Consolidated Statements of Financial Condition -
        August 31, 1998 (Unaudited) and May 31, 1998                       3

 Consolidated Statements of Operations and
         Comprehensive Income (Unaudited) -
         Three Months Ended August 31, 1998 and 1997                     4 - 5

 Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended August 31, 1998 and 1997                     6 - 7

 Notes to Consolidated Financial Statements (Unaudited) -
         August 31, 1998                                                 8 - 9



Item 2. - Management's Discussion and Analysis of
               Financial Condition and Results of Operations            10 - 14


Part II - Other Information

Item 1. - Legal Proceedings                                               14

Item 6. - Exhibits and Reports on Form 8-K                                15

Signatures                                                                16



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                                        NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                 August 31,
                                                                    1998              May 31,
              ASSETS                                            (Unaudited)            1998
                                                            ------------------  ------------------
Cash                                                        $       1,044,228           1,039,121
Receivables:
  Brokers and dealers                                              25,169,579          67,742,508
  Other                                                               823,188             727,099
Securities owned, at market value                                  75,396,785          67,969,111
Investment securities available for sale, at market value           1,723,162           2,615,000
Investment securities not readily marketable, at fair value         1,001,320           1,001,320
Loans and notes receivable                                          1,645,736             760,409
Furniture, fixtures, equipment, and leasehold improvements - at cost, net of accumulated depreciation and amortization of $13,032,603
  at August 31, 1998 and $11,832,763 at May 31, 1998               16,503,634          18,011,262
Computer software - at cost, net of accumulated amortization of
  $1,715,525 at August 31, 1998 and $1,388,843 at May 31, 1998      2,784,065           2,683,635
Identified intangible assets, net of accumulated amortization of
   $1,429,298 at August 31, 1998 and $1,275,041 at May 31, 1998     6,284,513           5,988,770
Exchange memberships (market value $7,714,500 at August 31,
  1998 and $9,243,500 at May 31, 1998)                              7,416,496           7,416,496
U.S. Treasury Obligations, held as collateral                       7,790,612           7,667,463
Subordinated notes receivable                                       4,400,000           3,500,000
Deferred tax asset (net of valuation allowance)                       337,059             282,886
Other assets                                                        1,516,093           1,068,534
                                                            ------------------  ------------------
                                                            $     153,836,470   $     188,473,614
                                                            ==================  ==================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value       $       7,860,537   $      28,687,486
  Accounts payable and accrued expenses, including
    compensation payable to officers and employees of
    $4,685,857 at August 31, 1998 and $11,216,667
    at May 31, 1998                                                15,770,115          20,203,279
  Secured demand notes payable                                      3,500,000           3,500,000
  Income taxes payable                                               (864,017)          1,189,260
  Minority interest in Equitrade                                    6,064,443           9,465,741
                                                            ------------------  ------------------
          Total liabilities                                        32,331,078          63,045,766
                                                            ------------------  ------------------

Commitments and contingencies (Note 4)

Stockholders' equity (Note 5):
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                             -                   -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 14,343,201 shares                       143,432             143,432
  Additional paid-in capital                                       65,050,817          65,050,817
  Cumulative other comprehensive income-
    unrealized gain on securities available for sale                1,723,162           2,615,000
  Retained earnings                                                57,840,829          59,176,152
                                                            ------------------  ------------------
                                                                  124,758,240         126,985,401
  Less: Treasury stock - at cost, 318,583 shares at
    August 31, 1998 and 162,924 shares at May 31, 1998             (3,252,848)         (1,557,553)
                                                            ------------------  ------------------
          Total stockholders' equity                              121,505,392         125,427,848
                                                            ------------------  ------------------
                                                            $     153,836,470   $     188,473,614
                                                            ==================  ==================

                                          The accompanying notes are an integral part of these statements.

                                                                            (3)


                                                            NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                                        (Unaudited)


                                                                 Three Months Ended August 31,
                                                            --------------------------------------
                                                                      1998                1997
                                                            --------------------------------------

Revenues:
  Firm securities transactions - net                        $      13,765,576   $      23,803,352
  Commission income                                                 8,844,094           9,702,707
  Floor brokerage income                                            3,908,000           4,195,900
  Investment securities gains realized                                 49,075            -
  Interest income                                                   2,009,020           1,900,016
  Fee income                                                          894,660             637,792
  Other revenues                                                       73,030             170,074
                                                            ------------------  ------------------
                                                                   29,543,455          40,409,841
                                                            ------------------  ------------------

Expenses:
  Compensation and benefits                                        13,122,372          12,367,449
  Clearing and related charges                                     10,596,624          13,568,382
  Communications                                                    2,748,497           2,432,045
  Advertising and professional fees                                 2,501,440             758,923
  Depreciation and amortization                                     1,845,820           1,661,312
  Occupancy costs and equipment rental                                762,368             606,376
  Other expenses                                                    2,398,383           2,352,047
  Interest expense                                                    116,768             215,078
                                                            ------------------  ------------------
                                                                   34,092,272          33,961,612
                                                            ------------------  ------------------

   Income (loss) before minority interest and income taxes         (4,548,817)          6,448,229

   (Income) loss of Equitrade allocated to minority partners        2,521,904          (1,141,407)
                                                           -------------------  ------------------

   Income (loss) from continuing operations before income taxes    (2,026,913)          5,306,822
                                                           -------------------  ------------------

   Income taxes (benefit):
        Federal, currently payable                                   (530,084)          1,625,553
        State and local, currently payable                           (107,333)            635,680
                                                            -------------------  ------------------
                  Total current income tax expense (benefit)         (637,417)          2,261,233
                                                            ------------------  ------------------

        Federal, deferred                                             (38,332)             70,341
        State and local, deferred                                     (15,841)             35,696
                                                            ------------------  ------------------
                  Total deferred income tax expense (benefit)         (54,173)            106,037
                                                            ------------------  ------------------

           Total income taxes from continuing operations             (691,590)          2,367,270
                                                            ------------------  ------------------

   Net  income (loss) from continuing operations                   (1,335,323)          2,939,552

   Discontinued operations
     Loss from discontinued operations (net of tax benefit)          -                   (231,080)
                                                            ------------------  ------------------
   Net income (loss)                                               (1,335,323)          2,708,472
                                                            ------------------  ------------------




                                                                     (Continued)
                                                                          (4)

                                                            NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                                            (Unaudited)
                                                                            (Continued)






                                                                 Three Months Ended August 31,
                                                            --------------------------------------
                                                                       1998                1997
                                                            --------------------------------------

   Other comprehensive income (loss), before tax:
     Unrealized loss on investment securities available
        for sale                                                     (891,838)           -
                                                            -------------------  ------------------

   Other comprehensive income (loss), before tax                     (891,838)           -
   Income tax benefit related to items of other
     comprehensive income (loss)                                     (303,225)           -
                                                            ------------------  ------------------

   Other comprehensive income (loss), net of tax                     (588,613)           -
                                                            -------------------  ------------------

   Comprehensive income (loss)                              $      (1,923,936)  $       2,708,472
                                                            ==================  ==================



   Net  income (loss) per common and common
      equivalent share
     Basic:
        Net  income (loss) from continuing operations       $          (0.09)   $            0.23
        Net  loss from discontinued operations                       -                      (0.02)
                                                            ==================  ==================
            Net income (loss)                               $          (0.09)   $            0.21
                                                            ==================  ==================

Weighted average common shares outstanding                        14,090,148           12,694,665
                                                            ==================  ==================

     Diluted:
        Net  income (loss) from continuing operations       $          (0.09)   $            0.23
        Net  loss from discontinued operations                       -                      (0.02)
                                                            ==================  ==================
            Net income (loss)                               $          (0.09)   $            0.21
                                                            ==================  ==================

Weighted average common shares outstanding                        14,103,516           12,845,523
                                                           ===================  ==================
























                The accompanying notes are an integral part of these statements.
                                                     (5)


                                                NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (Unaudited)


                                                                 Three Months Ended August 31,
                                                            --------------------------------------
                                                                       1998                1997
                                                            ------------------  ------------------
 Cash flows from operating activities:

 Net income (loss) from continuing operations               $      (1,335,323)  $       2,939,552
 Net loss from discontinued operations                               -                   (231,080)

 Non-cash items included in net income (loss):
  Depreciation and amortization                                     1,845,820           1,807,304
  Gain on sale of investment securities not readily marketable        (49,075)           -
  Income (loss) of Equitrade allocated to minority partners        (2,521,904)          1,141,407
  Provision for deferred taxes                                        (54,173)            106,037

 (Increase) decrease in operating assets:
  Funds segregated for customers                                     -                     29,203
  Receivables:
    Brokers and dealers                                            42,572,929           3,366,597
    Other                                                             (96,089)             17,684
  Securities owned, at market value                                (7,427,674)         (3,318,840)
  U.S. Treasury Obligations, held as collateral                      (123,149)            184,495
  Other assets (net of deposits made on furniture, fixtures
     and equipment, and leasehold improvements)                      (160,412)            222,434

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value             (20,826,949)            836,873
  Accounts payable and accrued expenses                            (4,433,164)         (7,321,651)
  Income taxes payable                                             (2,053,277)          1,362,908
                                                            ------------------  ------------------
     Net cash provided by operating activities                      5,337,560           1,142,923
                                                            ------------------  ------------------

 Cash flows from investing activities:

  Proceeds from sale of investment securities not readily marketable   49,075            -
  Loans made                                                         (900,000)           -
  Principal collected on notes receivable                              14,673              20,139
  (Purchases) sales of furniture, fixtures and
    equipment, and leasehold improvements, net                        165,345          (1,228,012)
  Deposits made on furniture, fixtures and equipment,
    leasehold improvements and computer software                     (287,147)           (187,629)
  Purchases of computer software                                     (449,710)           (367,400)
  Payment for purchase of identified intangible asset                (450,000)           -
  Issuance of subordinated note                                      (900,000)           -
                                                            ------------------  ------------------
     Net cash used in investing activities                         (2,757,764)         (1,762,902)
                                                            ------------------  ------------------











                                                                     (Continued)
                                                                          (6)

                                        NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)

                                                                (Continued)

                                                                 Three Months Ended August 31,
                                                            --------------------------------------
                                                                      1998                1997
                                                            ------------------  ------------------
 Cash flows from financing activities:

  Purchase of treasury stock                                       (1,695,295)           -
  Capital contributions by minority interest                         -                     50,000
  Capital withdrawals by minority interest                           (879,394)           (984,576)
                                                            ------------------  ------------------
     Net cash used in financing activities                         (2,574,689)           (934,576)
                                                            ------------------  ------------------

 Net increase (decrease) in cash                                        5,107          (1,554,555)

 Cash at beginning of period                                        1,039,121           3,033,818
                                                            ------------------  ------------------
 Cash at end of period                                      $       1,044,228   $       1,479,263
                                                            ==================  ==================






































               The accompanying notes are an integral part of these statements.
                                                 (7)


















               NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                  August 31, 1998

Note 1 - Business and organization

     National Discount Brokers Group, Inc. ("NDBG") and its subsidiaries (the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has two principal registered broker-dealer wholly owned subsidiaries, Sherwood Securities Corp. ("Sherwood Securities") and Triak Services Corp., doing business as National Discount Brokers ("NDB"). In addition, NDBG and another wholly owned subsidiary, SHD Corp., own limited partnership interests in Equitrade Partners ("Equitrade"), which is a specialist for securities listed on The New York Stock Exchange ("NYSE"). Effective August 14, 1998, NDBG acquired an additional partnership interest in Equitrade from one of Equitrade's minority partners for $450,000. In the aggregate, the Company's limited partnership interests comprised approximately 78% of Equitrade's capital as of August 31, 1998.

Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1998 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the three months ended August 31, 1998 presentation.

Note 3 - Net income per common share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), for periods ending after December 15, 1997. Statement 128 requires a calculation of basic earnings per share, as well as a dual presentation of basic and diluted earnings per share on the face of the statement of income. Basic earnings per share differs from diluted earnings per share in that dilution for common stock equivalents is excluded.

     Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include stock issuable under stock options. The treasury stock method of accounting was used in computing the common stock equivalents for the computation of diluted earnings per common share.

Note 4 - Commitments and contingencies

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's 1998 Annual Report on Form 10-K, and the disclosures regarding such matters are incorporated herein by reference. NDBG's subsidiaries, and in some cases NDBG, have been named as defendants in lawsuits and arbitrations and are the subject of investigations, that allege, among other things, violations of Federal and state securities and related laws. Further, management of the Company believes, based upon discussions with the staff of the Securities and Exchange Commission ("SEC"), that the previously disclosed SEC investigation In the Matter of Certain Market Making Activities on NASDAQ, HO-2974, may be resolved through a settlement with the SEC and that the reserve established by the Company during the fiscal year ended May 31, 1998 is likely to be sufficient to cover the fines or disgorgement currently believed by management of the Company to likely arise out of such a settlement. Of course, there can be no assurance that a settlement will, in fact, be consummated or that if such a settlement is reached that the fines or disgorgements will not exceed the Company's reserve.

     On July 16, 1996, Sherwood Securities entered into a Stipulation and Order resolving a civil complaint filed in the United States District Court for the Southern District of New York (the "Complaint") by the United States Department of Justice ("DOJ") alleging that Sherwood Securities and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. The Complaint alleges, among

                                      (8)
other things, that NASDAQ market makers reached a common understanding to adhere to a "quoting convention" relating to the manner in which bids and asks would be displayed on NASDAQ. The relief sought in the Complaint was a declaration that the defendants have violated Section 1 of the Sherman Act, as well as injunctive relief and such other relief as the court deemed appropriate. In entering into the Stipulation and Order, Sherwood Securities did not admit that the DOJ's allegations were correct, but agreed that it would not engage in certain types of activities in connection with its NASDAQ market making and it undertook specified steps to assure compliance with the agreement. The Stipulation and Order was approved by the United States District Court of the Southern District of New York following a public hearing and that approval was affirmed on appeal by the United States Court of Appeals for the Second Circuit. While no petition for review by the United States Supreme Court has been filed, the deadline for doing so has not yet passed. If such review is sought, there can be no assurance that the United States Supreme Court will affirm the Court of Appeals' decision.

     The Company is also involved in other litigation and, except as set forth above, although there can be no assurance that such lawsuits, arbitrations and investigations involving the Company are not likely to have a material, adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits, arbitrations and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company in future periods.

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities, NDB and Equitrade are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of August 31, 1998, the net capital of Sherwood Securities, NDB and Equitrade exceeded their required net capital by $43,832,000, $3,474,000 and $19,080,000, respectively.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at August 31, 1998 the payment of dividends and advances to the Company by Sherwood Securities, NDB and Equitrade is limited to $43,632,000, $3,424,000 and $19,030,000, respectively, under the most restrictive of these requirements. The SEC may, by order, restrict the withdrawal of equity capital on a net basis if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community.

Note 6 - New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), for periods beginning after December 15, 1997. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Statement 130 has been implemented by the Company for the quarter ended August 31, 1998.

Note 7 - Subsequent Event

     On September 4, 1998, Equitrade Partners, L.L.C., a newly formed Delaware limited liability company ("New Equitrade") (which is proposed to be the survivor of a merger with Equitrade) signed a letter of intent to acquire certain assets of RSF Partners ("RSF"), a New York limited partnership. RSF is a specialist on the NYSE in 39 securities. The consideration for the acquired assets would be 13.45% membership interest in New Equitrade. The Company's membership interest in New Equitrade after the transaction with RSF will be 46.73%. The transaction is subject to several conditions including the merger of New Equitrade with Equitrade, the approval of the NYSE of the acquisition of RSF and the execution of a definitive agreement between New Equitrade and RSF. There can be no assurance these conditions will be satisfied or that the transaction will be consummated. The staff of the NYSE has contacted Equitrade and NDBG to advise them the NYSE will require New Equitrade to increase its capital if it acquires RSF. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)




                                       (9)

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The results of continuing operations of National Discount Brokers Group, Inc. and subsidiaries (the "Company") for the three months ended August 31, 1998 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), Triak Services Corp., doing business as National Discount Brokers ("NDB"), and Equitrade Partners ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in NASDAQ National Market System and Small-Cap securities. NDB is a discount brokerage firm specializing in trade execution for individual investors while Equitrade is a registered specialist in equity securities on The New York Stock Exchange ("NYSE").

     The Company's consolidated net loss from continuing operations for the three months ended August 31, 1998 was $1,335,000 compared to net income of $2,940,000 for the three months ended August 31, 1997.

     Total revenue for the Company decreased by approximately $10,866,000, or 27%, for the three months ended August 31, 1998, as compared with the same period of the previous year. The reasons for the decrease in revenues are set forth below.

     Revenue from firm securities transactions decreased $10,038,000, or 42%, for the three month period ended August 31, 1998, as compared with the same period of the previous year, even though overall NASDAQ and NYSE listed ticket volume increased approximately 24% and 59%, respectively, for that same period. The decline in revenue from firm securities transactions is the result of the sharp decline in the various market indices (i.e.-Dow Jones, NASDAQ) during the quarter ended August 31, 1998, which had a direct, negative impact on the Company's profitability, as the value of the Company's trading portfolios declined.

     The Company's commission income decreased by $859,000, or 9%, for the three months ended August 31, 1998, when compared with the prior year, although average daily ticket count remained consistent at approximately 5,800 tickets per day for the three months ended August 31, 1998, when compared with the previous year. The decline in commission income is primarily attributable to a continued shift in the way customers trade with NDB, as more customers traded utilizing NDB's lower-priced, automated systems, Power BrokerTM and WebstationTM, as opposed to using live representatives at higher commission rates.

     Floor brokerage income decreased by approximately $288,000, or 7%, for the three months ended August 31, 1998, when compared to the prior year despite a rise in the volume of transactions and the number of stocks in which the Company acts as a specialist. Due to increased competition, floor brokerage rates have been decreasing and discounts are often given to high volume customers.

     Realized investment securities gains for the three months ended August 31, 1998 resulted entirely from sales during July 1998 and August 1998 of an aggregate of 60,500 shares of common stock of Eurotech Ltd. There were no realized investment securities gains or losses during the three-month period ended August 31, 1997.

     Interest income increased by approximately $109,000, or 6%, for the three months ended August 31, 1998, as compared to the previous year. The increase is primarily due to a rise in average customer debit and credit balances held with the Company's clearing broker that led to an increase in interest earned.

     Fee income increased by $257,000, or 40%, for the three months ended August 31, 1998, as compared to the prior year. The increase is principally due to the Company receiving higher Rule 12b-1 fees from money market funds as customers' balances in those funds have increased since the prior year.

     Total expenses for the three months ended August 31, 1998 increased approximately $130,000, or 1%, from $33,962,000 in the quarter ended August 31, 1997 to $34,092,000 during the quarter ended August 31, 1998. The reasons for the increase in expenses are set forth below.


                                       (10)



     Compensation and benefits increased $755,000, or 6%, for the three month period ended August 31, 1998, compared with the same quarter in the prior year. The increase is due primarily to a rise in compensation paid to traders and salesmen despite the decrease in revenues from securities transactions. In September 1997, Sherwood Securities began to pay its traders and certain sales personnel under a new "Annual Trading/Sales Production Guarantee" program. Under the program, these traders and salesmen are guaranteed a minimum salary regardless of trading profitability. Prior to September 1997, they were paid a percentage of trading profits generated as compensation. In addition, officer and staff salaries were higher than in the prior year due to recent technology personnel hires. Partially offsetting these increases were reduced accruals for executive and staff bonuses as a result of the Company's decreased net income.

     Clearing and related charges decreased by approximately $2,972,000, or 22%, for the three month period ended August 31, 1998, as compared to the same period of the prior year. The decrease is due principally to two factors. First, there was a reduction in clearance charges due to a decrease in per ticket rates negotiated subsequent to August 31, 1997. Also contributing to the decrease are lower correspondent fees paid based upon the overall size and type of the order flow received.

      Communications expense, which includes market data services, increased by approximately $316,000, or 13%, for the three months ended August 31, 1998, as compared to the same quarter in the previous year. The increase is mainly due to an increase in the cost of real-time quotations now being offered on NDB WebstationTM.

     Advertising and professional fees increased by approximately $1,743,000, or 230%, for the three months ended August 31, 1998, as compared to the same period of the prior year. The increase is primarily due to a rise in the costs associated with the Company's new advertising and marketing plan.

     Depreciation and amortization increased by approximately $185,000, or 11%, for the three months ended August 31, 1998, as compared to the comparable period of the prior year. This increase is primarily attributable to depreciation and amortization incurred on fixed asset, leasehold improvement, computer software and intangible asset additions by the Company aggregating approximately $5,700,000 during the period from September 1997 through August 1998.

     Occupancy and equipment rental expenses increased $156,000, or 26%, for the three month period ended August 31, 1998, as compared to the comparable period in the prior year. The increase is principally due to an increase in the cost of rental of various computer hardware and software systems.

     Interest expense decreased by approximately $98,000, or 46%, for the three months ended August 31, 1998, as compared to the same period in the previous year. During the three months ended August 31, 1997, Sherwood Securities incurred interest charges on the remaining unpaid balance of approximately $4,600,000 owed in connection with its settlement agreement, as amended, in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation. In addition, the Company incurred interest expense during the quarter ended August 31, 1997 on short-term borrowings made in connection with its trading activities.

     Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company and one of its subsidiaries, during the three months ended August 31, 1998 and 1997, respectively. Although the net income of Equitrade declined significantly versus the same quarter of the prior year, a larger portion of Equitrade's income for the quarter ended August 31, 1997 was generated in the specialist book where the Company's percentage interest was higher and losses were incurred in the specialist book where the Company's participation was lower. Conversely, in the current quarter, a larger portion of the losses was incurred in the specialist book in which the Company's participation interest was lower.

     The Company's effective tax rate decreased from approximately 45% for the three months ended August 31, 1997 to approximately 34% for the three months ended August 31, 1998. Even though the Company recognized a loss before income taxes this quarter, certain expenses are not deductible for tax purposes. This has the effect of offsetting some of the tax benefit that, otherwise, would have been available to the Company.

     For the three months ended August 31, 1998, deferred tax benefits of approximately $54,000, included in income tax expense, relate to the future taxability of certain temporary book to tax basis differences. In conjunction with the deferred tax asset the Company has recorded, no valuation allowance has been established because in management's judgment, it was concluded that it was more likely than not that the benefit would be realized.


                                     (11)

Liquidity

     The Company's tangible assets are highly liquid with more than 66% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally-generated funds. In addition, at August 31, 1998, margin account borrowings of approximately $243,000,000 were available to the Company from its clearing brokers.

     The  Company's  broker-dealer  entities,   Sherwood  Securities,   NDB  and
Equitrade, are subject to the SEC's minimum net capital requirement, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of August 31, 1998, Sherwood Securities, NDB and Equitrade had approximately $43,832,000, $3,474,000 and $19,080,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses, which are more severe than those imposed on most other businesses.

     From time to time, the Company has borrowed funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. Management is reviewing alternatives to meeting these funding requirements.

     Cash flows from operations will vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned into cash is determined by the depth of the market and the size of the Company's securities positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on Sherwood Securities, NDB and Equitrade, which directly affects the amount of funds available for operating, investing and financing activities.

     Effective August 14, 1998, NDBG purchased an additional interest in Equitrade from one of Equitrade's limited partners for $450,000. Concurrent with this purchase, NDBG loaned $900,000 to another limited partner to enable the partner to purchase an additional limited partnership interest in Equitrade. The loan, which is due on December 31, 2003, bears interest at the rate of 7% per annum and is secured by a pledge of the limited partner's partnership interest.

     The Company anticipates that it will spend an additional $1,100,000 over the next 3 months for its subsidiaries' ongoing technological infrastructure upgrades and intends to finance these upgrades with internally generated funds.

     Cash flows from the Company's investment activities are directly related to market conditions.

     During July 1998 and August 1998, Equitrade loaned RSF Partners ("RSF"), a NYSE specialist firm, an aggregate of $900,000 under three subordination agreements, each with interest payable at 8% per annum and a one-year term.

     In December 1992, the Company announced it would buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. In June 1998, the Board of Directors authorized an interim program to repurchase up to an additional 150,000 shares of the Company's common stock. As of August 31, 1998, 1,560,837 shares had been reacquired, of which 155,659 shares were repurchased during the three months ended August 31, 1998. The source of funds for these purchases was internally generated.

     In conjunction with the proposed purchase of RSF by Equitrade Partners, L.L.C. ("New Equitrade"), the staff of the NYSE has advised the Company that the capital of New Equitrade will have to be increased. Management of NDBG currently believes NDBG will have to provide a substantial portion of any additional capital. NDBG intends to raise this capital principally through borrowings. A portion of the capital may be supplied by internally generated funds. NDBG does not have any commitments from financial institutions to make funds available to it for this purpose. There can be no assurance that NDBG will be able to obtain the funds or obtain the funds on terms satisfactory to NDBG. Equitrade may also seek to raise a portion of this capital requirement. There can be no assurance Equitrade will be able to raise capital for the acquisition of RSF.


Effects of Inflation

     The Company's assets are not significantly affected by inflation because they are primarily monetary in nature. Management believes that replacement costs of furniture, equipment and leasehold improvements will not


                                       (12)


materially  affect  operations.  However,  the  rate of  inflation  affects  the
Company's   principal   expenses  such  as  employee   compensation,   rent  and
communication, which may not be readily recoverable from increased revenues. Because of market forces and competitive conditions in the securities industry, a broker-dealer may be unable to restructure its profit margins in order to recover increased costs related to inflation. Consequently, the Company must rely on increased volume for this purpose. However, the Company has significant cash balances on deposit with its principal clearing brokers on which interest is paid which, in the event there are higher interest rates, which normally result from inflation, would offset some of the costs.


Year 2000 Compliance

     The Company is preparing for the issues associated with the year 2000, including changes in the programming of internal and vendor computer systems. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company's plan to deal with the year 2000 issue is a five-step plan, which includes both information technology ("IT") and non-information technology ("non-IT") systems. IT systems include the Company's trading system, the Company's accounting software and the NDB WebstationTM. Non-IT systems include the Company's headquarters' water, sprinkler and elevator systems. The five steps are awareness, assessment, renovation, validation and implementation.
Awareness required the notification of all employees, particularly senior management, of the potential year 2000 problem. Assessment included taking inventory of every product or service produced or used by the Company that relies on the use of dates. The date could be used to store, search, retrieve or calculate information. The awareness and assessment phases of the plan were 100% complete as of August 31, 1998. Renovation, which was approximately 80% complete as of August 31, 1998 and scheduled for completion by November 1998, includes the conversion of those systems that have year 2000 problems into year 2000 compliant systems. Validation comprises the testing of all new systems by using test data with dates that include the year 2000. This is the certification phase of the Company's production platforms. Implementation will be a final review of all year 2000 production systems, IT and non-IT, in service. The Company is in the process of constructing a dedicated year 2000 test development environment to eliminate any potential risks to the production platforms for use in the validation phase of this plan. The Company expects the validation and implementation phases to be completed by June 1999. The Company is dependent upon services rendered by third parties, such as telecommunications, electric and clearance, which may have a material effect on operations. These essential service providers have indicated to the Company that they will be year 2000 compliant in time to meet the Company's schedule although management presently has no assurance that such plans will be implemented on a timely basis.

     The Company estimates that it will spend $500,000 for software modifications, hardware and testing related to year 2000. Through August 31, 1998, the Company has spent approximately $80,000 of which $40,000 was incurred during the three months ended August 31, 1998.

     The Company has assessed that business interruption is the most reasonably likely worst case year 2000 scenario although the effect upon the Company's results of operations, liquidity and financial condition is unknown.

     At this time, the Company is in the process of formulating contingency plans should vendors or customers fail to become compliant although no set timetable has been established. In case of a non-replaceable vendor suffering a failure in the year 2000, the Company could be materially affected.










                                     (13)



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



PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's 1998 Annual Report on Form 10-K, and the disclosures regarding such matters are incorporated herein by reference. NDBG's subsidiaries, and in some cases NDBG, have been named as defendants in lawsuits and arbitrations and are the subject of investigations, that allege, among other things, violations of Federal and state securities and related laws. Further, management of the Company believes, based upon discussions with the staff of the Securities and Exchange Commission ("SEC"), that the previously disclosed SEC investigation In the Matter of Certain Market Making Activities on NASDAQ, HO-2974, may be resolved through a settlement with the SEC and that the reserve established by the Company during the fiscal year ended May 31, 1998 is likely to be sufficient to cover the fines or disgorgement currently believed by management of the Company to likely arise out of such a settlement. Of course, there can be no assurance that a settlement will, in fact, be consummated or that if such a settlement is reached that the fines or disgorgements will not exceed the Company's reserve.

     On July 16, 1996, Sherwood Securities entered into a Stipulation and Order resolving a civil complaint filed in the United States District Court for the Southern District of New York (the "Complaint") by the United States Department of Justice ("DOJ") alleging that Sherwood Securities and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. The Complaint alleges, among other things, that NASDAQ market makers reached a common understanding to adhere to a "quoting convention" relating to the manner in which bids and asks would be displayed on NASDAQ. The relief sought in the Complaint was a declaration that the defendants have violated Section 1 of the Sherman Act, as well as injunctive relief and such other relief as the court deemed appropriate. In entering into the Stipulation and Order, Sherwood Securities did not admit that the DOJ's allegations were correct, but agreed that it would not engage in certain types of activities in connection with its NASDAQ market making and it undertook specified steps to assure compliance with the agreement. The Stipulation and Order was approved by the United States District Court of the Southern District of New York following a public hearing and that approval was affirmed on appeal by the United States Court of Appeals for the Second Circuit. While no petition for review by the United States Supreme Court has been filed, the deadline for doing so has not yet passed. If such review is sought, there can be no assurance that the United States Supreme Court will affirm the Court of Appeals' decision.

     The Company is also involved in other litigation and, except as set forth above, although there can be no assurance that such lawsuits, arbitrations and investigations involving the Company are not likely to have a material, adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits, arbitrations and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company in future periods.





                                                       (14)


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
                       Exhibit 2 - Letter of Intent of Equitrade Partners,
                                   L.L.C. and RSF Partners

                       Exhibit 11 - Computation of Net Income Per Common Share

                       Exhibit 27 - Financial Data Schedule

          (b) The Company filed no reports on Form 8-K during the quarter ended August 31, 1998.

















































                                       (15)

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           National Discount Brokers Group, Inc.
                                           -------------------------------------

      Date: October 12, 1998               By: Dennis Marino
     ----------------------------          -------------------------------------
                                           Dennis Marino
                                           Executive Vice President
                                           and Chief Administrative
                                           Officer


      Date: October 12, 1998               By: Denise Isaac
     -----------------------------         ------------------------------------
                                           Denise Isaac
                                           Chief Financial Officer and
                                           Principal Accounting Officer



































                                          (16)






                                                                 EHIBIT 2



RSF Partners
50 Broadway
New York, NY  10004

         Re:      Proposal to Purchase the Assets of RSF Partners

Gentlemen:

                  The purpose of this letter (the Letter") is to set forth certain nonbinding understandings and certain binding agreements between Equitrade Partners, LLC, a Delaware limited liability company ("Prospective Buyer"), and RSF Partners, a New York limited partnership (the "Company") and Joseph Rodriguez, James Bowen, Isidore Fields and Robert Prosser, all the general partners of the Company (the general partners of the Company and the Company are referred to collectively herein as "Prospective Sellers") with respect to the possible acquisition of substantially all of the assets of the Company. The assets of the Company shall include the right to make a market on The New York Stock Exchange (the "NYSE") in the securities set forth in Exhibit A hereto (the "Specialist Securities").

PART ONE - NONBINDING PROVISIONS

                  The following numbered paragraphs of this Letter (collectively, the "Nonbinding Provisions") reflect our mutual understanding of the matters described in them, but each party acknowledges that the Nonbinding Provisions are not intended to create or constitute any legally binding obligation between Prospective Buyer and Prospective Sellers, and neither Prospective Buyer nor Prospective Sellers shall have any liability to the other party with respect to the Nonbinding Provisions until a fully integrated, definitive agreement (the "Definitive Agreement"), and other related documents, are prepared, authorized, executed and delivered by and between all parties. If the Definitive Agreement is not prepared, authorized, executed or delivered for any reason, no party to this Letter shall have any liability to any other party to this Letter based upon, arising from, or relating to the Nonbinding Provisions except as indicated herein.

                  1. Basic Transaction. Prospective Buyer would acquire substantially all of the assets and certain liabilities of the Company. The parties intend that the closing of the proposed transaction would occur before October 31, 1998 (the "Closing").

                  2. Proposed Purchase Price. Based on the information known to Prospective Buyer on the date hereof, the total consideration for assets (including the right to make a market on the NYSE in the Specialist Securities) would be a 13.45% member interest in the Prospective Buyer (the "Purchase Price").

                  The Purchase Price, would be divided between Prospective Sellers who are partners of the Company pro rata in accordance with the following schedule upon dissolution of the Company: Joseph Rodriguez (3.63%); James Bowen (3.63%); Isidore Fields (4.17%) and Robert Prosser (2.02%).

                  3. Due Diligence. Prospective Buyer has commenced, and intends to continue, its due diligence investigation of the prospects, business, assets, contracts, rights, liabilities and obligations of the Company, including financial, marketing, employee, legal, regulatory and environmental matters.

                  4. Proposed Form of Agreement. Prospective Buyer and Prospective Sellers intend promptly to begin negotiating to reach a written Definitive Agreement, subject to the approval of members, containing comprehensive representations, warranties, indemnities, conditions and agreements by each Prospective Seller. The representations and warranties of Prospective Sellers shall survive the Closing for one year. Each Prospective Seller will indemnify the Prospective Buyer from liabilities incurred by Prospective Buyer for breaches by any Prospective Seller of his, or the Company's representations and warranties.

                  5. A. Conditions to Proposed Transaction. The parties do not intend to be bound to the Nonbinding Provisions or any provisions covering the same subject matter until the execution and delivery of the Definitive Agreement, which, if successfully negotiated, would provide that the proposed transaction would be subject to customary terms and conditions, including the following:

                           a.       receipt of all necessary consents and
approvals of governmental bodies,lenders, lessors and other third parties including the NYSE and compliance by the parties with the Hart-Scott-Rodino Antitrust Improvements Act (the "H-S-R Act"), if necessary;

                           b.       absence of any material adverse change in
the Company's business, financial condition, prospects, assets or operations since August 31, 1998;

                           c.       absence of pending or threatened litigation
regarding the Definitive Agreement or the transactions to be contemplated thereby; and

                           d.       delivery of customary legal opinions,
closing certificates and other documentation.

                  B. The arbitration proceeding before The New York Stock Exchange, Inc. Board of Arbitration titled RSF Partners L.P., Robert Prosser, Joseph A. Rodriguez, James F. Bowen, III, Anne M. Prosser and Robert L. Prosser, Jr., Claimants, against Isidore Fields, Respondent shall be dismissed with prejudice on or before the date the Definitive Agreement is executed and all parties to such proceeding shall execute general releases with respect to claims made therein.


                  6. Proposed Noncompetition Agreement. At the Closing, Prospective Buyer and each Prospective Seller would enter into a two year noncompetition agreement, pursuant to which each Prospective Seller would agree that he will not compete with the Prospective Buyer for two years after the Closing in the specialist business, and containing confidentiality and other customary provisions.

                  7. Prospective Sellers acknowledge the Prospective Buyer is in formation and intends to acquire the assets and liabilities of Equitrade
Partners, L.P., a New York limited partner. This acquisition has not been approved by the NYSE or the partners of Equitrade Partners, L.P.

PART TWO - BINDING PROVISIONS.

                  Upon execution by Prospective Sellers of this Letter or counterparts thereof, the following lettered paragraphs of this Letter (collectively, the "Binding Provisions") will constitute the legally binding and enforceable agreement of Prospective Buyer and each Prospective Seller (in recognition of the significant costs to be borne by Prospective Buyer and Prospective Sellers in pursuing this proposed transaction and further in consideration of their mutual undertakings as to the matters described herein).

                  A. Nonbinding Provisions Not Enforceable. The Nonbinding Provisions do not create or constitute any legally binding obligations between Prospective Buyer and Prospective Sellers, and neither Prospective Buyer nor Prospective Sellers shall have any liability to the other party with respect to the Nonbinding Provisions until the Definitive Agreement, if one is successfully negotiated, is executed and delivered by and between all parties. If the Definitive Agreement is not prepared, authorized, executed or delivered for any reason, no party to this Letter shall have any liability to any other party to this Letter based upon, arising from, or relating to the Nonbinding Provisions.

                  B. Definitive Agreement. Prospective Buyer and its counsel shall be responsible for preparing the initial draft of the Definitive Agreement. Subject to the final sentence of Paragraph C below, Prospective Buyer and each Prospective Seller shall negotiate in good faith to arrive at a mutually acceptable Definitive Agreement for approval, execution and delivery on the earliest reasonably practicable date.

                  C. Access. Prospective Sellers shall cause the Company to provide to Prospective Buyer complete access to the Company's facilities, books and records and shall cause the directors, employees, accountants, and other agents and representatives (collectively, "Representatives") of the Company to cooperate fully with Prospective Buyer and Prospective Buyer's Representatives in connection with Prospective Buyer's due diligence investigation of the Company and the Company's assets, contracts, liabilities, operations, records and other aspects of its business (as described in Paragraph 4 of the Nonbinding Provisions). Prospective Buyer shall be under no obligation to continue with its due diligence investigation or negotiations regarding the Definitive Agreement if, at any time, the results of its due diligence investigation are not satisfactory to Prospective Buyer for any reason in its sole discretion.

                  D. Exclusive Dealing. Prospective Sellers shall not and shall cause the Company not to, directly or indirectly, through any Representative or otherwise, solicit or entertain offers from, negotiate with or in any manner encourage, discuss, accept or consider any proposal of any other person relating to the acquisition of the Company, its assets or business, in whole or in part, whether through direct purchase, merger, consolidation or other business combination (other than sales of securities in the ordinary course) nor should any Prospective Seller dispose of any interest of his in the Company, nor shall they or any of them take any steps to dissolve, liquidate or wind up the affairs of the Company.

                  E. Break-up Fee. The Prospective Sellers shall pay the Prospective Buyer $50, 000 in reimbursement for its out-of-pocket expenses related to the transaction envisioned by this Letter if the Letter is terminated and the transaction does not close, except if the failure to close is the fault solely of the Prospective Buyer. In the event that Prospective Sellers breach Paragraph D or the Binding Provisions are terminated by Prospective Sellers pursuant to Paragraph K(ii) below and if within twelve (12) months after such breach or termination, either Prospective Sellers or the Company close a transaction relating to the acquisition of a material portion of the partnership interests of the Company, or of the Company, its assets or business, in whole or in part, whether through direct purchase, merger, consolidation or other business combination (an "Alternative Transaction"), then, immediately upon such closing, Prospective Sellers shall pay, or cause the Company to pay, to Prospective Buyer in the amount equal to the purchase price of the Alternative Transaction less $9.333 million times ten percent.

                  F. Conduct of Business. Until the Definitive Agreement has been duly executed and delivered by all of the parties or the Binding Provisions have been terminated pursuant to Paragraph K below, Prospective Sellers shall cause the Company to conduct its business only in the ordinary course, and not to engage in any extraordinary transactions without Prospective Buyer's prior consent, including

                           (i)      not disposing of any assets of the Company,
except in the ordinary course of business;

                           (ii)     not increasing the annual level of
compensation of any partner or employee, and not granting any unusual or extraordinary bonuses, benefits or other forms of direct or indirect compensation to any partner, employee or consultant;

                           (iii)    not increasing, terminating, amending or
otherwise modifying any plan for the benefit of partners or employees;

                           (iv)     not permitting a person to become a partner
of the Company;

                           (v)      not distributing any funds to any partner of
the Company except by way of compensation to partners within the limitations set forth in Paragraph (iii) above; and

                           (vii)    Disclosure.  Except as and to the extent
required by law, without the prior written consent of the other party, neither Prospective Buyer nor either Prospective Seller shall, and each shall direct its Representatives not to, directly or indirectly, make any public comment, statement or communication with respect to, or otherwise disclose or permit the disclosure of the existence of discussions regarding, a possible transaction between the parties or any of the terms, conditions or other aspects of the transaction proposed in this Letter.

                  H.  Confidentiality.  Except as and to the extend  required by law, Prospective Buyer shall not disclose or use, and it shall cause its Representatives not to disclose or use, any Confidential Information (as defined below) with respect to the Company furnished, or to be furnished, by either Prospective Seller, the Company or their respective Representatives to Prospective Buyer or its Representatives in connection herewith at any time or in any manner other than in connection with its evaluation of the transaction proposed in this Letter. For purposes of this Paragraph, "Confidential Information" means any information about the Company stamped "confidential" or identified in writing as such to Prospective Buyer by Prospective Sellers;
provided that it does include information which Prospective Buyer can demonstrate (i) is generally available to or known by than as a result of improper disclosure by Prospective Buyer or (ii) is obtained by Prospective Buyer from a source other than Prospective Sellers or the Company, provided that such source was not bound by a duty of confidentiality to Prospective Sellers or the Company or another party with respect to such information. If the Binding Provisions are terminated pursuant to Paragraph K below, Prospective Buyer shall promptly return to Prospective Sellers or the Company any Confidential Information in its possession.

                  I. Costs. Except as provided in Paragraph E, Prospective Buyer and each Prospective Seller shall be responsible for and bear all of its own costs and expenses (including any broker's or finder's fees) incurred in connection with the proposed transaction, including expenses of its Representatives, incurred at any time in connection with pursuing or consummating the proposed transaction, and the Company shall not be responsible for any such costs and expenses.

                  J. Consents. Prospective Buyer and each Prospective Seller shall cooperate with each other and proceed, as promptly as is reasonably practicable, to prepare and file the notifications required by the H-S-R Act, to seek to obtain all necessary consents and approvals from lenders, landlords and other third parties including the NYSE, and to endeavor to comply with all other legal or contractual requirements for or preconditions to the execution and consummation of the Definitive Agreement.

                  K. Termination.  The Binding Provisions may be terminated:

                           (i)      by mutual written consent of Prospective
Buyer and Prospective Sellers; or

                           (ii)     upon written notice by any party to the
other party if the Definitive Agreement has not been executed by October 31, 1998;

provided, however that the termination of the Binding Provisions shall not affect the liability of a party for breach of any of the Binding Provisions prior to the termination. Upon termination of the Binding Provisions, the parties shall have no further obligations hereunder, except as stated in Paragraphs E, G, H and I, which shall survive any such termination.

                  Please sign and date this Letter in the space provided below to confirm the mutual agreements set forth in the Binding Provisions and return a signed copy to the undersigned.

                                                     Very truly yours,

                                                     EQUITRADE PARTNERS, LLC.



                                                     By:
                                                     Name: Steve DiLascio
                                                     Title: Managing Director

Acknowledged and agreed as to the Binding Provisions:

RSF PARTNERS

By                                          (Seal)               By
    Partner                                                        Partner


                                            (Seal)               By
    Partner                                                        Partner


As Prospective Sellers



Joseph A. Rodriguez     James F. Bowen, III    Robert Prosser     Isadore Fields

                                   EXHIBIT A


LISTED COMPANY                                               ISSUES
ACADIA REALTY TRUST                                           AKR
AMERICAN RETIREMENT CORP.                                     ACR
AMPCO-PITTSBURGH CORP.                                         AP
ADVOCATE, INC.                                                AVC
BANKBOSTON CORP.                                              BKB
BARRETT RESOURCE CORP.                                        BRR
BELL INDUSTRIES, INC.                                          BI
BEST BUY CORP.                                                BBY
CAPITAL TRUST                                                  CT
CENTURY TELEPHONE ENTERPRISES, INC.                           CTL
CHINA YUCHAI INTERNATIONAL LTD.                               CYD
CV REIT, INC.                                                 CVI
DUFF & PHELPS UTILITIES TAX-FREE INCOME  FUND                 DTF                                               DTF
DYNEGY                                                        DYN
GENERAL MILLS, INC.                                           GIS
GUILFORD MILLS, INC.                                          GFD
LSB INDUSTRIES, INC.                                          LSB LSBprC
MANITOWOC COMPANY, INC. (THE)                                 MTW
MARK CENTERS  TRUST                                           MCT
MAXIM GROUP, INC. (THE)                                       MXG
MONTANA POWER COMPANY                                         MTP MTPprA
MORRISON HEALTH CARE, INC.                                    MHI
NEIMAN MARCUS GROUP, INC. (THE)                               NMG
NS GROUP, INC.                                                NSS
NUVEEN CALIFORNIA MUNICIPAL VALUE FUND                        NCA
NUVEEN FLORIDA QUALITY INCOME MUNICIPAL FUND                  NUF
NUVEEN SELECT TAX FREE INCOME                                 NXR
NYCOMED AMERSHAM plc                                          NYE
OCCIDENTAL PETROLEUM CORPORATION                              OXY OXYprA
OLD REPUBLIC INTERNATIONAL CORPORATION                        ORI
PAMECO CORPORATION                                            PCN
PROGRESSIVE CORPORATION (THE)                                 PGR
PUTNAM DIVIDEND INCOME FUND                                   PDI
REGENCY REALTY CORPORATION                                    REG
RUBY TUESDAY, INC.                                             RI
TAIWAN EQUITY FUND, INC.                                      TYW
UNIVISION COMMUNICATIONS INC.                                 UVN
YANKEE ENERGY SYSTEM, INC.                                    YES
ZWEIG FUND                                                     ZF


                                                    NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES                EXHIBIT 11
                                                          COMPUTATION OF NET INCOME PER COMMON SHARE

                                                                                  Three Months Ended August 31,
                                                                            Basic                                Diluted

                                                            ------------------  ------------------   ---------------- --------------
                                                                       1998               1997              1998             1997
                                                            ------------------  ------------------   ---------------- --------------
Common stock and common stock equivalents:
  Average common stock outstanding                                 14,090,148          12,694,665         14,090,148     12,694,665
  Average common stock equivalents
    issuable under stock options                                     -                   -                    13,368        150,858
                                                            ------------------  ------------------   ---------------- --------------


Total average common stock and common stock
  equivalents used for earnings per share computation              14,090,148          12,694,665         14,103,516     12,845,523
                                                            ==================  ==================   ================ ==============

Income:
    Net income (loss) from continuing operations            $      (1,335,323)  $       2,939,552    $    (1,335,323) $   2,939,552
    Net loss from discontinued operations                            -                   (231,080)           -             (231,080)

                                                            ------------------  ------------------   ---------------- --------------
            Net income (loss)                               $      (1,335,323)  $       2,708,472    $    (1,335,323) $   2,708,472

                                                            ==================  ==================   ================ ==============

Net income (loss) per common and common equivalent share:
    Net income (loss) from continuing operations            $           (0.09)  $            0.23    $         (0.09) $        0.23
    Net loss from discontinued operations                            -                      (0.02)           -                (0.02)
                                                               ---------------  ------------------   ---------------- --------------
        Net income (loss)                                   $           (0.09)  $            0.21    $         (0.09) $        0.21
                                                            ==================  ==================   ================ ==============


