Form 10-Q
period 1998-11-30
NATIONAL DISCOUNT BROKERS GROUP INC
filed 1999-01-13
CIK 811917

January 12, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: National Discount Brokers Group, Inc.
      Report on Form 10-Q for the Three Months Ended November 30, 1998

Gentlemen:

Enclosed please find the following material submitted on behalf of National Discount Brokers Group, Inc. ("Company"):

One complete copy of the Company's report on Form 10-Q for the Three Months Ended November 30, 1998 including financial statements and exhibits.

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

                      For Quarter Ended November 30, 1998
                                   OR
            [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from                    to
                                              --------------    -------------

                      Commission file number       1-9480
           -----------------------------------------------------------


                   National Discount Brokers Group, Inc.
           --------------------------------------------------------
               (Exact name of Registrant as specified in its charter)


              Delaware                                     22-2394480
        ----------------------------------------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)


            10 Exchange Place Centre, Jersey City, New Jersey     07302
      ---------------------------------------------------------------------
        (Address of principal executive offices)                (Zip code)


      ---------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

  14,010,407 shares of Common Stock, par value $.01 per share, were outstanding on December 31, 1998.




                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                AND SUBSIDIARIES


                                      INDEX


                                                                                PAGE
                                                                              --------

Part I - Financial Information

Item 1. - Financial Statements

  Consolidated Statements of Financial Condition -
         November 30, 1998 (Unaudited) and May 31, 1998                           3

  Consolidated Statements of Operations and Comprehensive Income (Unaudited) -
         Three Months and Six Months Ended November 30, 1998 and 1997           4 - 5

  Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended November 30, 1998 and 1997                            6 - 7

  Notes to Consolidated Financial Statements (Unaudited) -
         November 30, 1998                                                      8 - 10



Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        11 - 15


Part II - Other Information

Item 1. - Legal Proceedings                                                    15 - 16

Item 4. - Submission of Matters to a Vote of Security Holders                     16

Item 6. - Exhibits and Reports on Form 8-K                                        17

Signatures                                                                        18


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                November 30,
                                                                    1998                May 31,
              ASSETS                                            (Unaudited)              1998
                                                            ------------------   -------------------

Cash                                                        $         839,331             1,039,121
Receivables:
  Brokers and dealers                                              79,457,590            67,742,508
  Other                                                               878,639               727,099
Securities owned, at market value                                  63,133,266            67,969,111
Investment securities available for sale, at market value             777,112             2,615,000
Investment securities not readily marketable, at fair value           901,320             1,001,320
Loans and notes receivable                                          1,602,587               760,409
Furniture, fixtures, equipment, and leasehold improvements - at cost, net of accumulated depreciation and amortization of
  $14,110,863 at November 30, 1998 and $11,832,763 at May 31,
  1998                                                             15,548,555            18,011,262
Computer software - at cost, net of accumulated amortization of
  $2,085,401 at November 30, 1998 and $1,388,843 at May 31, 1998    2,760,756             2,683,635
Identified intangible assets, net of accumulated amortization of
   $1,405,519 at November 30, 1998 and $1,275,041 at May 31, 1998   6,119,512             5,988,770
Exchange memberships (market value $8,340,000 at November 30,
  1998 and $9,243,500 at May 31, 1998)                              7,416,496             7,416,496
U.S. Treasury Obligations, held as collateral                       7,901,481             7,667,463
Subordinated notes receivable                                       6,000,000             3,500,000
Deferred tax asset (net of valuation allowance)                       395,421               282,886
Other assets                                                        1,722,214             1,068,534
                                                            ------------------   -------------------
                                                            $     195,454,280    $      188,473,614
                                                            ==================   ===================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value       $      30,454,375    $       28,687,486
  Accounts payable and accrued expenses, including
    compensation payable to officers and employees of
    $8,826,889 at November 30, 1998 and $11,216,667
    at May 31, 1998                                                24,552,861            20,203,279
  Secured demand notes payable                                      3,500,000             3,500,000
  Income taxes payable                                              2,966,901             1,189,260
  Minority interest in Equitrade                                    7,860,237             9,465,741
                                                            ------------------   -------------------
          Total liabilities                                        69,334,374            63,045,766
                                                            ------------------   -------------------


Commitments and contingencies (Note 4)

Stockholders' equity (Note 5):
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                             -                     -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 14,343,201 shares                       143,432               143,432
  Additional paid-in capital                                       65,050,817            65,050,817
  Cumulative other comprehensive income-
    unrealized gain on securities available for sale                  777,112             2,615,000
  Retained earnings                                                63,724,242            59,176,152
                                                            ------------------   -------------------
                                                                  129,695,603           126,985,401
  Less: Treasury stock - at cost, 352,146 shares at
    November 30, 1998 and 162,924 shares at May 31, 1998           (3,575,697)           (1,557,553)
                                                            ------------------   -------------------
          Total stockholders' equity                              126,119,906           125,427,848
                                                            ------------------   -------------------
                                                            $     195,454,280    $      188,473,614
                                                            ==================   ===================


                       The accompanying notes are an integral part of these statements.

                                           (3)

               NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                       (Unaudited)

                                                             Three Months Ended November 30,           Six Months Ended November 30,
                                                            ---------------------------------------- -------------------------------
                                                                      1998                 1997            1998             1997
                                                            ------------------------------------------------------------------------

Revenues:
  Firm securities transactions - net                        $      35,792,751    $       26,179,150    $   49,558,327  $ 49,982,502
  Commission income                                                 9,555,198             9,590,738        18,399,292    19,293,445
  Floor brokerage income                                            4,593,700             4,004,699         8,501,700     8,200,599
  Investment securities gains realized                              1,379,790              -                1,428,865          -
  Interest income                                                   2,136,424             1,883,830         4,145,444     3,783,846
  Fee income                                                          999,478               777,852         1,894,138     1,536,187
  Other revenues                                                       23,809                79,573            96,839       129,104
                                                            ------------------   -------------------     ------------- -------------
                                                                   54,481,150            42,515,842        84,024,605    82,925,683
                                                            ------------------   -------------------     ------------- -------------
Expenses:
  Compensation and benefits                                        18,324,190            13,089,596        31,446,562    25,457,045
  Clearing and related charges                                     11,721,373            15,179,031        22,317,997    28,747,413
  Communications                                                    2,741,176             2,526,148         5,489,673     4,958,193
  Advertising and professional fees                                 2,891,627               642,374         5,393,067     1,401,297
  Depreciation and amortization                                     1,963,543             1,819,217         3,809,363     3,480,529
  Occupancy costs and equipment rental                                845,121               617,050         1,607,489     1,223,426
  Other expenses                                                    2,718,894             2,367,361         5,117,276     4,719,408
  Interest expense                                                    113,310               168,945           230,079       384,023
                                                            ------------------   -------------------     ------------- -------------
                                                                   41,319,234            36,409,722        75,411,506    70,371,334
                                                            ------------------   -------------------     ------------- -------------

   Income before minority interest and income taxes                13,161,916             6,106,120         8,613,099    12,554,349

   (Income) loss of Equitrade allocated to minority partners       (2,664,184)           (2,008,746)         (142,280)   (3,150,153)
                                                            ------------------   -------------------     ------------- -------------

   Income from continuing operations before income taxes           10,497,732             4,097,374         8,470,819     9,404,196
                                                            ------------------   -------------------     ------------- -------------

   Income taxes:
        Federal, currently payable                                  3,109,804             1,350,344         2,579,720     2,975,897
        State and local, currently payable                          1,562,877               471,136         1,455,544     1,106,816
                                                            ------------------   -------------------     ------------- -------------
                  Total current income tax expense                  4,672,681             1,821,480         4,035,264     4,082,713
                                                            ------------------   -------------------     ------------- -------------

        Federal, deferred                                             (38,078)               (6,624)          (76,410)       63,717
        State and local, deferred                                     (20,284)               (8,106)          (36,125)       27,590
                                                            ------------------   -------------------     ------------- -------------
                  Total deferred income tax expense                   (58,362)              (14,730)         (112,535)       91,307
                                                            ------------------   -------------------     ------------- -------------

           Total income taxes from continuing operations            4,614,319             1,806,750         3,922,729     4,174,020
                                                            ------------------   -------------------     ------------- -------------

   Net  income from continuing operations                           5,883,413             2,290,624         4,548,090     5,230,176

   Discontinued operations
     Loss from discontinued operations (net of tax benefit)          -                     (203,331)          -            (434,411)
                                                            ------------------   -------------------     ------------- -------------
   Net income                                                       5,883,413             2,087,293         4,548,090     4,795,765
                                                            ------------------   -------------------     ------------- -------------




                                 (Continued)
                                     (4)


              NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)
                                 (Continued)




                                                          Three Months Ended November 30,          Six Months Ended November 30,
                                                        --------------------------------------   ----------------------------------

                                                                     1998               1997                 1998           1997
                                                        ------------------  -------------------     --------------- ----------------
Other comprehensive income (loss), before tax
   Unrealized gain (loss) on investment securities
    available for sale
      Unrealized holding gains (losses) arising during period         482,815              -                 (409,023)        -
      Less: reclassification adjustment for gains included
        in net income                                              (1,428,865)             -               (1,428,865)        -
                                                            ------------------   -------------------   ---------------  ------------

   Other comprehensive income (loss), before tax                     (946,050)             -               (1,837,888)        -
   Income tax benefit related to items of other
     comprehensive income (loss)                                     (416,262)             -                 (719,487)        -
                                                            ------------------   -------------------   ---------------  ------------
                                                                     (529,788)             -               (1,118,401)        -
   Other comprehensive income (loss), net of tax            ------------------   -------------------   ---------------  ------------

   Comprehensive income                                     $       5,353,625    $        2,087,293    $    3,429,689   $ 4,795,765
                                                            ==================   ===================   ===============  ============



   Net  income (loss) per common and common
      equivalent share (a)
     Basic:
        Net  income from continuing operations              $            0.42    $             0.18    $         0.32   $      0.41
        Net  loss from discontinued operations                       -                        (0.02)          -               (0.04)
                                                            ------------------   -------------------   ---------------  ------------
            Net income                                      $            0.42    $             0.16    $         0.32   $      0.37
                                                            ==================   ===================   ===============  ============


Weighted average common shares outstanding                         13,991,923            12,710,468        14,041,304    12,702,523
                                                            ==================   ===================   ===============  ============

     Diluted:
        Net  income from continuing operations              $            0.42    $             0.18    $         0.32   $      0.41
        Net  loss from discontinued operations                       -                        (0.02)          -               (0.04)
                                                            ------------------   -------------------   ---------------  ------------
            Net income                                      $            0.42    $             0.16    $         0.32   $      0.37
                                                            ==================   ===================   ===============  ============

Weighted average common shares outstanding                         13,994,535            12,795,991        14,049,294    12,820,713
                                                            ==================   ===================   ===============  ============





(a) The sum of the individual quarters' earnings per common share does not equal the total amount for the six months ended November 30, 1998 due to the effect of averaging the number of shares of common stock equivalents throughout the year.













         The accompanying notes are an integral part of these statements.
                                     (5)

               NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                  Six Months Ended November 30,
                                                            ----------------------------------------
                                                                      1998                 1997
                                                            ------------------   -------------------
 Cash flows from operating activities:

  Net income from continuing operations                     $       4,548,090    $        5,230,176
  Net loss from discontinued operations                              -                     (434,411)

 Non-cash items included in net income:
  Equity income in partnerships                                      -                         (500)
  Depreciation and amortization                                     3,809,363             3,787,004
  Gain on sale of investment securities available for sale         (1,348,984)             -
  Gain on sale of investment securities not readily marketable        (79,881)             -
  Income of Equitrade allocated to minority partners                  142,280             3,150,153
  Provision for deferred taxes                                       (112,535)               91,307

 (Increase) decrease in operating assets:
  Funds segregated for customers                                     -                       29,203
  Receivables:
    Brokers and dealers                                           (11,715,082)           10,082,088
    Other                                                            (151,540)             (144,272)
  Securities owned, at market value                                 4,835,845            (8,246,879)
  U.S. Treasury Obligations, held as collateral                      (234,018)               75,028
  Other assets (net of deposits made on furniture, fixtures
     and equipment, and leasehold improvements)                       487,056               723,300

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value               1,766,889            (6,715,337)
  Accounts payable and accrued expenses                             4,349,582            (5,173,169)
  Income taxes payable                                              1,777,641             1,255,625
                                                            ------------------   -------------------
     Net cash provided by operating activities                      8,074,706             3,709,316
                                                            ------------------   -------------------

 Cash flows from investing activities:

  Proceeds from sale of investment securities available for sale    1,348,984              -
  Proceeds from sale of investment securities not readily marketable   79,881              -
  Loans made                                                         (900,000)             -
  Principal collected on notes receivable                              57,822                63,287
  (Purchases) sales of furniture, fixtures and
    equipment, and leasehold improvements, net                       (308,242)           (2,902,059)
  Deposits made on furniture, fixtures and equipment,
    leasehold improvements and computer software                   (1,040,736)              (73,815)
  Purchases of computer software                                     (796,277)           (1,208,049)
  Payment for purchase of identified intangible asset                (450,000)             -
  Issuance of subordinated note                                    (2,500,000)             -
                                                            ------------------   -------------------
     Net cash used in investing activities                         (4,508,568)           (4,120,636)
                                                            ------------------   -------------------








                                 (Continued)
                                     (6)

            NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Continued)

                                                                  Six Months Ended November 30,
                                                            ----------------------------------------
                                                                       1998                 1997
                                                            ------------------   -------------------
 Cash flows from financing activities:

  Purchase of treasury stock                                       (2,018,144)             -
  Capital contributions by minority interest                         -                       50,000
  Capital withdrawals by minority interest                         (1,747,784)           (1,464,181)
                                                            ------------------   -------------------

     Net cash used in financing activities                         (3,765,928)           (1,414,181)
                                                            ------------------   -------------------

 Net increase (decrease) in cash                                     (199,790)           (1,825,501)

 Cash at beginning of period                                        1,039,121             3,033,818
                                                            ------------------   -------------------
 Cash at end of period                                      $         839,331    $        1,208,317
                                                            ==================   ===================







































           The accompanying notes are an integral part of these statements.
                                      (7)





















             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                                 November 30, 1998

Note 1 - Business and organization

     National Discount Brokers Group, Inc. ("NDBG") and its subsidiaries (collectively the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has two principal registered broker-dealer wholly owned subsidiaries, Sherwood Securities Corp. ("Sherwood Securities") and Triak Services Corp., doing business as National Discount Brokers ("NDB"). In addition, NDBG and its wholly owned subsidiary, SHD Corp., own membership interests in Equitrade Partners L.L.C. ("Equitrade"), a limited liability company, which is a specialist for securities listed on The New York Stock Exchange ("NYSE"). On November 30, 1998, Equitrade Partners L.P. ("Old Equitrade") merged into Equitrade, a newly formed limited liability company. Effective August 14, 1998, NDBG acquired an additional partnership interest in Old Equitrade from one of its minority partners for $450,000. In the aggregate, the Company's membership interests comprised approximately 53% of Equitrade's membership interests as of November 30, 1998 (see Note 7 - Subsequent Event).

Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1998 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the three and six months ended November 30, 1998 presentations.

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

Note 4 - Commitments and contingencies

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's 1998 Annual Report on Form 10-K, and the disclosures regarding such matters are incorporated herein by reference. NDBG's subsidiaries, and in some cases NDBG, have been named as defendants in lawsuits and arbitrations and are the subject of investigations, that allege, among other things, violations of Federal and state securities and related laws and other laws.

     As part of a global settlement involving more than 25 Nasdaq market-making firms, Sherwood Securities has settled proceedings brought against it in connection with the investigation by the Securities and Exchange Commission ("SEC"), captioned In the Matter of Certain Market-Making Activities on NASDAQ, HO-2974. In connection with the settlement, Sherwood Securities consented to the entry of certain Orders by the SEC instituting proceedings, making findings and imposing sanctions. Sherwood Securities neither admitted nor denied the substantive allegations set forth in the Orders. The Orders state that Sherwood Securities, aided and abetted by certain traders employed by Sherwood Securities during the relevant time, engaged in or caused certain violations of Section 15(c)(1) and (2) and Section 17(a) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, and

                                        (8)

orders Sherwood Securities and certain of its traders to cease and desist from committing or causing future violations of these provisions. In addition, the Orders also stated that Sherwood Securities had failed to reasonably supervise its market-making activities, in violation of Section 15(b)(4)(E) of the Exchange Act.

     As part of the settlement, Sherwood Securities has agreed to pay a civil penalty of $1,000,000 to the SEC and the sum of $8,138 in disgorgement. As referenced in prior filings, Sherwood Securities previously fully reserved for the penalty payment, which will be made prior to January 21, 1999. Sherwood Securities also agreed to a review by an independent consultant appointed by the SEC of its policies, procedures and practices relating to prevention and detection of those types of conduct described in the Orders which relate to Sherwood Securities. Finally, three present and one former trader employed by Sherwood Securities also consented, neither admitting nor denying the allegations, to the entry of the Orders and to individual suspensions ranging from 7 to 12 weeks and individual penalties ranging from $25,000 to $50,000 each.

     On July 16, 1996, Sherwood Securities entered into a Stipulation and Order resolving a civil complaint filed in the United States District Court for the Southern District of New York (the "Complaint") by the United States Department of Justice ("DOJ") alleging that Sherwood Securities and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. The Complaint alleges, among other things, that NASDAQ market makers reached a common understanding to adhere to a "quoting convention" relating to the manner in which bids and asks would be displayed on NASDAQ. The relief sought in the Complaint was a declaration that the defendants have violated Section 1 of the Sherman Act, as well as injunctive relief and such other relief as the court deemed appropriate. In entering into the Stipulation and Order, Sherwood Securities did not admit that the DOJ's allegations were correct, but agreed that it would not engage in certain types of activities in connection with its NASDAQ market making and it undertook specified steps to assure compliance with the agreement. The Stipulation and Order was approved by the United States District Court of the Southern District of New York following a public hearing and that approval was affirmed on appeal by the United States Court of Appeals for the Second Circuit. No timely petition for review by the United States Supreme Court has been filed.

     As set forth in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K, on April 9, 1997, Sherwood Securities entered into a settlement agreement (the "Settlement Agreement") with Plaintiffs' co-lead counsel on behalf of the class action plaintiffs in the case In Re: Nasdaq Market Makers Antitrust Litigation, 94 Civ. 3996(RWS). On November 9, 1998, Judge Sweet of the United States District Court for the Southern District of New York (the "Court") approved the Settlement Agreement and entered a Final Judgment and Order of Dismissal. The Court's Final Judgment has been appealed to the United States Court of Appeals for the Second Circuit, and such appeals are pending. The specific terms of Sherwood Securities' Settlement Agreement are set forth in the Company's filing on Form 10-K for the fiscal year ended May 31, 1998 and incorporated herein by reference.

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

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities, NDB and Equitrade are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of November 30, 1998, the net capital of Sherwood Securities, NDB and Equitrade exceeded their required net capital by $45,678,000, $3,045,000 and $26,768,000, respectively.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at November 30, 1998 the payment of dividends and advances to the Company by Sherwood Securities, NDB and Equitrade is limited to $45,478,000, $2,995,000 and $26,718,000, respectively, under the most restrictive of these requirements. The SEC may, by order, restrict the withdrawal of equity capital on a net basis if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community. The NYSE has the authority to set minimum levels of capitalization for specialists on the exchange, including Equitrade. The NYSE has imposed a minimum capital requirement on Equitrade of $55,000,000 as a result of its transaction with RSF Partners, L.P. (see Note 7)
                                      (9)

Note 6 - New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), for periods beginning after December 15, 1997. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Statement 130 has been implemented by the Company for the six months ended November 30, 1998.

Note 7 - Subsequent Event

     On September 4, 1998, Equitrade signed a letter of intent to with RSF Partners, L.P. ("RSF"), a New York limited partnership to acquire certain assets of RSF including all of RSF's rights to act as a specialist on the NYSE. RSF was a specialist in 39 securities. As of December 31, 1998, RSF and Equitrade together with the general partners of RSF entered into the Contribution Agreement. Pursuant to the Contribution Agreement, on December 31, 1998, RSF contributed its specialist rights to Equitrade in exchange for a 13% membership interest in Equitrade. The Company's membership interest in Equitrade after the transaction with RSF is approximately 46.8%. The staff of the NYSE has required Equitrade to increase its capital to $55,000,000 as a result of this transaction. In order to increase Equitrade's capital, a $22,000,000 subordinated loan was made to Equitrade by NDBG. NDBG obtained the funds by borrowing $15,000,000 from Spear, Leeds & Kellogg, L.P., with a six-month maturity, and the balance was provided by internally generated funds of the Company. In addition, Equitrade acquired the inventory of securities of RSF, the fair market value of which (approximately $2,700,000) will be applied to satisfy $3,500,000 in subordinated loans from Equitrade to RSF. RSF has repaid the remaining approximately $800,000 of the subordinated loan by a cash transfer to Equitrade. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)






























                                      (10)

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The results of continuing operations of National Discount Brokers Group, Inc. and subsidiaries (collectively the "Company") for the three and six months ended November 30, 1998 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), Triak Services Corp., doing business as National Discount Brokers ("NDB"), and Equitrade Partners L.L.C. ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in Nasdaq National Market System and Small-Cap securities. NDB is a discount brokerage firm specializing in trade execution for individual investors. Equitrade is a registered specialist in equity securities on The New York Stock Exchange ("NYSE").

     The Company's consolidated net income from continuing operations for the three months ended November 30, 1998 was $5,883,000 compared to $2,291,000 for the three months ended November 30, 1997.

     The Company's consolidated net income from continuing operations for the six months ended November 30, 1998 was $4,548,000 compared to $5,230,000 for the six months ended November 30, 1997.

     Total revenue for the Company increased by approximately $11,965,000, or 28%, for the three months ended November 30, 1998, as compared with November 30, 1997, and increased $1,099,000, or 1%, for the six months ended November 30, 1998 as compared with November 30,1997. The reasons for the increase in revenues are set forth below.

     Revenue from firm securities transactions increased $9,614,000, or 37%, and decreased $424,000, or less than 1%, for the three and six months ended November 30, 1998, respectively, as compared with the same periods in the previous year. The heightened activity in the equity markets, particularly with increased trading volume in internet and high technology related stocks, resulted in increases in both the Company's ticket and share volume for the quarter ended November 30, 1998, as compared to the second quarter a year ago and enabled the Company to significantly overcome most of the losses recorded during the quarter ended August 31, 1998.

     The Company's commission income decreased by $36,000, or less than 1%, and by $894,000, or 5%, for the three and six months ended November 30, 1998, respectively, when compared with the same periods in the prior year. This decrease occurred even though average daily ticket count remained fairly consistent at approximately 6,500 tickets per day for the three months ended November 30, 1998 and 6,180 tickets per day for the six months ended November 30, 1998, when compared with the previous year's comparable periods. The decline in commission income is primarily attributable to a continued shift in the way customers trade with NDB, as more customers traded utilizing NDB's lower-priced, automated systems, Power BrokerTM and WebstationTM, as opposed to using live representatives at higher commission rates.

     Floor brokerage income increased by approximately $589,000, or 15%, and by $301,000, or 4%, for the three and six months ended November 30, 1998, respectively, when compared to the prior year. The increases were the result of a rise in the volume of transactions in the stocks in which the Company acts as a specialist on the NYSE. However, although share volume was up 47% and 41% for the three and six months ended November 30, 1998, respectively, over the comparable periods of the prior year, due to increased competition, floor brokerage rates have been decreasing as a trend and discounts are often given to high volume customers.

     Realized investment securities gains for the three and six months ended November 30, 1998 resulted entirely from sales of an aggregate of 124,500 shares of common stock of Eurotech Ltd. and 170,000 shares of common stock of Astropower, Inc., respectively. There were no realized investment securities gains or losses during the three or six-month periods ended November 30, 1997.

     Interest income increased by approximately $253,000, or 13%, and $362,000, or 10%, for the three and six months ended November 30, 1998, respectively, as compared to the previous year. The increase is primarily due to a rise in average customer debit and credit balances held with the Company's clearing broker that led to an increase in interest earned and to larger average amounts of cash available to earn interest, which was offset by a decrease in average interest rates.

                                      (11)

     Fee income increased by $222,000, or 28%, and $358,000, or 23%, for the three and six months ended November 30, 1998, respectively, as compared to the prior year. The increase is principally due to the Company receiving higher Rule 12b-1 fees from money market funds as customers' balances in those funds have increased since the prior year.

     Total expenses for the three months ended November 30, 1998 increased approximately $4,909,000, or 13%, from $36,410,000 in the quarter ended November 30, 1997 to $41,319,000 during the quarter ended November 30, 1998. Total expenses for the six months ended November 30, 1998 increased approximately $5,041,000, or 7%, from $70,371,000 in 1997 to $75,412,000 in 1998. The reasons for the increase in expenses are set forth below.

     Compensation and benefits increased $5,235,000, or 40%, and $5,990,000, or 24% for the three and six months ended November 30, 1998, respectively, compared with the prior year. The increase is due primarily to a rise in compensation paid to traders and salesmen. In September 1997, Sherwood Securities began to pay its traders and certain sales personnel under a new "Annual Trading/Sales Production Guarantee" program. Under the program, these traders and salesmen are guaranteed a minimum salary regardless of trading profitability. Prior to September 1997, they were paid a percentage of trading profits generated as compensation. In addition, officer and staff salaries were higher than in the prior year due to new hires.

     Clearing and related charges decreased by approximately $3,458,000, or 23%, and $6,429,000, or 22%, for the three and six months ended November 30, 1998, respectively, as compared to the prior year. The decrease is due principally to two factors. First, there was a reduction in clearance charges due to a decrease in per ticket rates negotiated subsequent to November 30, 1997. Also contributing to the decrease are lower correspondent fees paid based upon the overall size and type of the order flow received.

      Communications expense, which includes market data services, increased by approximately $215,000, or 9%, and $531,000, or 11%, for the three and six months ended November 30, 1998, respectively, as compared to the comparable periods in the previous year. The increase is mainly due to an increase in the cost of real-time quotations now being offered on NDB WebstationTM.

     Advertising and professional fees increased by approximately $2,249,000, or 350%, and $3,992,000, or 285%, for the three and six months ended November 30, 1998, respectively, as compared to the same periods of the prior year. The increase is primarily due to a rise in the costs associated with the Company's new advertising and marketing plan, in addition to legal and professional fees associated with the conversion of Old Equitrade to a limited liability company and the acquisition of RSF Partners, L.P.

     Depreciation and amortization increased by approximately $144,000, or 8%, and $329,000, or 9%, for the three and six months ended November 30, 1998, respectively, as compared to the prior year. This increase is primarily attributable to depreciation and amortization incurred on fixed asset, leasehold improvement, computer software and intangible asset additions by the Company aggregating approximately $4,200,000 during the period from December 1997 through November 1998.

     Occupancy costs and equipment rental expenses increased $228,000, or 37%, and $384,000, or 31%, for the three and six month periods ended November 30, 1998, respectively, as compared to the prior year. The increase is principally due to an increase in the cost of rental of various computer hardware and software systems.

     Other expenses increased by approximately $352,000, or 15%, and $398,000, or 8%, for the three and six month periods ended November 30,1998, respectively, as compared to the prior year. These increases can be attributed to an increase in entertainment and public relations costs, as well as an increase in maintenance service contract fees paid in order to maintain infrastructures as the original warranties on the various systems continue to expire.

     Interest expense decreased by approximately $56,000, or 33%, and $154,000, or 40%, for the three and six months ended November 30, 1998, respectively, as compared to the previous year. During the three and six months ended November 30, 1997, Sherwood Securities incurred interest charges on the remaining unpaid balance of approximately $4,600,000 owed in connection with its settlement agreement, as amended, in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation. In addition, the Company incurred interest expense during the three and six months ended November 30, 1997 on short-term borrowings made in connection with its trading activities.




                                      (12)

     Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company and one of its subsidiaries, during the three and six months ended November 30, 1998 and 1997, respectively. For the three months ended November 30, 1998, Equitrade's net income was up by 23% over the same period of the prior year. The share allocated to the minority partners, however, increased by 33% as a larger portion of Equitrade's income for the three months ended November 30, 1998 was generated in the specialist books where the minority partners' percentage interest was higher than had been generated in the prior year. Conversely, a larger portion of Equitrade's loss for the three months ended August 31, 1998 had been generated in the specialist books where the minority partners' percentage interest was higher. This caused the minority partners' share of Equitrade's net income for the six months ended November 30, 1998 to fall 95% from the prior year although Equitrade's net income for the same period only declined by 89%.

     The Company's effective tax rate was approximately 44% for both the three months ended November 30, 1998 and November 30, 1997 and increased from approximately 44% for the six months ended November 30, 1997 to approximately 46% for the six months ended November 30, 1998.

     For the three and six months ended November 30, 1998, deferred tax benefits of approximately $58,000 and $112,000, respectively, included in income tax expense, relate to the future taxability of certain temporary book to tax basis differences. In conjunction with the deferred tax asset the Company has recorded, no valuation allowance has been established because, in management's judgment, it was concluded that it was more likely than not that the benefit would be realized.

Liquidity

     The Company's tangible assets are highly liquid with more than 73% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally-generated funds. In addition, at November 30, 1998, margin account borrowings of approximately $281,000,000 were available to the Company from its clearing brokers. On December 31, 1998, NDBG borrowed $15,000,000 to increase the capital of Equitrade as a result of Equitrade's acquisition of RSF Partners, L.P. (See Note 7 to the Consolidated Financial Statements.) The borrowing has a six month maturity and bears interest at the rate of 6% per annum, with the principal and interest payable at maturity.

     The Company's broker-dealer subsidiaries and affiliates, Sherwood Securities, NDB and Equitrade, are subject to the SEC's minimum net capital requirement, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of November 30, 1998, Sherwood Securities, NDB and Equitrade had approximately $45,678,000, $3,045,000 and $26,768,000, respectively, in excess of the required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses, which are more severe than those imposed on most other businesses. The NYSE has the authority to set minimum levels of capitalization for specialists on the exchange, including Equitrade. The NYSE has imposed a minimum capital requirement on Equitrade of $55,000,000 as a result of its transaction with RSF, a NYSE specialist firm.

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

     Effective August 14, 1998, NDBG purchased an additional interest in Old Equitrade from one of Old Equitrade's limited partners for $450,000. Concurrent with this purchase, NDBG loaned $900,000 to another limited partner to enable the partner to purchase an additional limited partnership interest in Old Equitrade. The loan, which is due on December 31, 2003, bears interest at the rate of 7% per annum and is secured by a pledge of the limited partner's partnership interest.

     The Company anticipates that it will spend an additional $1,000,000 over the next 3 months for its subsidiaries' ongoing technological infrastructure upgrades and intends to finance these upgrades with internally generated funds.


                                      (13)

     Cash flows from the Company's investment activities are directly related to market conditions.

     Between July 1998 and December 1998, Old Equitrade and Equitrade loaned RSF an aggregate of $3,500,000, under nine subordination agreements, each with interest payable at 8% per annum and a one-year term. As part of the acquisition of RSF, Equitrade received approximately $2,700,000 in market value of securities and $800,000 in cash, which will be applied against the outstanding balance of the subordinated loans.

     In December 1992, the Company announced it would buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. In June 1998, the Board of Directors authorized an interim program to repurchase up to an additional 150,000 shares of the Company's common stock. As of November 30, 1998, 1,594,400 shares had been reacquired, of which 189,222 shares were repurchased during the six months ended November 30, 1998. The source of funds for these purchases was internally generated.


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


Year 2000 Compliance

     This material is subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

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

     The Company's plan to deal with the year 2000 issue is a five-step plan, which includes both information technology ("IT") and non-information technology ("non-IT") systems. IT systems include the Company's trading system, the Company's accounting software and the NDB WebstationTM. Non-IT systems include the Company's headquarters' water, sprinkler and elevator systems. The five steps are awareness, assessment, renovation, validation and implementation.
Awareness required the notification of all employees, particularly senior management, of the potential year 2000 problem. Assessment included taking inventory of every product or service produced or used by the Company that relies on the use of dates. The date could be used to store, search, retrieve or calculate information. The awareness and assessment phases of the plan were 100% complete as of November 30, 1998. Renovation, which has also been completed as of November 1998, includes the conversion of those systems that have year 2000 problems into year 2000 compliant systems. Validation comprises the testing of all new systems by using test data with dates that include the year 2000. This is the certification phase of the Company's production platforms. Implementation will be a final review of all year 2000 production systems, IT and non-IT, in service. The Company has constructed a dedicated year 2000 test development environment to eliminate any potential risks to the production platforms for use in the validation phase of this plan. The Company expects the validation and implementation phases to be completed by June 1999. The Company is dependent upon services rendered by third parties, such as telecommunications, electric and clearance, which may have a material effect on operations. These essential service providers have indicated to the Company that they will be year 2000 compliant in time to meet the Company's schedule although management presently has no assurance that such plans will be implemented on a timely basis.

     The  Company   estimates   that  it  will  spend   $500,000   for  software
modifications, hardware and testing related to year 2000. Through November 30, 1998, the Company has spent approximately $93,000 of which $13,000 was

                                      (14)

incurred during the three months ended November 30, 1998.

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



PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's 1998 Annual Report on Form 10-K, and the disclosures regarding such matters are incorporated herein by reference. NDBG's subsidiaries, and in some cases NDBG, have been named as defendants in lawsuits and arbitrations and are the subject of investigations, that allege, among other things, violations of Federal and state securities and related laws and other laws.

     As part of a global settlement involving more than 25 Nasdaq market-making firms, Sherwood Securities has settled proceedings brought against it in connection with the investigation by the Securities and Exchange Commission ("SEC"), captioned In the Matter of Certain Market-Making Activities on NASDAQ, HO-2974. In connection with the settlement, Sherwood Securities consented to the entry of certain Orders by the SEC instituting proceedings, making findings and imposing sanctions. Sherwood Securities neither admitted nor denied the substantive allegations set forth in the Orders. The Orders state that Sherwood Securities, aided and abetted by certain traders employed by Sherwood Securities during the relevant time, engaged in or caused certain violations of Section 15(c)(1) and (2) and Section 17(a) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, and orders Sherwood Securities and certain of its traders to cease and desist from committing or causing future violations of these provisions. In addition, the Orders also stated that Sherwood Securities had failed to reasonably supervise its market-making activities, in violation of Section 15(b)(4)(E) of the Exchange Act.

     As part of the settlement, Sherwood Securities has agreed to pay a civil penalty of $1,000,000 to the SEC and the sum of $8,138 in disgorgement. As referenced in prior filings, Sherwood Securities previously fully reserved for the penalty payment, which will be made prior to January 21, 1999. Sherwood Securities also agreed to a review by an independent consultant appointed by the SEC of its policies, procedures and practices relating to prevention and detection of those types of conduct described in the Orders which relate to Sherwood Securities. Finally, three present and one former trader employed by Sherwood Securities also consented, neither admitting nor denying the allegations, to the entry of the Orders and to individual suspensions ranging from 7 to 12 weeks and individual penalties ranging from $25,000 to $50,000 each.

     On July 16, 1996, Sherwood Securities entered into a Stipulation and Order resolving a civil complaint filed in the United States District Court for the Southern District of New York (the "Complaint") by the United States Department of Justice ("DOJ") alleging that Sherwood Securities and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. The Complaint alleges, among other things, that NASDAQ market makers reached a common understanding to adhere to a "quoting convention" relating to the manner

                                      (15)

in which bids and asks would be displayed on NASDAQ. The relief sought in the Complaint was a declaration that the defendants have violated Section 1 of the Sherman Act, as well as injunctive relief and such other relief as the court deemed appropriate. In entering into the Stipulation and Order, Sherwood Securities did not admit that the DOJ's allegations were correct, but agreed that it would not engage in certain types of activities in connection with its NASDAQ market making and it undertook specified steps to assure compliance with the agreement. The Stipulation and Order was approved by the United States District Court of the Southern District of New York following a public hearing and that approval was affirmed on appeal by the United States Court of Appeals for the Second Circuit. No timely petition for review by the United States Supreme Court has been filed.

     As set forth in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K, on April 9, 1997, Sherwood Securities entered into a settlement agreement (the "Settlement Agreement") with Plaintiffs' co-lead counsel on behalf of the class action plaintiffs in the case In Re: Nasdaq Market Makers Antitrust Litigation, 94 Civ. 3996(RWS). On November 9, 1998, Judge Sweet of the United States District Court for the Southern District of New York (the "Court") approved the Settlement Agreement and entered a Final Judgment and Order of Dismissal. The Court's Final Judgment has been appealed to the United States Court of Appeals for the Second Circuit, and such appeals are pending. The specific terms of Sherwood Securities' Settlement Agreement are set forth in the Company's filing on Form 10-K for the fiscal year ended May 31, 1998 and incorporated herein by reference.

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


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company held an Annual Meeting of its Stockholders on October 20, 1998.

          (b) (i) The following persons were elected directors for a term of three years:

                                                                              Votes          Votes
                                                                               For         Withheld
                             Arthur Kontos                                    13,265,868       45,777
                             Richard J. Marino                                13,265,943       45,702
                             Ralph N. Del Deo                                 13,266,068       45,577

                   The following persons continued as directors:
                   Dennis Marino, James H. Lynch, Jr., Stephen J. DiLascio, Carl
                   H. Hewitt, John P. Duffy and Thomas Neumann.


             (ii) The shareholders ratified the appointment of KPMG Peat Marwick
                  LLP as the Company's independent auditors for the fiscal year ending May 31, 1999. The following was the shareholder vote on this matter:

                            For:                                         13,298,234
                            Against:                                          5,101
                            Withheld:                                         8,310
                            Broker Non-Vote:                                      0








                                      (16)

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                       Exhibit 11 - Computation of Net Income Per Common Share

                       Exhibit 27 - Financial Data Schedule

          (b) The Company filed no reports on Form 8-K during the quarter ended November 30, 1998.


















































                                      (17)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          National Discount Brokers Group, Inc.
                                          --------------------------------------

    Date: January 12, 1999                By: Dennis Marino
   ----------------------------           --------------------------------------
                                          Dennis Marino
                                          Executive Vice President
                                          and Chief Administrative
                                          Officer


    Date: January 12, 1999                By: Denise Isaac
   ----------------------------           --------------------------------------
                                          Denise Isaac
                                          Chief Financial Officer and
                                          Principal Accounting Officer



































                                      (18)

                                                                     EXHIBIT 11
              NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                     COMPUTATION OF NET INCOME PER COMMON SHARE

                                                                                    Three Months Ended November 30,
                                                                            Basic                                    Diluted

                                                            ------------------   -------------------   ---------------  ------------
                                                                       1998                 1997            1998             1997
                                                            ------------------   -------------------   ---------------- ------------
Common stock and common stock equivalents:
  Average common stock outstanding                                 13,991,923            12,710,468        13,991,923    12,710,468
  Average common stock equivalents
    issuable under stock options                                      -                    -                    2,612        85,523
                                                            ------------------   -------------------   ---------------  ------------

Total average common stock and common stock
  equivalents used for earnings per share computation              13,991,923            12,710,468        13,994,535    12,795,991
                                                            ==================   ===================   ===============  ============

Income:
    Net income from continuing operations                   $       5,883,413     $       2,290,624     $   5,883,413   $ 2,290,624
    Net loss from discontinued operations                             -                    (203,331)           -           (203,331)
                                                            ------------------   -------------------   ---------------  ------------

            Net income                                      $       5,883,413     $       2,087,293     $   5,883,413   $ 2,087,293
                                                            ==================   ===================   ===============  ============

Net income (loss) per common and common equivalent share:
    Net income from continuing operations                   $            0.42    $             0.18    $         0.42   $      0.18
    Net loss from discontinued operations                            -                        (0.02)          -               (0.02)
                                                            ------------------   -------------------   ---------------  ------------
                                                            $            0.42    $             0.16    $         0.42   $      0.16
                                                            ==================   ===================   ===============  ============


                                                                                    Six Months Ended November 30,
                                                                            Basic                                Diluted

                                                            ------------------   -------------------   ---------------  ------------

                                                                      1998                 1997              1998             1997
                                                            -------------------- ---------------------------------------------------
  Average common stock outstanding                                 14,041,304            12,702,523        14,041,304    12,702,523
  Average common stock equivalents
    issuable under stock options                                     -                     -                    7,990       118,190
                                                            ------------------   -------------------   ---------------  ------------

Total average common stock and common stock
  equivalents used for earnings per share computation              14,041,304            12,702,523        14,049,294    12,820,713
                                                            ==================   ===================   ===============  ============

Income:
    Net income from continuing operations                   $       4,548,090    $        5,230,176    $    4,548,090   $ 5,230,176
    Net loss from discontinued operations                            -                     (434,411)          -            (434,411)
                                                            ------------------   -------------------   ---------------  ------------
            Net income                                      $       4,548,090    $        4,795,765    $    4,548,090     4,795,765
                                                            ==================   ===================   ===============  ============

Net income (loss) per common and common equivalent share (a):
    Net income from continuing operations                   $            0.32    $             0.41    $         0.32   $      0.41
    Net loss from discontinued operations                            -                        (0.04)          -               (0.04)
                                                            ------------------   -------------------   ---------------  ------------

            Net income                                      $            0.32    $             0.37    $         0.32   $      0.37
                                                            ==================   ===================   ===============  ============



(a) The sum of the individual quarters' earnings per common share does not equal the total amount for the six months ended November 30, 1998 due to the effect of averaging the number of shares of common stock equivalents throughout the year.