Form 10-Q
period 1999-02-28
NATIONAL DISCOUNT BROKERS GROUP INC
filed 1999-04-14
CIK 811917

April 13, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: National Discount Brokers Group, Inc.
      Report on Form 10-Q for the Three Months Ended February 28, 1999

Gentlemen:

Enclosed please find the following material submitted on behalf of National Discount Brokers Group, Inc. ("Company"):

One complete copy of the Company's report on Form 10-Q for the Three Months Ended February 28, 1999 including financial statements and exhibits.

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

                        For Quarter Ended February 28, 1999
                                       OR
                [ ] Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

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

 13,981,191 shares of Common Stock, par value $.01 per share, were outstanding on March 31, 1999.

                        NATIONAL DISCOUNT BROKERS GROUP, INC.
                                    AND SUBSIDIARIES


                                         INDEX


                                                                            PAGE



Part I - Financial Information

Item 1. - Financial Statements

  Consolidated Statements of Financial Condition -
       February 28, 1999 (Unaudited) and May 31, 1998                       3

  Consolidated Statements of Operations and Comprehensive Income (Unaudited) -
       Three Months and Nine Months Ended February 28, 1999 and 1998      4 - 5

  Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months Ended February 28, 1999 and 1998                       6 - 7

  Notes to Consolidated Financial Statements (Unaudited) -
       February 28, 1999                                                  8 - 10

Item 2. - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     11 - 16

Part II - Other Information

Item 1. - Legal Proceedings                                                 16

Item 6. - Exhibits and Reports on Form 8-K                                  17

Signatures                                                                  18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 February 28,
                                                                     1999               May 31,
              ASSETS                                             (Unaudited)             1998
                                                             ------------------  -------------------

Cash                                                         $       1,975,501   $        1,039,121
Receivables:
  Brokers and dealers                                              103,862,826           67,742,508
  Other                                                              1,167,352              727,099
Securities owned, at market value                                   80,854,888           67,969,111
Investment securities available for sale, at market value              100,000            2,615,000
Investment securities not readily marketable, at fair value            501,320            1,001,320
Loans and notes receivable                                           1,098,654              760,409
Furniture, fixtures, equipment and leasehold improvements - at cost, net of accumulated depreciation and amortization of
  $14,035,228 at February 28, 1999 and $11,832,763 at
  May 31, 1998                                                      14,945,704           18,011,262
Computer software - at cost, net of accumulated amortization of
  $2,904,399 at February 28, 1999 and $1,388,843 at May 31, 1998     3,602,039            2,683,635
Identified intangible assets, net of accumulated amortization of
   $1,674,224 at February 28, 1999 and $1,275,041 at May 31, 1998   15,184,140            5,988,770
Exchange memberships (market value $11,467,500 at February 28,
  1999 and $9,243,500 at May 31, 1998)                               7,416,496            7,416,496
U.S. Treasury Obligations, held as collateral                        7,702,287            7,667,463
Subordinated notes receivable                                        3,500,000            3,500,000
Deferred tax asset                                                     707,501              282,886
Other assets                                                         1,001,198            1,068,534
                                                             ------------------  -------------------
                                                                   243,619,906   $      188,473,614
                                                             ==================  ===================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value        $      39,358,930   $       28,687,486
  Accounts payable and accrued expenses, including
    compensation payable to officers and employees of
    $18,372,603 at February 28, 1999 and $11,216,667
    at May 31, 1998                                                 32,487,403           20,203,279
  Loan payable                                                      15,000,000                    -
  Secured demand notes payable                                       3,500,000            3,500,000
  Income taxes payable                                               2,913,112            1,189,260
  Minority interest in Equitrade                                    17,021,118            9,465,741
                                                             ------------------  -------------------
          Total liabilities                                        110,280,563           63,045,766
                                                             ------------------  -------------------

Commitments and contingencies (Note 4)

Stockholders' equity (Note 5):
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                                 -                    -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 14,343,201 shares                        143,432              143,432
  Additional paid-in capital                                        65,522,767           65,050,817
  Cumulative other comprehensive income-
    unrealized gain on securities available for sale                   100,000            2,615,000
  Retained earnings                                                 71,895,891           59,176,152
                                                             ------------------  -------------------
                                                                   137,662,090          126,985,401
  Less: Treasury stock - at cost, 362,010 shares at
    February 28, 1999 and 162,924 shares at May 31, 1998            (4,322,747)          (1,557,553)
                                                             ------------------  -------------------
          Total stockholders' equity                               133,339,343          125,427,848
                                                             ------------------  -------------------
                                                             $     243,619,906   $      188,473,614
                                                             ==================  ===================


               The accompanying notes are an integral part of these statements.

                                               (3)

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                     (Unaudited)

                                                         Three Months Ended February 28,             Nine Months Ended February 28,
                                                     ---------------------------------------      ----------------------------------
                                                           1999                 1998                      1999               1998
                                                     ------------------  -------------------      ------------------  --------------

Revenues:
  Firm securities transactions - net                 $      46,529,165   $       22,544,219    $      96,087,492    $    72,526,721
  Commission income                                         12,593,098            8,065,034           30,992,390         27,358,479
  Floor brokerage income                                     4,724,300            3,872,545           13,226,000         12,073,144
  Investment securities gains realized                         424,685               63,625            1,753,550             63,625
  Interest income                                            2,525,598            1,944,346            6,671,042          5,728,192
  Fee income                                                 1,148,466            1,108,698            3,042,604          2,644,885
  Other revenues                                               290,839              121,735              487,678            250,839
                                                     ------------------  -------------------   ------------------   ----------------
                                                            68,236,151           37,720,202          152,260,756        120,645,885
                                                     ------------------  -------------------   ------------------   ----------------

Expenses:
  Compensation and benefits                                 26,283,282           13,900,807           57,729,844         39,357,852
  Clearing and related charges                              13,867,919            9,991,233           36,185,916         38,738,646
  Communications                                             2,878,355            2,837,254            8,368,028          7,795,447
  Advertising and professional fees                          3,481,007            1,464,536            9,273,239          3,224,148
  Depreciation and amortization                              2,952,191            1,902,084            6,761,554          5,382,613
  Occupancy costs and equipment rental                         834,727              587,433            2,442,216          1,810,859
  Other expenses                                             2,390,271            1,875,092            7,108,382          6,236,185
  Interest expense                                             281,638              211,783              511,717            595,806
                                                     ------------------  -------------------   ------------------   ----------------
                                                            52,969,390           32,770,222          128,380,896        103,141,556
                                                     ------------------  -------------------   ------------------   ---------------

   Income before minority interest and income taxes         15,266,761            4,949,980           23,879,860         17,504,329

   (Income) loss of Equitrade allocated to minority partners    19,706           (1,362,300)            (122,574)        (4,512,453)
                                                     ------------------  -------------------   ------------------   ----------------
   Income from continuing operations before income taxes    15,286,467            3,587,680           23,757,286         12,991,876
                                                     ------------------  -------------------   ------------------   ----------------
   Income taxes:
        Federal, currently payable                           4,876,027            1,133,140            7,455,747          4,109,037
        State and local, currently payable                   2,550,871              510,215            4,006,415          1,617,031
                                                     ------------------  -------------------   ------------------   ----------------
           Total current income tax expense                  7,426,898            1,643,355           11,462,162          5,726,068
                                                     ------------------  -------------------   ------------------   ----------------

        Federal, deferred                                     (225,624)            (161,078)            (302,034)           (97,361)
        State and local, deferred                              (86,456)             201,875             (122,581)           229,465
                                                      -----------------  -------------------   ------------------   ----------------
           Total deferred income tax expense (benefit)        (312,080)              40,797             (424,615)           132,104
                                                     ------------------  -------------------   ------------------   ----------------

           Total income taxes from continuing operations     7,114,818            1,684,152           11,037,547          5,858,172
                                                     ------------------  -------------------   ------------------   ----------------

   Net  income from continuing operations                    8,171,649            1,903,528           12,719,739          7,133,704
                                                     ------------------  -------------------   ------------------   ----------------
   Discontinued operations
     Loss from discontinued operations (net of tax benefit)         -             (386,928)                    -           (821,339)
     Gain on sale of discontinued operations (net of taxes)         -             2,704,085                    -          2,704,085
                                                     ------------------  -------------------   ------------------   ----------------
                                                                    -             2,317,157                    -          1,882,746
                                                     ------------------  -------------------   ------------------   ----------------

   Net income                                                8,171,649            4,220,685           12,719,739          9,016,450
                                                    ------------------  -------------------   ------------------   ----------------




                                      (Continued)
                                          (4)

              NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                   (Continued)

                                                                 Three Months Ended February 28,      Nine Months Ended February 28,
                                                                --------------------------------   ---------------------------------
                                                                        1999              1998              1999             1998
                                                                    ---------------  -------------      -----------        --------
   Other comprehensive income (loss), before tax:
        Unrealized gain (loss) on investment securities
          available for sale:
             Unrealized holding gains (losses) arising during period   147,239           2,427,600         (261,784)      2,427,600
             Less: reclassification adjustment for gains included
                 in net income                                        (424,685)                          (1,753,550)              -
                                                                    ------------   ---------------   ---------------   -------------

   Other comprehensive income (loss), before tax                      (277,446)          2,427,600       (2,015,334)      2,427,600
   Income tax expense (benefit) related to items of other
     comprehensive income (loss)                                      (127,625)          1,116,696         (927,054)      1,116,696
                                                                   -------------   ---------------   ----------------  -------------

   Other comprehensive income (loss), net of tax                      (149,821)          1,310,904       (1,088,280)      1,310,904
                                                                  --------------   ---------------   ----------------  -------------

   Comprehensive income                                          $   8,021,828       $   5,531,589    $  11,631,459    $ 10,327,354
                                                                 ===============   ================  ================   ============




   Net  income (loss) per common and common
      equivalent share
     Basic:
        Net  income from continuing operations               $            0.58   $           0.14    $         0.91    $       0.54
        Net  loss from discontinued operations                               -              (0.03)                -           (0.06)
        Gain on sale of discontinued operations                              -               0.19                 -            0.20
                                                             ------------------  ------------------ ------------------  ------------
            Net income                                       $            0.58   $           0.30    $         0.91    $       0.68
                                                             ==================  =================  ==================  ============

Weighted average common shares outstanding                          14,001,718         14,116,572        14,028,253      13,168,693
                                                             ==================  =================  ==================  ============

     Diluted (a):
        Net  income from continuing operations               $            0.58   $           0.14    $         0.90    $       0.54
        Net  loss from discontinued operations                               -              (0.03)                -           (0.06)
        Gain on sale of discontinued operations                              -               0.19                 -            0.20
                                                             ------------------  -----------------  ------------------ -------------
            Net income                                       $            0.58   $           0.30    $         0.90    $       0.68
                                                             ==================  =================  ================== =============

Weighted average common shares outstanding                          14,204,529         14,144,593        14,101,184      13,254,140
                                                             ==================  =================  ================== =============




(a) The sum of the individual quarters' diluted earnings per common share does not equal the total amount for the nine months ended February 28, 1999 due to the effect of averaging the number of shares of common stock equivalents throughout the year.














        The accompanying notes are an integral part of these statements.
                                        (5)

              NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                  Nine Months Ended February 28,
                                                             ---------------------------------------
                                                                        1999                1998
                                                             ------------------  -------------------

 Cash flows from operating activities:

  Net income from continuing operations                      $      12,719,739    $       7,133,704
  Net loss from discontinued operations                                      -             (821,339)

 Non-cash items included in net income:
  Equity income in partnerships                                              -                 (500)
  Depreciation and amortization                                      6,761,554            5,999,057
  Gain on sale of investment securities available for sale          (2,173,517)                   -
  Loss on sale/write-off of investment securities not readily marketabl419,967              (63,625)
  Income of Equitrade allocated to minority partners                   122,574            4,512,453
  Provision for deferred taxes                                        (424,615)             132,104
  Provision for losses on notes receivable                             102,865                    -

 (Increase) decrease in operating assets:
  Funds segregated for customers                                             -               29,203
  Receivables:
    Brokers and dealers                                            (36,120,318)         (20,726,461)
    Other                                                             (440,253)            (593,904)
  Securities owned                                                  (8,934,558)         (15,282,714)
  U.S. Treasury Obligations, held as collateral                        (34,824)             236,555
  Other assets (net of deposits made on furniture, fixtures,
     equipment and leasehold improvements)                              72,335              353,899

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased                                 9,322,287           13,786,653
  Accounts payable and accrued expenses                             12,284,124           (9,400,957)
  Income taxes payable                                               2,055,277            1,340,889
                                                             ------------------  -------------------
     Net cash used in operating activities                          (4,267,363)         (13,364,983)
                                                             ------------------  -------------------

 Cash flows from investing activities:

  Proceeds from sale of investment securities available for sale     2,173,517                    -
  Proceeds from sale of investment securities not readily marketable    80,033               63,625
  Purchase of investment securities not readily marketable             -                   (333,000)
  Loans made                                                          (906,000)             (60,000)
  Principal collected on notes receivable                              464,890               69,975
  Purchases of furniture, fixtures and
    equipment, and leasehold improvements, net                      (1,573,104)          (3,533,424)
  Deposits made on furniture, fixtures, equipment and
    leasehold improvements                                              (5,000)             (38,603)
  Purchases of computer software                                    (2,453,332)          (1,572,373)
  Payment for purchase of identified intangible asset                 (450,000)                   -
  Issuance of subordinated note                                     (3,500,000)                   -
  Principal collected on subordinated note                             897,938                    -
                                                             ------------------  -------------------
     Net cash used in investing activities                          (5,271,058)          (5,403,800)
                                                             ------------------  -------------------





                                       (Continued)
                                           (6)

                NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                       (Continued)

                                                                  Nine Months Ended February 28,
                                                             ---------------------------------------
                                                                       1999                1998
                                                             ------------------  -------------------

 Cash flows from financing activities:

  Sale of treasury stock                                                     -           19,267,500
  Purchase of treasury stock                                        (3,231,647)             (49,760)
  Proceeds from exercise of options                                    606,978
  Proceeds from loan payable                                        15,000,000                    -
  Capital contributions by minority interest                           362,527              275,087
  Capital withdrawals by minority interest                          (2,263,057)          (2,540,303)
                                                             ------------------  -------------------
     Net cash provided by financing activities                      10,474,801           16,952,524
                                                             ------------------  -------------------


 Net increase (decrease) in cash                                       936,380           (1,816,259)

 Cash surrendered on sale of MXNet                                    -                    (117,747)

 Cash at beginning of period                                         1,039,121            3,033,818
                                                             ------------------  -------------------
 Cash at end of period                                       $       1,975,501   $        1,099,812
                                                             ==================  ===================


Supplemental   disclosure  of  non-cash   operating,   investing  and  financing
activities:

 Between July 1998 and December 1998, Equitrade loaned RSF Partners an aggregate of $3,500,000, under nine subordination ageements, each with interest payable at 8% per annum and a one-year term. Effective January 1, 1999, Equitrade acquired the trading rights to equity securites in which RSF specialized on The
 New York Stock Exchange. Equitrade issued a 13% membership interest in exchange for these trading rights which were valued at $9,333,333. Concurrent with this acquisition, Equitrade received from RSF $2,602,062 in net market value of securities ($3,951,219 in securites owned less $1,349,157 in securities sold, not yet purchased) and $897,938 in cash, which was applied against the outstanding balance of the subordinated loans. Equitrade has disclosed that it is in preliminary negotiations to be acquired by Spear, Leeds & Kellogg
 Specialists  L.L.C., a wholly owned subsidiary of Spear, Leeds & Kellogg,  L.P.
 The Company can give no assurance that the transaction will proceed or that if a definitive agreement is signed that the transaction will close.

 Between December 1998 and February 1999, various employees of the Company exercised an aggregate of 45,736 options for the purchase of 45,736 shares of the Company's common stock with exercise prices ranging from $11.00 per share to $13.50 per share. In connection with these exercises, the Company has estimated an income tax benefit of $331,425, which has been utilized to reduce the Company's current liability for income taxes.

















       The accompanying notes are an integral part of these statements.
                                                                                                                  (7)













             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                February 28, 1999

Note 1 - Business and organization

     National Discount Brokers Group, Inc. ("NDBG") and its subsidiaries (collectively, the "Company") are primarily engaged in the securities business and in providing related financial services. The Company has two principal registered broker-dealer wholly owned subsidiaries, Sherwood Securities Corp. ("Sherwood Securities") and Triak Services Corp., doing business as National Discount Brokers ("NDB"). In addition, NDBG and its wholly owned subsidiary, SHD Corp., own membership interests in Equitrade Partners L.L.C. ("Equitrade"), which is a specialist for securities listed on The New York Stock Exchange ("NYSE").

     On September 4, 1998, Equitrade signed a letter of intent with RSF Partners, L.P. ("RSF") to acquire certain assets of RSF including all of RSF's rights to act as a specialist on the NYSE. RSF was a specialist in 39 securities. As of December 31, 1998, RSF and Equitrade, together with the general partners of RSF, entered into a Contribution Agreement. Pursuant to the Contribution Agreement, on December 31, 1998, RSF contributed its specialist rights to Equitrade in exchange for a 13% membership interest in Equitrade. The Company's membership interest in Equitrade after the transaction with RSF is 46.84%. As a result of this transaction, the NYSE required Equitrade to increase its capital to $55,000,000. In order to increase Equitrade's capital, a $22,000,000 subordinated loan was made to Equitrade by NDBG. NDBG obtained the funds by borrowing $15,000,000 from Spear, Leeds & Kellogg, L.P., with a six-month maturity, and the balance was provided by internally generated funds of the Company. In addition, Equitrade acquired the inventory of securities of RSF, the fair market value of which (approximately $2,700,000) was applied to satisfy $3,500,000 in subordinated loans from Equitrade to RSF. RSF repaid the remaining approximately $800,000 of the subordinated loan by a cash transfer to Equitrade. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

Note 2 - Basis of presentation

     The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1998 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the three and nine months ended February 28, 1999 presentations.

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

Note 4 - Commitments and contingencies

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's 1998 Annual Report on Form 10-K, and the disclosures regarding such matters are incorporated herein by reference. NDBG's subsidiaries, and in some cases NDBG, have been named as defendants in lawsuits and arbitrations and are the subject of investigations, that allege, among other things, violations of Federal and state securities and related laws and other laws.
                                       (8)

     Weiss, Peck & Greer, L.L.C. ("WPG") has filed a Statement of Claim dated March 22, 1999 in an arbitration before the National Association of Securities Dealers, Inc. titled In the Matter of the Arbitration of Weiss, Peck & Greer, L.L.C., Claimant against Sherwood Securities Corp., Respondent. In the Statement of Claim, WPG alleges that Sherwood Securities contravened all standards of "commercial reasonableness" and "just and equitable principles of trade" in connection with trades of approximately 1.5 million shares of Amazon.com, Inc. entered into with Carnegie, Childs & Co. L.L.C. on January 8, 1999. WPG was Carnegie's clearing broker. WPG alleges that the trades resulted in Carnegie having a net short position in Amazon.com, Inc. shares of 1,462,000. WPG covered the short position on January 11, 1999 and alleges it sustained losses in excess of $11,000,000. WPG has requested relief of compensatory damages in excess of $11,000,000 plus consequential damages and interest, WPG's costs and attorneys' fees and such other relief as the arbitration panel deems just and appropriate. Management of Sherwood Securities intends to vigorously defend against these claims and believes it has valid defenses to these claims and intends to assert counterclaims, including a claim of approximately $1,300,000 for losses it suffered in connection with trades in Amazon.com, Inc. shares executed by Sherwood Securities for Carnegie on January 8, 1999.

     The Company is also involved in other litigation and, except as set forth above, although there can be no assurance that such lawsuits, arbitrations and investigations involving the Company will not have a material, adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits, arbitrations and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company in future periods.

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities, NDB and Equitrade are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of February 28, 1999, the net capital of Sherwood Securities, NDB and Equitrade exceeded their required net capital under the Rule by $52,287,000, $4,128,000 and $51,746,000, respectively.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at February 28, 1999 the payment of dividends and advances to the Company by Sherwood Securities, NDB and Equitrade is limited to $52,087,000, $4,078,000 and $51,696,000, respectively, under the most restrictive of these requirements. The SEC may by order restrict, for a period of up to 20 business days, any withdrawal by a broker-dealer of equity capital, as defined, if such withdrawal, when aggregated with all other withdrawals of equity capital on a net basis during a thirty calendar day period, exceeds 30% of the broker-dealer's net capital or if the SEC determines that such withdrawal would be detrimental to the financial integrity of the broker-dealer or the financial community. The NYSE has the authority to set minimum levels of capitalization for specialists on the NYSE, including Equitrade. The NYSE has imposed a minimum capital requirement on Equitrade of $55,000,000 as a result of its transaction with RSF Partners, L.P. Equitrade's adjusted net capital, for NYSE purposes, was $55,672,956 as of February 28, 1999.

Note 6 - New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), for periods beginning after December 15, 1997.
Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Statement 130 has been implemented by the Company for the nine months ended February 28, 1999. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). This standard establishes the criteria for determining an operating segment and the required financial information to be disclosed. Statement 131 also establishes standards for disclosing related information regarding products and services, geographic areas and major customers. This standard

                                       (9)
supercedes  Statement  of  Financial  Accounting  Standards  No. 14,  "Financial
Reporting  of  Segments  for a  Business  Enterprise".  The  Company  will adopt
Statement 131 as of May 31, 1999. This standard is limited to issues of reporting and presentation and does not address recognition or measurement. Its adoption, therefore, will not have an effect on the Company's earnings, liquidity, or capital resources.

     Under the provisions of Statement 131, the Company will have three reportable segments: market-making, discount brokerage and specialist activities. Sherwood Securities represents the Company's wholesale market-making segment, which primarily derives its revenues through trading profits from institutional customers. NDB transacts all business that will be reported in the Company's discount brokerage segment. Its revenues are principally in the form of retail commission income, and interest and fee income earned on its customers' balances. Equitrade, the Company's NYSE specialist, primarily derives its revenues in the form of trading profits and floor brokerage income. The income and expense from this activity will comprise the specialist segment. These segments comprise 66%, 25% and 8%, respectively, of total revenue after intersegment eliminations during the nine months ended February 28, 1999.

     The accounting policies of the segments will be the same as those described in Note 2, "Summary of Significant Accounting Policies", in the Company's Report on Form 10-K for the year ended May 31, 1998. The Company will evaluate the performance of its segments based on profit or loss from operations before income taxes. Information on segment assets will not be disclosed because it will not be used for evaluating segment performance and deciding how to allocate resources to segments. Intersegment revenues and expenses will be eliminated between segments.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 has been implemented by the Company as of the beginning of fiscal 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

































                                      (10)

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The results of continuing operations of National Discount Brokers Group, Inc. and subsidiaries (collectively the "Company") for the three and nine months ended February 28, 1999 reflect primarily the activities of Sherwood Securities Corp. ("Sherwood Securities"), Triak Services Corp., doing business as National Discount Brokers ("NDB"), and Equitrade Partners L.L.C. ("Equitrade"). Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in Nasdaq National Market System and Small-Cap securities. NDB is an on-line discount brokerage firm specializing in trade execution for individual investors. Equitrade is a registered specialist in equity securities on The New York Stock Exchange ("NYSE").

     The Company's consolidated net income from continuing operations for the three months ended February 28, 1999 was $8,172,000 compared to $1,904,000 for the three months ended February 28, 1998, an increase of 329%. For the quarter ended February 28, 1999, Sherwood Securities had net income of $9,278,000 compared to net income of $1,130,000 for the quarter ended February 28, 1998 while NDB had net income of $786,000 for the quarter ended February 28, 1999, compared to a net loss of $67,000 for the quarter ended February 28, 1998. Equitrade had a net profit of $166,000 for the three months ended February 28, 1999 (of which the Company's share, inclusive of that earned by SHD, was $186,000) as compared to a net profit of $2,617,000 for the three months ended February 28, 1998 (of which the Company's share was $1,254,000).

     The Company's consolidated net income from continuing operations for the nine months ended February 28, 1999 was $12,720,000 compared to $7,134,000 for the nine months ended February 28, 1998, an increase of 78%. For the nine months ended February 28, 1999, Sherwood Securities had net income of $13,746,000 compared to net income of $2,045,000 for the nine months ended February 28, 1998 while NDB had a net loss of $763,000 for the nine months ended February 28, 1999, compared to net income of $1,383,000 for the nine months ended February 28, 1998. Equitrade had a net profit of $896,000 for the nine months ended February 28, 1999 (of which the Company's share, inclusive of that earned by SHD, was $773,000) as compared to a net profit of $9,497,000 for the nine months ended February 28, 1998 (of which the Company's share was $4,985,000).

     Total revenue for the Company increased by approximately $30,516,000, or 81%, for the three months ended February 28, 1999, as compared with February 28, 1998, and increased $31,615,000, or 26%, for the nine months ended February 28, 1999 as compared with February 28, 1998. The reasons for the increase in revenues are set forth below.

     Revenue from firm securities transactions increased by $23,985,000, or 106%, and by $23,561,000, or 32%, for the three and nine months ended February 28, 1999, respectively, as compared with the same periods in the previous year. The increased activity in the equity markets, particularly trading volume in internet and high technology related stocks, resulted in increases in both the Company's ticket and share volume for the quarter and nine month period ended February 28, 1999, as compared to both the third quarter and nine month period of a year ago. Revenues from firm securities transactions at Sherwood Securities increased approximately $26,459,000, or 129%, and $31,598,000, or 49%, for the three and nine month periods ended February 28, 1999, respectively, when compared to the same periods in the prior year. Sherwood Securities' overall ticket volume increased approximately 74% and 36% for the same periods. Trading profits per ticket also increased. Revenues from securities transactions at Equitrade decreased by $2,597,000, or 122%, to a loss of $476,000 for the three months ended February 28, 1999 from a gain of $2,121,000 for the three months ended February 28, 1998. For the nine months ended February 28, 1999, Equitrade's revenues from firm securities transactions decreased by $8,490,000, or 129%, from a gain of $6,584,000 for the nine months ended February 28, 1998 to a loss of $1,906,000 for the nine months ended February 28, 1999.

    The Company's commission income, primarily generated by NDB, increased by $4,528,000, or 56%, and by $3,634,000, or 13%, for the three and nine months ended February 28, 1999, respectively, when compared with the same periods in the prior year. These increases occurred primarily due to the increase in NDB's average daily ticket count, which was approximately 9,300 tickets per day for the three months ended February 28, 1999 and 7,200 tickets per day for the nine months ended February 28, 1999 as compared to approximately 5,700 for the three months ended February 28, 1998 and 6,000 for the nine months ended February 28, 1998. Correspondent rebates received by NDB from Sherwood Securities, which are included as part of commission income and which were eliminated in consolidation, totaled $1,974,000 and $4,810,000 for the three and nine months ended February 28, 1999, respectively,

                                      (11)
 as compared to $1,486,000 and $5,586,000 for the three and nine months ended February 28, 1998, respectively.

     Floor brokerage income, generated by Equitrade, increased by approximately $852,000, or 22%, and by $1,153,000, or 10%, for the three and nine months ended February 28, 1999, respectively, when compared to same periods in the prior year. The increases were the result of a rise in the volume of transactions in the stocks in which Equitrade acts as a specialist on the NYSE. However, although share volume was up 53% and 45% for the three and nine months ended February 28, 1999, respectively, over the comparable periods of the prior year, due to increased competition, floor brokerage rates have been decreasing as a trend and discounts are often given to high volume customers. The increase in the number of shares traded is attributed primarily to the number of stocks traded as a specialist, which increased by 47 (up 30%) from the prior year mainly due to the acquisition of RSF Partners.

    Realized investment securities gains for the three and nine months ended February 28, 1999 resulted from sales of an aggregate of 124,500 shares of common stock of Eurotech Ltd. (none during the quarter ended February 28, 1999) and 250,100 shares of common stock of Astropower, Inc. (80,100 shares during the quarter ended February 28, 1999). These gains were offset by the write-off of the Company's investment in 500,000 shares of common stock of Award Track, Inc., which management deemed as worthless. Realized investment securities gains for the three and nine months ended February 28, 1998 resulted entirely from sales during December 1997 and January 1998 of an aggregate of 50,000 shares of common stock of Eurotech Ltd.

     Interest income increased by approximately $581,000, or 30%, and $943,000, or 16%, for the three and nine months ended February 28, 1999, respectively, as compared to the previous year. The increases are primarily due to a rise in NDB's average customer debit and credit balances held with NDB's clearing broker. These larger average amounts of cash available to earn interest were offset by a decrease in average interest rates.

    Fee income, generated by NDB, increased by $40,000, or 4%, and $398,000, or 15%, for the three and nine months ended February 28, 1999, respectively, as compared to the prior year. The increases are principally due to the NDB receiving higher distribution assistance fees (previously referred to as 12b-1 fees) from money market funds as customers' balances in those funds have increased since the prior year. The increases would have been even higher, except that in the quarter ended February 28, 1998, Sherwood Securities received $275,000 for consulting services rendered in connection with the sale of its AMEX specialist business.

   Total expenses for the three months ended February 28, 1999 increased approximately $20,199,000, or 62%, from $32,770,000 in the quarter ended February 28, 1998 to $52,969,000 during the quarter ended February 28, 1999. Total expenses for the nine months ended February 28, 1999 increased approximately $25,239,000, or 24%, from $103,142,000 in 1998 to $128,381,000 in
1999. The reasons for the increase in expenses are set forth below.

     Compensation and benefits increased $12,382,000, or 89%, and $18,372,000, or 47% for the three and nine months ended February 28, 1999, respectively, compared with the same periods in the prior year. As a percentage of revenue, employee compensation increased to 39% and 38% for the three and nine months ended February 28, 1999, respectively, from 37% and 33% for the comparable periods in fiscal 1998. The increases were primarily due to a rise in compensation to Sherwood Securities' traders and salesmen resultant from the increase in Sherwood Securities' net trading revenue and profitability. Similarly, based on the increasing profitability of the Company, management and employee bonuses have increased. Finally, the number of employees increased to 622 employees as of February 28, 1999, from 542 employees as of February 28, 1998.

     While clearing and related charges increased by approximately $3,877,000, or 39%, for the three months ended February 28, 1999, as compared to the same period last year, these charges decreased by approximately $2,553,000, or 7%, for the nine months ended February 28, 1999, as compared to the prior year. As a percentage of revenue, clearing and related charges decreased to 20% and 24% for the three and nine months ended February 28, 1999, respectively, from 26% and 32% for the same periods in fiscal 1998. The increase in clearing and related charges for the three months ended February 28, 1999 was mainly due to increases in Sherwood Securities' and NDB's ticket counts of 74% and 61%, respectively, for the period which more than offset negotiated decreases in clearance charges per ticket and in rates paid to Sherwood Securities' correspondents for order flow. The decrease for the nine months ended February 28, 1999 is due principally to two factors. First, there was the reduction in clearance charges due to decreases in per ticket rates negotiated during the nine months ended February 28, 1998. And second, was the reduction in

                                      (12)
correspondent fees paid by Sherwood Securities based upon the overall size and type of the order flow received. These rate reductions were more than enough to compensate for increases of 36% and 20% in total trades executed by Sherwood Securities and NDB, respectively, during the nine months ended February 28, 1999 over the prior year.

      Communications expense, which includes market data services, increased by approximately $41,000, or 1%, and $573,000, or 7%, for the three and nine months ended February 28, 1999, as compared to the prior year. The increase is mainly due to an increase in the cost of real-time quotations now being offered on NDB WebstationTM.

     Advertising and professional fees increased by approximately $2,016,000, or 138%, and $6,049,000, or 188%, for the three and nine months ended February 28, 1999, respectively, as compared to the same periods of the prior year. The increases are primarily due to a rise in the costs associated with the NDB's new advertising and marketing plan, in addition to legal and professional fees associated with the conversion of Equitrade from a limited partnership ("Old Equitrade") to a limited liability company and the acquisition of RSF Partners, L.P.

     Depreciation and amortization increased by approximately $1,050,000, or 55%, and $1,379,000, or 26%, for the three and nine months ended February 28, 1999, respectively, as compared to the prior year. These increases can be attributed to three main factors. First, NDB incurred additional charges for the disposition of abandoned assets. Second, the useful lives for all of Sherwood Securities' and NDB's computer-related equipment were reduced. This revision was necessary due to the fact that these assets are becoming obsolete faster (due to speed and capacity limitations) in view of the higher volume and volatility conditions of current markets. Finally, also contributing to the increase is depreciation and amortization incurred on fixed asset, leasehold improvement and computer software additions by Sherwood Securities and NDB aggregating approximately $2,100,000 and $3,400,000, respectively, during the period from March 1998 through February 1999.

     Occupancy costs and equipment rental expenses increased $247,000, or 42%, and $631,000, or 35%, for the three and nine month periods ended February 28, 1999, respectively, as compared to the prior year. The increase is principally due to an increase in the cost of rental of various computer hardware and software systems related to NDB WebstationTM.

     Other expenses increased by approximately $515,000, or 27%, and $872,000, or 14%, for the three and nine month periods ended February 28, 1999, respectively, as compared to the prior year. These increases can be attributed to an increase in Sherwood Securities' travel and entertainment charges, as well as an increase in NDB's maintenance service contract fees paid in order to maintain infrastructures as the original warranties on the various systems continue to expire.

      While interest expense increased by approximately $70,000, or 33%, for the three months ended February 28, 1999, as compared to the previous year, interest expense decreased $84,000, or 14%, for the nine months ended February 28, 1999, as compared to the previous period. On December 31, 1998, NDBG borrowed $15,000,000, at an interest rate of 6% per annum, from Spear, Leeds & Kellogg, L.P. in order to increase the capital of Equitrade as a result of Equitrade's acquisition of RSF Partners, L.P. During the three and nine months ended February 28, 1998, Sherwood Securities incurred interest charges on the remaining unpaid balance of approximately $4,600,000 owed in connection with its settlement agreement, as amended, in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation. In addition, the Company incurred interest expense during the three and nine months ended February 28, 1998 on short-term borrowings made in connection with its trading activities.

     Income of Equitrade allocated to minority partners represents the share of Equitrade's net income allocated to the partners of Equitrade, other than the Company and one of its subsidiaries. Prior to December 1998, Equitrade's partners shared different percentages of Equitrade's three specialist lists. In conjunction with Equitrade becoming a limited liability company, the specialist lists were merged, with each member being allocated a single profit or loss percentage. Equitrade's net income was down for the three and nine months ended February 28, 1999, respectively, as compared with the same periods of the prior year.

     The Company's effective tax rate was approximately 47% for each of the three month periods ended February 28, 1999 and February 28, 1998, and increased from approximately 45% for the nine months ended February 28, 1998 to approximately 46% for the nine months ended February 28, 1999.

     For the three and nine months ended February 28, 1999, deferred tax benefits of approximately $312,000 and $425,000, respectively, included in income tax expense, relate to the future taxability of certain temporary book to tax

                                      (13)
basis differences. In conjunction with the deferred tax asset the Company has recorded, no valuation allowance has been established because, in management's judgment, it was concluded that it was more likely than not that the benefit would be realized.


Liquidity

     The Company's tangible assets are highly liquid with more than 76% of these tangible assets consisting of cash or assets readily convertible into cash. The Company's operations have generally been financed by internally-generated funds. In addition, at February 28, 1999, margin account borrowings of approximately $384,000,000 were available to the Company from its clearing brokers.

     The Company's broker-dealer subsidiaries and affiliates, Sherwood Securities, NDB and Equitrade, are subject to the SEC's minimum net capital requirement, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of February 28, 1999, Sherwood Securities, NDB and Equitrade had approximately $52,287,000, $4,128,000 and $51,746,000, respectively, in excess of the SEC required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities', NDB's and Equitrade's businesses, which are more severe than those imposed on most other businesses. The NYSE also has the authority to set minimum levels of capitalization for specialists on the exchange, which includes Equitrade. The NYSE has imposed a minimum capital requirement on Equitrade of $55,000,000 as a result of its transaction with RSF. As a result, on December 31, 1998, NDBG borrowed $15,000,000 in order to increase Equitrade's capital to the required levels. The borrowing has a six-month maturity and bears interest at the rate of 6% per annum, with the interest payable monthly. Equitrade's adjusted net capital, for NYSE purposes, was $55,672,956 as of February 28, 1999.

     On March 3, 1999, Equitrade disclosed that it is in preliminary negotiations to be acquired by Spear, Leeds & Kellogg Specialists L.L.C. The Company can give no assurance that the transaction will proceed or that if a definitive agreement is signed that the transaction will close.

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

     Between July 1998 and December 1998, Old Equitrade and Equitrade loaned RSF an aggregate of $3,500,000, under nine subordination agreements, each with interest payable at 8% per annum and a one-year term. As part of the acquisition of RSF, Equitrade received approximately $2,700,000 in market value of securities and $800,000 in cash, which were applied against the outstanding balance of the subordinated loans.

     In December 1992, the Company announced it would buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. In June 1998, the Board of Directors authorized an interim program to repurchase up to an additional 150,000 shares of the Company's common stock. As of February 28, 1999, 1,650,000 shares had been reacquired, of which 244,822 shares were repurchased during the nine months ended February 28, 1999. The source of funds for these purchases was internally generated.

                                      (14)

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


Year 2000 Compliance

This material is subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

     State of Readiness - The Company is preparing for the issues associated with the year 2000, including changes in the programming of internal and vendor computer systems. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's plan to deal with the year 2000 issue is a five-step plan, which includes both information technology ("IT") and non-information technology ("non-IT") systems. IT systems include the Company's trading system, the Company's accounting software and the NDB WebstationTM. Non-IT systems include the Company's headquarters' water, sprinkler and elevator systems. The five steps are awareness, assessment, renovation, validation and implementation. Awareness required the notification of all employees, particularly senior management, of the potential year 2000 problem. Assessment included taking inventory of every product or service produced or used by the Company that relies on the use of dates. The date could be used to store, search, retrieve or calculate information. The awareness and assessment phases of the plan were 100% complete as of February 28, 1999. Renovation, which has also been substantially completed as of February 28, 1999, includes the conversion of year 2000 non-compliant systems into year 2000 compliant systems. The Company believes that internal software and hardware identified as non-compliant have been made compliant or replaced as of February 28, 1999 with the exception of one software application which was upgraded by April 9, 1999. The Company has not yet internally verified compliance of its new NDB WebstationTM which is expected to be completed by May 31, 1999.
Validation comprises the testing of all systems by using test data with dates that include the year 2000. This is the certification phase of the Company's production platforms. Implementation will be a final review of all year 2000 production systems, IT and non-IT, in service. The Company has constructed a dedicated year 2000 test development environment to eliminate any potential risks to the production platforms for use in the validation phase of this plan. The Company expects the validation and implementation phases to be completed by June 1999. The Company is dependent upon services rendered by third parties, such as telecommunications, electric and clearance, which may have a material effect on operations. These essential service providers have indicated to the Company that they will be year 2000 compliant in time to meet the Company's schedule although management presently has no assurance that such plans will be implemented on a timely basis.

     As a NYSE specialist, Equitrade utilizes the computer systems of the NYSE except for its accounting functions. All of the functions utilized by Equitrade for accounting have been tested and are currently year 2000 compliant. With regard to the trading, market data and comparison systems of the NYSE, Equitrade has been informed by the NYSE that the modifications to these systems have been made and are year 2000 compliant.

     Costs - The Company estimates that it will spend $500,000 for software modifications, hardware and testing related to year 2000. Through February 28, 1999, the Company has spent approximately $145,000 of which $52,000 was incurred during the three months ended February 28, 1999. The Company does not track internal costs related to year 2000 issues, which consist primarily of payroll expenses and, as a result, the foregoing estimate and actual expenditures do not include such internal costs.

     The Company has assessed that business interruption is the most reasonably likely worst case year 2000 scenario, although the effect upon the Company's results of operations, liquidity and financial condition is unknown.



                                      (15)

     Contingency Plan - At this time, the Company has formulated a preliminary contingency plan should internal systems, vendors or customers fail to become compliant or fail to operate as a result of year 2000 problems. In case of a non-replaceable vendor suffering a failure in the year 2000, the Company could be materially affected.


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

     Weiss, Peck & Greer, L.L.C. ("WPG") has filed a Statement of Claim dated March 22, 1999 in an arbitration before the National Association of Securities Dealers, Inc. titled In the Matter of the Arbitration of Weiss, Peck & Greer, L.L.C., Claimant against Sherwood Securities Corp., Respondent. In the Statement of Claim, WPG alleges that Sherwood Securities contravened all standards of "commercial reasonableness" and "just and equitable principles of trade" in connection with trades of approximately 1.5 million shares of Amazon.com, Inc. entered into with Carnegie, Childs & Co. L.L.C. on January 8, 1999. WPG was Carnegie's clearing broker. WPG alleges that the trades resulted in Carnegie having a net short position in Amazon.com, Inc. shares of 1,462,000. WPG covered the short position on January 11, 1999 and alleges it sustained losses in excess of $11,000,000. WPG has requested relief of compensatory damages in excess of $11,000,000 plus consequential damages and interest, WPG's costs and attorneys' fees and such other relief as the arbitration panel deems just and appropriate. Management of Sherwood Securities intends to vigorously defend against these claims and believes it has valid defenses to these claims and intends to assert counterclaims, including a claim of approximately $1,300,000 for losses it suffered in connection with trades in Amazon.com, Inc. shares executed by Sherwood Securities for Carnegie on January 8, 1999.

      The Company is also involved in other litigation and, except as set forth above, although there can be no assurance that such lawsuits, arbitrations and investigations involving the Company will not have a material, adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, based on information currently available, management of the Company believes that any such lawsuits, arbitrations and investigations are not likely to have a material adverse effect on the consolidated financial condition and results of operations or liquidity of the Company in future periods.









                                      (16)

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

               Exhibit 10.1 - Amended and Restated Operating Agreement of
                              Equitrade Partners, L.L.C. dated as of
                              December 31, 1998

               Exhibit 10.2 - Contribution Agreement, dated as of December 31,
                              1998, among Equitrade Partners, L.L.C., RSF
                              Partners, L.P., Joseph Rodriguez, James Bowen, Isidore Fields and Robert Prosser

               Exhibit 10.3 - Employment Agreement dated as of April 1, 1999 between Frank E. Lawatsch, Jr. and the Company

               Exhibit 10.4 - Change of Control Agreement dated as of April 1,
                              1999 between Frank E. Lawatsch, Jr.and the Company

               Exhibit 11 -   Computation of Net Income Per Common Share

               Exhibit 27 -   Financial Data Schedule

(b) The Company filed two reports on Form 8-K during the quarter ended February 28, 1999. The reports, dated February 12, 1999 and February 22, 1999, were filed in regard to the Company's change in its independent auditors, from KPMG Peat Marwick LLP to PricewaterhouseCoopers LLP.



































                                      (17)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        National Discount Brokers Group, Inc.
                                        ----------------------------------------

Date: April 13, 1999                    By: Dennis Marino
----------------------                  ----------------------------------------
                                        Dennis Marino
                                        Executive Vice President
                                        and Chief Administrative Officer


Date: April 13, 1999                    By: Denise Isaac
----------------------                  ----------------------------------------
                                        Denise Isaac
                                        Chief Financial Officer and
                                        Principal Accounting Officer



































                                      (18)

                                                                    EXHIBIT 10.1






                              AMENDED AND RESTATED

                               OPERATING AGREEMENT

                                       OF

                           EQUITRADE PARTNERS, L.L.C.

                                TABLE OF CONTENTS
SECTION                                                                  PAGE

 1       Formation                                                         2

 2       Name; Registered Office and Agent                                 2

 3       Purpose; Powers                                                   2

 4       Principal Office                                                  3

 5       Term                                                              3

 6       Capital Contributions; Membership
         Interests                                                         3

 7       Capital Accounts; Allocations of Profits
         and Losses and Distributions of Cash                              6

 8       Fiscal Year and Accounting Method                                 22

 9       Books and Records                                                 22

10       Bank Accounts                                                     22

11       Management                                                        23

12       Tax Matters and Accounting Partner                                33

13       Transfer of Interests in Company                                  34

14       Right of First Refusal                                            45

15       Buy-Out of Active Member                                          48

15A      Green's Membership Interest                                       53

16       Continuation of Company                                           56

17       Dissolution and Liquidation of Company                            57

18       Additional Provisions                                             59

19       Arbitration                                                       62

                              AMENDED AND RESTATED
                               OPERATING AGREEMENT
                                       OF
                           EQUITRADE PARTNERS, L.L.C.

         THIS AGREEMENT is made effective as of December 31, 1998 by and among NATIONAL DISCOUNT BROKERS GROUP, INC., a Delaware corporation with its principal office at Ten Exchange Place Centre, 15th Floor, Jersey City, New Jersey 07302-3913 ("NDB Group, Inc.") as a member; SHD CORP., a Delaware corporation with its principal office at Ten Exchange Place Centre, Jersey City, New Jersey 07302-3913, as a member; STEPHEN J. DILASCIO ("Dilascio"), currently residing at 67 Hilton Ave. Apt. C-7, Garden City, NY 11530, as a member; GERARD J. DREYER ("Dreyer"), currently residing at 178 Park Ave., Leonia NJ 07605, as a member, JOHN F. NICOLOSI ("Nicolosi"), currently residing at 28 Anne Drive, Hicksville NY 11801, as a member; PHILIP J. KOPP, III ("Kopp"), currently residing at 181-63 Tudor Road, Jamaica Estates NY 11432, as a member; JAMES C. EMRICH, currently residing at 1927 Decatur Ave., N. Bellmore, NY 11710, as a member; DAVID GREEN ("Green"), currently residing at 3 Tanager Run, Kinnelon, NJ 07405, as a member; CYNTHIA KELLOGG, currently residing at 39 Steward Road, Short Hills, NJ 07920, as a member; HARVEY SILVERMAN, currently residing at 750 Park Avenue, Apt. 17A, New York, NY 10021, as a member; JOHN DUFFY, currently residing at 116AA Youngs Road, Basking Ridge, NJ 07920, as a member; JOSEPH A. RODRIGUEZ ("Rodriguez"), currently residing at 776 Livingston Drive, Brick, New Jersey, as a member; JAMES F. BOWEN, III ("Bowen"), currently residing at 776 Lexington Drive, Brick, New Jersey, as a member; ISIDORE FIELDS ("Fields"), currently residing at 62 Bunker Hill Drive, Middletown, New Jersey, as a member; and, ROBERT L. PROSSER SR.,("Prosser"), currently residing at 205 Sago Palm Road, Vero Beach, Florida 32963, as a member (all the members collectively, the "Members," and individually, a "Member").
         WHEREAS, the Members desire to restate and amend the Operating Agreement, effective as of November 30, 1998 of a limited liability company formed under the Delaware Limited Liability Company Act, Delaware Code ss.18-101 et seq., as amended from time to time, (the "Act") named EQUITRADE PARTNERS, L.L.C. (the "Company").
         NOW, THEREFORE, in consideration of the foregoing premises and the promises contained in this Agreement, the parties agree as follows:
                                    SECTION 1
                                    Formation
         The Members shall organize the Company as a limited liability company under the provisions of the Act and upon the terms and conditions set forth in this Operating Agreement.
                                    SECTION 2
                        Name: Registered Office and Agent
         The business of the Company is to be conducted under the name EQUITRADE PARTNERS, L.L.C., or under such other name as the Committee from time to time decides. The registered office and registered agent in Delaware of the Company is Corporation Service Company, 1013 Centre Road, Wilmington, Delaware 19805.
                                    SECTION 3
                                 Purpose; Powers
         3.1 The purpose and business of the Company is to act as a trader, dealer, specialist, and market maker in securities, options, and commodities, including without limitation buying, selling, holding, trading, investing and dealing in such securities, options, and commodities, and in general conducting all such businesses as are customarily conducted by market makers and dealers in securities, options, and commodities, including without limitation acting as a specialist on the New York Stock Exchange, Inc. (the "Exchange" or the "NYSE"), and all such activities as are related or incidental to the foregoing. Subject to the applicable provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations thereunder and to the Constitution and rules of the Exchange and such other exchanges on which the Company may trade, the Company may engage in any transaction necessary or appropriate to the accomplishment of its purposes, including without limitation borrowing money and engaging in margin or short sale transactions. The Company may engage in all other activities as may be necessary to carry out the business of the Company.
         3.2 The Company has all the powers available to it as a limited liability company under the laws of the State of Delaware, and may become authorized to do business in other states as is necessary or appropriate in the conduct of its business.
                                    SECTION 4
                                Principal Office
         The principal office of the Company is located at 14 Wall Street, 27th Floor, New York, New York 10005 or at such other place as may be required by law or as the Committee from time to time designates.
                                    SECTION 5
                                      Term
         The term of the Company commences upon the filing of the Certificate of Formation for the Company in the office of the Secretary of State of the State of Delaware. The term of the Company is perpetual; provided, however, that the Company liquidates and dissolves upon the occurrence of any event set forth in
Section 17.
                                    SECTION 6
                     Capital Accounts; Membership Interests
         6.1  The Members shall have the following Capital Accounts as of
              December 31, 1998:
                  (a)      NDB GROUP, INC., $15,320,148.00;
                  (b)      SHD CORP., $9,733,390.00;
                  (c)      STEPHEN J. DILASCIO, $2,363,004.00;
                  (d)      GERARD J. DREYER, $1,750,079.00;
                  (e)      JOHN F. NICOLOSI, $1,105,762.00;
                  (f)       PHILIP J. KOPP, III $1,099,115.00;
                  (g)      JAMES C. EMRICH, $1,788,349.00;
                  (h)      DAVID GREEN, $(339,748.00);
                  (i)      CYNTHIA KELLOGG, $627.00;
                  (j)      HARVEY SILVERMAN, $627.00;
                  (k)      JOHN DUFFY, $627.00;
                  (l)      JOSEPH A. RODRIGUEZ, $2,520,000.00;
                  (m)      JAMES F. BOWEN, III, $2,520,000.00;
                  (n)      ISIDORE FIELDS, $2,893,333.00; and
                  (o)      ROBERT L. PROSSER, SR., $1,400,000.00.
         6.2 The term  "Membership  Interest" means the ownership and profit and loss percentage set forth next to each Member's name below:
                  (a)      NDB GROUP, INC.,  41.84%;
                  (b)      SHD CORP.,  5%;
                  (c)      STEPHEN J. DILASCIO,  11.36%;
                  (d)      GERARD J. DREYER, 9.63%;
                  (e)      JOHN F. NICOLOSI, 4.57%;
                  (f)      PHILIP J. KOPP, III 4.13%;
                  (g)      JAMES C. EMRICH, 5.65%;
                  (h)      DAVID GREEN, 4.79%;
                  (i)      CYNTHIA KELLOGG, .01%;
                  (j)      HARVEY SILVERMAN, .01%;
                  (k)      JOHN DUFFY, .01%;
                  (l)      JOSEPH A. RODRIGUEZ, 3.51%;
                  (m)      JAMES F. BOWEN, III, 3.51%;
                  (n)      ISIDORE FIELDS, 4.03%; and
                  (o)      ROBERT L. PROSSER, SR., 1.95%.
         6.3 (a) A Member who regularly performs services for the Company is an Active Member of the Company (collectively, the "Active Members").
                  (b)  NDB Group, Inc. and SHD Corp. (collectively, "NDB"),
Isidore Fields and Robert L. Prosser Sr. are Non-Active Members of the Company. Isidore Fields and Robert L. Prosser Sr. shall be referred to herein individually as an "Individual Non-Active Member" and collectively as the
 "Individual Non-Active Members."
                  (c)  Cynthia  Kellogg,  Harvey  Silverman  and John  Duffy are
Special Members of the Company. NDB has the exclusive right to purchase the entire or any interest therein of the Membership Interest of a Special Member at any time and from time to time, at any price and on such other terms and conditions as determined by NDB in its exclusive discretion. Special Members shall not be entitled to notice of any Member or Committee meetings or to vote upon any matter presented to the Members or to the Committee for a vote.
         6.4 (a) Except as otherwise provided in this Agreement, Capital Contributions to the Company made by the Members and all other payments by the Members to the Company or any creditor thereof do not change the respective Membership Interests of the Members, nor otherwise increase, decrease, or affect the entitlement of the Members to any allocation of Profits, Losses, and other items of income, gain, credit, loss, and deduction, and to distributions of cash and other Company assets.
                  (b) Except as otherwise  provided in this  Agreement,  (i) the
Members are not entitled to payment or return of their Capital Accounts and Capital Contributions from receipts of the Company; (ii) no Member is entitled to receive distributions of Company assets other than cash; and (iii) no Member is entitled to be credited with or receive any interest on his Capital Account and Capital Contributions.
                  (c) Except as  otherwise  provided in this  Agreement,  at any time during the term of the Company and on its liquidation, each Member shall look only to the assets of the Company, and not to the assets of any Member, for the payment or return of his Capital Account and Capital Contributions. Other than for any unpaid mandatory Capital Contributions, no Member has any obligation to restore an Adjusted Capital Account Deficit. Except as otherwise provided in this Agreement, no Member has any obligation to make Capital Contributions or loans to the Company.
                  (d)  No  Member   shall  be   required  to  make  any  Capital
Contributions in addition to any amounts contributed to the capital of the Company at the time of his or her admission as a Member.
                  (e) No  Member  is  entitled  to any  allocation  of  Profits,
Losses, and other items of income, gain, credit, loss and deductions, and to distributions of cash and other Company assets with respect to specialty stocks traded by any Member.
                                    SECTION 7
        Capital Accounts; Allocations of Losses And Distributions of Cash
         7.1  Definitions.  For purposes of this Agreement, the following definitions apply:
         7.1.1 (a) "Adjusted Capital Account Deficit" means, with respect to any Member, the deficit balance, if any, in the Member's Capital Account as of the end of the applicable fiscal year, after giving effect to the following adjustments:
                     (i)  Credit to the Capital Account any amounts that the
Member is obligated to restore under any provision of this Agreement or his share of Company Minimum Gain and Member Nonrecourse Debt Minimum Gain that the Member is deemed to be obligated to restore under Treas. Reg. ss.l.704-2(g)(1) and (i)(5); and
                     (ii)  Debit to the Capital Account (A) allocations of loss and deduction that, as of the end of such year,  reasonably  are  expected to be
made to the Member  under Code   Section    704(e)(2),    Code   Section
706(d), and   Treas. Reg. ss.1.751-1(b)(2)(ii);  and (B)  distributions  that, as of the end of the year, reasonably are expected to be made to the Member to the extent they exceed offsetting increases to the Member's Capital
Account  that  reasonably  are expected  to occur  during  or prior to the
Company fiscal years in which the distributions reasonably are expected to be made, other than increases under a Minimum Gain Chargeback or Member Minimum Gain Chargeback; provided, however, that increases to a Member's Capital Account under a Minimum Gain Chargeback are taken into account as an offset to distributions of nonrecourse liability proceeds that are reasonably expected to be made and that are allocable to an increase in Company Minimum Gain.
               (b)  The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Treas. Reg. ss.1.704-1(b)(2)(ii)(d) and is to be interpreted consistently therewith.
        7.1.2 "Agreement" or "Operating Agreement" means this Agreement as it may be amended from time to time. Words such as "herein," "hereinafter," "hereof," "hereto," and "hereunder" refer to this Agreement as a whole unless the context otherwise requires.
        7.1.3 "Assumption Agreement" means any agreement among the Company, any of the Members, and any Person to whom the Company is indebted under a loan agreement or any seller financing with respect to an installment sale, a reimbursement agreement, or any other arrangement (collectively referred to as a "Loan") under which any Member expressly assumes any personal liability with respect to the Loan. The amount of any Loan is treated as assumed by the Members in the proportions set forth in the Assumption Agreement and their respective amounts so assumed are credited to their respective Capital Accounts under
Section 7.l.4(a)(i). To the extent the Loan is repaid by the Company, the Members' Capital Accounts are debited under Section 7.1.4(a)(ii) with their respective shares of the repayments. To the extent the Loan is repaid by some or all of the Members from their own funds, there are no adjustments to their Capital Accounts.
         7.1.4 (a) "Capital Account" means, with respect to any Member, the Capital Account maintained for the Member in accordance with the following provisions:
                  (i)  To each Member's Capital Account there is credited the
Member's Capital Contributions, the Member's allocable share of Profits and any items of income or gain that are specially allocated under Section 7.2.3 or Section 7.2.4, and the amount of any Company liabilities assumed by the Member or that are secured by any Company asset distributed to the Member;
                  (ii)  To  each  Member's  Capital  Account  there  is
debited the amount of cash and the Gross Asset Value of any Company asset distributed to the Member under any provision of this Agreement, the Member's allocable share of Losses and any items of deduction or loss that are specially allocated under Section 7.2.3 or Section 7.2.4, and the amount of any liabilities of the Member assumed by the Company or that are secured by any asset contributed by the Member to the Company;
                  (iii) If the Gross Asset  Value of any Company  asset
is adjusted under Section 7.1.10(b), or Section 7.1.10(d), the appropriate adjustments to the Capital Accounts of the Members are to be made;
                  (iv)  If any Member transfers his or her entire or any
interest in his Membership Interest in accordance with the provisions of this Agreement, his or her Transferee succeeds to the Capital Account of the Transferor to the extent it relates to the transferred interest;
                   (v)  In determining the amount of any liability for purposes of Section 7.1.4 hereof, there is taken into account Code Section 752 and the Regulations thereunder;
                   (vi) Each Member's  Capital  Account is credited with
interest monthly at the rate equal to the sum of one-half the prime rate charged by the principal bank of the Company to its most favored customers plus one (1%) percent, compounded annually, or at any other rate and on such other terms as determined by the Committee at any time and from time to time in its exclusive discretion. Interest is credited only through the date of closing of the purchase, redemption or other transfer of a Member's Membership Interest. Notwithstanding the foregoing provisions, interest is neither credited or paid on any amounts distributed to any Member under Section 7.3.2(a) and (b) and on all allocations of Profits and any other item of income or gain attributable to amounts distributed under Section 7.3.2(a) and (b). Notwithstanding the foregoing provisions, the Initial Capital Contribution, other than cash and readily marketable securities, of Rodriguez, Bowen, Fields, and Prosser shall not be credited with any interest. Notwithstanding the foregoing provisions, the Initial Capital Contribution of NDB Group, Inc. and SHD shall not be credited with any interest. The Initial Capital Contribution of a Member shall mean the
Capital Contribution made by the Member on the date of his or her admission as a Member of the Company.;
                    (vii)  SHD Corp. is credited with NYSE membership fees
each calendar year, to be calculated  upon  execution  of this  Agreement and every year thereafter, or pro-rata for a period of less than twelve months, in an amount equal to the product of (A) the Average Yearly Rental Fee, multiplied by (B) the number of A Seats held by the Company during such year. The term "Average Yearly Rental Fee" shall mean the average of the rental fees for the last five membership leases contracted immediately prior to the effective date of this Agreement for the first calendar year and immediately prior to such anniversary for the subsequent calendar years as published in the NYSE Membership Bulletin, the highest and lowest rental fees of the five leases being excluded from this calculation; and
                    (viii)  The  Company  shall  keep  separate   Capital
Accounts that reflect (A) allocations of Profits and Losses (as defined in
Section 7.1.18) and (B) allocations of GAAP Profits and Losses ("GAAP Capital Accounts"). The GAAP Capital Accounts shall be maintained in accordance with all the same rules described in this Agreement for the maintenance and adjustment of Capital Accounts. All references to the Capital Account of a Member in Sections 13, 15, 15A and 17 shall mean the GAAP Capital Account of that Member.
                  (b) The foregoing  provisions and the other provisions of this
Agreement relating to the maintenance of Capital Accounts are intended to comply with Treas. Reg. ss.1.704-1(b), and are to be interpreted and applied in a manner consistent with these Regulations. If the Committee reasonably determines that it is prudent to modify the manner in which the Capital Accounts, or any debits or credits thereto, including without limitation debits or credits relating to liabilities that are secured by contributed or distributed assets or that are assumed by the Company or the Members, are computed to comply with the Regulations, the Committee may make the modification, provided that it is not likely to have a material effect on the amounts distributable to any Member under Section 17 on the liquidation of the Company. The Committee shall also (i) make any adjustments that are necessary or appropriate to maintain equality between the Capital Accounts of the Members and the amount of Company capital reflected on the Company's balance sheet, as computed for book purposes, in accordance with Treas. Reg. ss.1.704-1(b)(2)(iv)(q), and (ii) make any appropriate modifications if unanticipated events might otherwise cause this Agreement not to comply with Treas. Reg. ss.1.704-1(b).
         7.1.5 "Capital  Contributions"  means, with respect to any Member,  the amount of money and the initial Gross Asset Value of any asset (other than money) contributed to the Company by the Member. The principal amount of a promissory note that is not readily traded on an established securities market and that is contributed to the Company by the maker of the note is not included in the Capital Account or Capital Contribution of any Member until the Company makes a taxable disposition of the note or until and to the extent principal payments are made on the note, all in accordance with Treas. Reg. ss.1.704-1(b)(2)(iv)(d)(2). The value of the A Seats shall be $4,800,000.
         7.1.6 "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any successor corresponding provisions. Any reference to any section of the Code or any Regulation includes all legal authorities that constitute substantial authority under Code Section 6662 with respect to the section or Regulation.
         7.1.7 "Company" means the limited liability company formed under this Agreement and the Certificate of Formation, and the limited liability company continuing the business of this Company on a dissolution.
         7.1.8 "Company Minimum Gain" means with respect to each Nonrecourse Liability of the Company, the amount of gain (of whatever character), if any, that would be realized by the Company if it disposed of, in a taxable transaction, the Company asset subject to the liability in full satisfaction of the liability (and for no other consideration), and then aggregating the amounts so computed.
         7.1.9 "Depreciation" means, for each fiscal year, an amount equal to the depreciation, amortization, or other cost recovery deduction allowable for an asset for the fiscal year, except that if Gross Asset Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of the fiscal year, Depreciation is an amount that bears the same ratio to the beginning Gross Asset Value as the federal income tax depreciation, amortization, or other cost recovery deduction for the fiscal year bears to the beginning adjusted tax basis. If the adjusted basis for federal income tax purposes of an asset at the beginning of the fiscal year is zero, Depreciation is determined by reference to the beginning Gross Asset Value using any reasonable method selected by the Committee.
         7.1.10 "Gross Asset Value" means, with respect to any asset, the asset's adjusted basis for federal income tax purposes, except as follows:
                  (a) The initial Gross Asset Value of any asset  contributed by a Member to the Company is the gross fair market value of the asset, as determined by the contributing Member and the Committee;
                  (b) The Gross Asset Values of all Company  assets are adjusted to equal their  respective  gross fair market values as of the following  times:
(i) the acquisition of an additional interest in the Company by any new or existing Member in exchange for more than a de minimis Capital Contribution;
(ii) the distribution by the Company to a Member of more than a de minimis amount of Company assets as consideration for an interest in the Company; (iii) the liquidation of the Company on the earlier of the date on which the Company is terminated under Code Section 708(b)(1), or the date on which the Company ceases to be a going concern even though it may continue in existence for winding up its affairs, paying its debts, and distributing any remaining assets to the Members;
                  (c) The Gross Asset Value of any Company asset  distributed to any Member is the gross fair market value of the asset on the date of distribution; and
                  (d) The Gross Asset Values of Company  assets are increased or decreased to reflect any adjustments to the adjusted basis of the assets under Code Section 734(b) or Code Section 743(b), but only to the extent that the adjustments are taken into account in determining Capital Accounts under Treas. Reg. ss.1.704-1(b)(2)(iv)(m); provided, however, that Gross Asset Values are not adjusted under this Section 7.1.10(d) to the extent the Committee determines that an adjustment under Section 7.1.10(b) is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment under this Section 7.1.10(d).
         7.1.11 "Member Minimum Gain" means an amount, with respect to each Member Nonrecourse Debt, equal to the Company Minimum Gain that would result if the Member Nonrecourse Debt were treated as a Nonrecourse Liability.
         7.1.12  "Member  Nonrecourse  Debt" means any Company  liability to the extent the liability is nonrecourse (under Code Section 1001) and a Member or related person (under Treas. Reg. ss.1.752-4(b)) bears the economic risk of loss.
         7.1.13 "Member Nonrecourse Deductions" means, for any Company fiscal year, the net increase during the year in Member Minimum Gain attributable to the Member Nonrecourse Debt reduced, but not below zero, by proceeds of the liability (a) distributed during the year to the Member bearing the economic risk of loss for the liability, and (b) that are attributable to the liability and allocable to an increase in the Member Minimum Gain.
         7.1.14 "Net Cash From Operations" means the gross cash proceeds from Company operations, including, without limitation, sales and dispositions of assets in the ordinary course of business, less the portion used to pay or establish reserves for capital improvements, contingencies, debt service, expenses, Salaries as determined under Section 7.3.1, and the requirements of administrative agencies, exchanges, and self-regulatory organizations, all as determined by the Committee in its exclusive discretion. "Net Cash From Operations" is not reduced by amortization, cost recovery deductions, depreciation, or similar allowances, but is increased by any reductions of reserves previously established.
         7.1.15 "Nonrecourse Deductions" means, for any Company fiscal year, the net increase in Company Minimum Gain during the Company fiscal year reduced, but not below zero, by the aggregate distributions made during the year of proceeds of a Nonrecourse Liability that are allocable to an increase in Company Minimum Gain.
         7.1.16 "Nonrecourse Liability" means a liability for which no Member or related person (under Treas. Reg. ss.1.752-4(b)) bears the economic risk of loss.
         7.1.17 "Person" means a business trust, corporation, estate, general partnership, individual, limited liability company, limited liability partnership, limited partnership, trust, or other entity.
         7.1.18 "Profits" and "Losses" means, for each fiscal year or other period, an amount equal to the Company's taxable income or loss for the year or period, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss, or deduction required to be stated separately under Code Section 703(a)(1) are included in taxable income or loss), with the following adjustments:
                  (a) Any  income of the  Company  that is exempt  from  federal income tax and not otherwise taken into account in computing Profits or Losses under this Section 7.1.18 is added to the taxable income or loss;
                  (b) Any expenditures of the Company  described in Code Section
705(a)(2)(B), amounts paid or incurred to organize a limited liability company or to promote the sale of an interest in such a limited liability company, and a deduction for a loss incurred in connection with the sale or exchange of Company assets disallowed to the Company under Code Section 267(a)(1) or 707(b) that are treated as Code Section 705(a)(2)(B) expenditures under Treas. Reg. ss.1.704-1(b)(2)(iv)(i), and not otherwise taken into account in computing Profits and Losses under this Section 7.1.18, are subtracted from taxable income or loss;
                  (c) Gain or loss  resulting  from any  disposition  of Company assets with respect to which gain or loss is recognized for federal income tax purposes is computed by reference to the Gross Asset Value of the asset disposed of, notwithstanding that the adjusted tax basis of the asset differs from its Gross Asset Value; and
                  (d)  Notwithstanding  any  other  provision  of  this  Section
7.1.18,  any items that are  specially  allocated  pursuant to Section  7.2.3 or
Section 7.2.4 are not taken into account in computing Profits or Losses.
         7.1.19 "Regulations" mean the income tax regulations and temporary regulations promulgated under the Code as these regulations may be amended from time to time and the corresponding provisions of succeeding regulations.
         7.2  Allocations.
         7.2.1 Profits. After giving effect to the special allocations set forth in Sections 7.2.3 and 7.2.4, Profits for any fiscal year are allocated as follows:
         (a)      First Tier Profits:
         The First-Tier Profits for any fiscal year, if any, are to be allocated to NDB in proportion to the fraction, the numerator of which is the Membership Interest owned by NDB Group, Inc. or SHD Corp., as the case may be, and the denominator of which is the total Membership Interests owned by NDB. The first $800,000 of Profits are the First Tier Profits for the 1998 fiscal year. For the 1999 fiscal year and all subsequent fiscal years, the First Tier Profits are equal to eighty (80%) percent of the total Salaries for such fiscal year paid to the Active Members.
         (b)      Second Tier Profits:
         The remaining Profits for each fiscal year (the "Second Tier Profits") are to be allocated to the Active Members, Non-Active Members, and the Special Members in proportion to their Membership Interests. Of the Second Tier Profits allocated to the Active Members, eighty-five (85%) percent of these Profits is to be allocated among the Active Members in proportion to their Membership Interests. The remaining fifteen (15%) percent of the Profits allocated to the Active Members is to be allocated in accordance with Section 11.1(e) ("Float Interest").
         7.2.1(A) GAAP Profits. GAAP Profits for any fiscal year are the profits for such fiscal year as determined under the generally accepted accounting principles consistently used by the Company. GAAP Profits for any fiscal year are allocated as follows:
         (a)      First Tier GAAP Profits:
         The First Tier GAAP Profits for any fiscal year, if any, are to be allocated to NDB in proportion to the fraction, the numerator of which is the Membership Interest owned by NDB Group, Inc. or SHD Corp., as the case may be, and the denominator of which is the total Membership Interests owned by NDB. The first $800,000 of GAAP Profits are the First Tier GAAP Profits for the 1998 fiscal year. For the 1999 fiscal year and all subsequent fiscal years, the First Tier GAAP Profits are equal to eighty (80%) percent of the total Salaries for such fiscal year paid to the Active Members.
         (b)      Second Tier GAAP Profits:
         The remaining GAAP Profits for each fiscal year (the "Second Tier GAAP Profits") are to be allocated to the Active Members, Non-Active Members, and the Special Members in proportion to their Membership Interests. Of the Second Tier GAAP Profits allocated to the Active Members, eighty-five (85%) percent of these GAAP Profits is to be allocated among the Active Members in proportion to their Membership Interests. The remaining fifteen (15%) percent of the GAAP Profits allocated to the Active Members is to be allocated in accordance with Section 11.1(e) ("Float Interest").
         7.2.2 Losses. After giving effect to the special allocations set forth in Sections 7.2.3 and 7.2.4, Losses for any fiscal year are allocated to the Members in proportion to their Membership Interests. GAAP Losses for any fiscal year are allocated to the Members in proportion to their Membership Interests. GAAP Losses for any fiscal year are the losses for such fiscal year as determined under the generally accepted accounting principles consistently used by the Company.
         7.2.3 Special Allocations. The following special allocations are made in the following order:
                  (a)  Minimum Gain Chargeback.  Except as otherwise provided in
Treas. Reg. ss.1.704-2(f) and notwithstanding any other provision of this
Section 7.2, if there is a net decrease in Company Minimum Gain during any Company fiscal year, each Member must be specially allocated items of Company income and gain for the fiscal year (and, if necessary, subsequent years) in an amount equal to that Member's share of the net decrease in Company Minimum Gain as determined under Treas. Reg. ss.1.704-2(g). Allocations under the previous sentence must be made in proportion to the respective amounts required to be allocated to each Member. The items to be allocated are to be determined in accordance with Treas. Reg. ss.ss.1.704-2(f)(6) and 1.704-2(j)(2).
                  (b)  Member  Minimum  Gain  Chargeback.  Except  as  otherwise provided in Treas. Reg. ss.1.704-2(j)(4) and notwithstanding any other provision of this Section 7.2, if there is a net decrease in Member Minimum Gain attributable to a Member Nonrecourse Debt during any Company fiscal year, each Member who has a share of the Member Minimum Gain attributable to such Member Nonrecourse Debt, determined in accordance with Treas. Reg. ss.1.704-2(i)(5), must be specially allocated items of Company income and gain for such year (and, if necessary, subsequent years) in an amount equal to that Member's share of the net decrease in the Member Minimum Gain as determined under Treas. Reg. ss.1.704-2(i)(4). Allocations under the previous sentence must be made in proportion to the respective amounts required to be allocated to each Member. The items to be allocated are to be determined in accordance with Treas. Reg. ss.ss.1.704-2(i)(4) and 1.704-2(j)(2).
                  (c)  Qualified  Income  Offset.  If  any  Member  unexpectedly receives any adjustments, allocations, or distributions described in Treas. Reg. ss.ss.1.704-1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5), or 1.704-1(b)(2)(ii)(d)
(6), items of Company income and gain must be specially allocated to each such Member in an amount and manner sufficient to eliminate, to the extent required by the Regulations, the Member's Adjusted Capital Account Deficit as quickly as possible; provided, however, that an allocation under this Section 7.2.3(c) is to be made only if and to the extent that the Member would have an Adjusted Capital Account Deficit after all other allocations provided for in this Section 7.2.3 have been tentatively made and as if this Section 7.2.3(c) were not part of this Agreement.
                  (d)  Gross  Income  Allocation.  If any  Member  has a deficit
Capital Account at the end of any Company fiscal year that is in excess of the sum of (i) the amount the Member is obligated to restore under any provision of this Agreement, and (ii) the amount of the Member's share of Company Minimum Gain and Member Nonrecourse Debt Minimum Gain, each Member must be specially allocated items of Company income and gain in the amount of the excess as quickly as possible; provided, however, that an allocation under this Section 7.2.3(d) is to be made only if and to the extent that the Member would have a deficit Capital Account in excess of this sum after all other allocations provided for in this Section 7.2.3 have been tentatively made and as if Section 7.2.3(c) and this Section 7.2.3(d) were not part of this Agreement.
                  (e)  Nonrecourse  Deductions.  Nonrecourse  Deductions for any
fiscal year or other period are allocated to the Members in accordance with their Membership Interests.
                  (f) Member  Nonrecourse  Deductions.  Any  Member  Nonrecourse
Deductions for any fiscal year or other period must be specially allocated to the Member who bears the economic risk of loss with respect to the Member Nonrecourse Debt to which the Member Nonrecourse Deductions are attributable.
                  (g) Section 754 Adjustments.  If an adjustment to the adjusted tax basis of an asset of the Company under Code Section 734(b) or 743(b) is required under Treas. Reg.ss.l.704-1(b)(2)(iv)(m)(2) or ss.l.704-l(b)(2)(iv)(m)
(4) to be taken into account in determining Capital Accounts as the result of a distribution to a Member in complete liquidation of his Membership Interest, the amount of the adjustment to Capital Accounts is treated as an item of gain (if the adjustment increases the basis of the asset) or loss
(if the adjustment decreases the basis) and the gain or loss is specially allocated to the Members in accordance with their Membership Interests if Treas. Reg. ss.l.704(b)(2)(iv)(m)(2) applies, or to the Member to whom the distribution was made if Treas. Reg. ss.l.704-l(b)(2)(iv)(m)(4) applies.
                  (h)  Allocations  Relating to Taxable  Issuance of  Membership
Interests. Any income, gain, loss, or deduction realized from the issuance of an interest in the Company by the Company to a Member (the "Issuance Items") must be allocated among the Members so that, to the extent possible, the net amount of the Issuance Items, together with all other allocations under this Agreement to each Member, are equal to the net amount that would have been allocated to each Member if the Issuance Items had not been realized.
                  (i)  Imputed  Interest.  To the extent the Company has taxable interest income under Code Section 483 or Sections 1271 through 1288 with respect to any promissory note given for a Capital Contribution: (i) the interest income is specially allocated to the Member who is the maker of the promissory note, and (ii) the amount of the interest income is excluded from the Capital Contributions credited to the maker's Capital Account for payments of principal on the promissory note.
                  (j) Whenever a Member  receives an increase or decrease in his
Capital Account with respect to a sale of an NYSE Seat (as hereinafter defined), or a distribution of sales proceeds from a sale of an NYSE Seat, that Member is to be specially allocated the gain or loss attributable to the sale in an amount equal to the increase or decrease to the extent not provided for under Section 7.2.6; provided, however, that a Member's Capital Account is to be adjusted only once with respect to a sale of such NYSE Seat.
         7.2.4 Curative Allocations. The allocations set forth in Section 7.2.3(a), 7.2.3(b), 7.2.3(c), 7.2.3(d), 7.2.3(e), 7.2.3(f), and 7.2.3(g) (the
"Regulatory Allocations") are intended to comply with certain requirements of the Regulations. It is the intent of the Members that, to the extent possible, all Regulatory Allocations are to be offset either with other Regulatory Allocations or with special allocations of other items of Company income, gain, loss, or deduction under this Section 7.2.4. Therefore, notwithstanding any other provision of Section 7.2 (other than the Regulatory Allocations), the Committee shall make offsetting special allocations of Company income, gain, loss, or deduction in whatever manner it reasonably determines appropriate so that after the offsetting allocations are made, each Member's Capital Account balance is, to the extent possible, equal to the Capital Account balance the Member would have had if the Regulatory Allocations were not part of the Agreement and all Company items were allocated under Sections 7.2.l, 7.2.2, 7.2.3(h), 7.2.3(i), and 7.2.3(j). In exercising discretion under this Section 7.2.4, the Committee shall take into account future Regulatory Allocations under Sections 7.2.3(a) and 7.2.3(b) that, although not yet made, are likely to offset other Regulatory Allocations previously made under Sections 7.2.3(e) and 7.2.3(f).
         7.2.5  Other Allocation Rules.
                  (a) For purposes of determining  the Profits,  Losses,  or any other items allocable to any period, Profits, Losses, and any other items are to be determined on a daily, monthly, or other basis, determined by the Committee using any permissible method under Code Section 706 and the Regulations thereunder.
                  (b) For purposes of determining a Member's proportionate share of the "excess nonrecourse liabilities" of the Company under Treas. Reg. ss.1.752-3(a)(3), the interests in Company Profits of the Members are equal to the Membership Interests of the Members.
                  (c) To the extent permitted by Treas.  Reg.  ss.1.704-2(h)(3), the Committee shall endeavor to treat distributions of Net Cash From Operations as having been made from the proceeds of a Nonrecourse Liability or a Member Nonrecourse Debt only to the extent that the distributions would cause or increase an Adjusted Capital Account Deficit for any Member.
         7.2.6  Tax Allocations:  Code Section 704(c).
                  (a) In accordance with Code Section 704(c) and the Regulations promulgated thereunder, income, gain, loss, and deduction with respect to any property contributed to the capital of the Company must, exclusively for tax purposes, be allocated among the Members so as to take account of any variation between the adjusted basis of the property to the Company for federal income tax purposes and its initial Gross Asset Value (computed in accordance with Section 7.l.10(a)).
                  (b) If the Gross Asset Value of any Company  asset is adjusted under Section 7.1.10(b), subsequent allocations of income, gain, loss, and deduction with respect to the asset must take account of any variation between the adjusted basis of the asset for federal income tax purposes and its Gross Asset Value in the same manner as under Code Section 704(c) and the Regulations thereunder.
                  (c) Any elections or other  decisions  relating to allocations must be made by the Committee in a manner that reflects the purpose of this Agreement. Allocations under this Section 7.2.6 are exclusively for purposes of federal, state, and local taxes, and are not taken into account in computing any Member's Capital Account or share of Profits, Losses, other items, or distributions under any provision of this Agreement.
         7.3  Salaries and Distributions.
         7.3.1  Salaries.
         Each Active Member shall receive, for so long as the person is an Active Member in the Company, as a guaranteed payment, an annual salary payable in such installments as determined by the Committee ("Salary"). For 1998, the Company shall pay $1,032,000 to the Active Members as Salary to be allocated among the Active Members as determined by the Committee. For the fiscal year 1999 and all subsequent fiscal years, the Committee shall determine the annual Salary to be paid to the Active Members. For the fiscal year 1999 and all subsequent fiscal years, the Company shall pay Fields an annual salary of $20,000 payable in such installments as determined by the Committee as long as Fields is an Individual Non-Active Member and is leasing an NYSE Seat to the Company.
         7.3.2  Net Cash From Operations.
         Except as otherwise provided in Sections 11.1(e) and 17, the Company shall distribute Net Cash From Operations in the following order and priority:
                  (a) First, within sixty (60) days after the end of each fiscal year, to NDB in proportion to the First Tier GAAP Profits allocated to NDB Group, Inc. and SHD Corp., as the case may be, under Section 7.2.1A(a) for that fiscal year.
                  (b)  Second,  within  sixty  (60)  days  after the end of each fiscal year, to the Active Members, Non-Active Members and Special Members, in proportion to and to the extent of fifty (50%) percent of the Second Tier GAAP Profits allocated to these Members under Section 7.2.1A(b) for that fiscal year.
                  (c)  Third,   at  such  times  as  the  Committee   determines
appropriate in its exclusive discretion to the Active Members, Non-Active Members, and Special Members, in proportion to and to the extent of fifty (50%) percent of the Second Tier GAAP Profits allocated to these Members under Section 7.2.1A(b) for that fiscal year.
                  (d)  Fourth,  at  such  times  as  the  Committee   determines
appropriate in its exclusive discretion, to the Members in proportion to their GAAP Capital Accounts.
         7.3.3 Amounts Withheld. All amounts withheld under the Code or any provision of any state or local tax law with respect to any payments or distributions to the Company or the Members are treated as amounts distributed to the Members under this Section 7.3. The Committee may allocate these amounts among the Members in any manner in accordance with applicable law.
         7.4  Return of Capital Contribution
         (a) Notwithstanding any other provision of this Agreement, without the prior written approval of the NYSE, no portion of any Capital Contribution of a Member may be withdrawn on less than six (6) months prior written notice, given no earlier than six (6) months after the contribution was made. The Capital Contribution must not be withdrawn nor can any unsecured loan or advance be made by the Company to a Member or employee at any time when the withdrawal, loan or advance would be prohibited by the provisions of any applicable rule or regulation of the NYSE or the Securities and Exchange Commission including, without limitation, the provisions of SEC Rule 15c3-1.
         (b) Notwithstanding any other provision of this Agreement, in the event of the termination of the Company on the expiration of the term of this Agreement, or any extension or renewal thereof, any withdrawal of capital on any termination that would cause the Member's aggregate indebtedness' to exceed the percentages specified in Rules 326(a) and 326(b) of the Rules of the Board of Directors of the NYSE during the six months prior to the date of termination, may be postponed for up to six (6) months after the stated date of termination. The Committee shall, in its exclusive discretion, determine whether to postpone the withdrawal to ensure compliance with these rules. Any capital so retained by the Company after the date of termination shall continue to be subject to all debts and obligations of the Company.
         (c) No breach of this Agreement occurs if any distributions to Members, Selling Members or Transferees are delayed or prohibited by the NYSE or any regulatory agency with jurisdiction over the Company.
         7.5  Payment on the Assumed RSF Debt
         Notwithstanding any other provision of Section 7, distributions of Net Cash From Operations to each of Rodriguez, Bowen, Fields and Prosser shall be retained by the Company and applied to the amounts owing on the Assumed RSF Debt by such Member until the Assumed RSF Debt of such Member is satisfied in full. For the purposes of this Section 7.5, the Assumed RSF Debt is the principal and accrued interest on the obligation owed by RSF Partners L.P. to the Company which was assumed by Rodriguez, Bowen, Fields, and Prosser as a result of the transaction contemplated by the Contribution Agreement dated as of December 31, 1998 among the Company, RSF Partners L.P., Rodriguez, Bowen, Fields and Prosser.
                                    SECTION 8
                        Fiscal Year and Accounting Method
         The fiscal year of the Company is the calendar year, and the books of the Company are to be kept on the accrual method of accounting.
                                    SECTION 9
                                Books and Records
         9.1 The Committee shall keep or cause to be kept complete and accurate books with respect to the business of the Company. The books of the Company must be maintained at all times at the principal office of the Company. Each Member and his duly authorized representative have the free and unimpeded right to examine and inspect, and make copies of, the books and records of the Company at reasonable times on seventy-two (72) hours prior notice to the President.
         9.2 As soon as practicable after the end of each fiscal year, the Committee shall deliver to each Member Schedule K-1 of IRS Form 1065 and any other statement of each Member's share of income, credits, deductions, and losses required by law to be delivered to the Members.
                                   SECTION 10
                                  Bank Accounts
         The funds of the Company are to be deposited in the name of the Company in the bank account or accounts as may be designated by the Committee. The Committee shall use the funds exclusively for the business of the Company. Funds may be withdrawn from bank accounts of the Company only on the signatures of any one Active Member designated by the Committee and the chief financial officer, or any two Active Members designated by the Committee.
                                   SECTION 11
                                   Management
         11.1 (a) The Management Committee shall consist of four members, each of whom must be a Member; provided however, that NDB may appoint a maximum of two members of the Committee who may or may not have Membership Interests. NDB has the exclusive right to appoint two Committee members (collectively the "NDB Committee Members" and individually, a "NDB Committee Member."). The President shall be a member of the Committee (the "First Active Member Committee Member"). Dilascio shall serve as the First Active Member Committee Member so long as he is President. A majority of the Membership Interests of all the Active Members shall appoint a Committee member from among the Active Members (the "Second Active Member Committee Member"). If at any meeting a member of the Committee is not permitted under this Agreement or the Act to vote, is not present for the meeting, or is otherwise unable to vote, then, for that meeting only, (i) if the member of the Committee is an NDB Committee Member, NDB may appoint a temporary substitute NDB Committee Member to be a member of the Committee, or, (ii) if the member of the Committee is an Active Member, a majority of the Membership Interests of the Active Members may appoint a temporary substitute member of the Committee from among the Active Members. The members of the Committee shall serve without compensation.
         (b) NDB has the exclusive right to remove, with or without cause, the NDB Committee Members and fill a vacancy with respect to its appointees. If NDB transfers its entire Membership Interest to a Membership Interest Purchaser under Section 13.3(c) or to an NDB Interest Purchaser under Section 14, or if NDB's entire Membership Interest is redeemed under Section 13.3(e), the majority of the Membership Interests of all Active Members have the right to remove, with or without cause, the NDB Committee Members and fill a vacancy with respect to its appointees from among the Active Members. Dilascio may be removed for cause as a member of the Committee by the Committee and a majority of the Membership Interests of the Active Members. A majority of the Membership Interests of Active Members may remove, with or without cause, the Second Active Member Committee Member and fill any vacancy with respect to this appointee from among the Active Members.
         (c) For purposes of Section 11.1(b), the term "cause" means removal for any one of the following reasons:
                  (i) a final  judgment of  conviction  of Dilascio for a felony entered by a trial court regardless of whether Dilascio appeals the judgment.
                  (ii) the issuance of a final award,  judgment,  or order by an administrative agency, arbitrator, exchange, governmental body, governmentally-owned corporation, mediator, self-regulatory organization, or trial court that Dilascio is prohibited from performing any material duty as a member of the Committee for any period of time in excess of six months.
                  (iii) the  material  breach by Dilascio of any  provisions  of this Agreement that causes or threatens to cause a material loss to the business of the Company in the reasonable judgment of the Committee and a majority of the Membership Interests of the Active Members and either (A) if the breach is curable, the breach has not been cured by Dilascio within thirty (30) days after the Committee gives written notice to Dilascio of the nature of the breach and of the curative action required or (B) Dilascio commits or continues to commit the breach despite prior written notice by the Committee that the proposed action by Dilascio would constitute a breach and requesting that he refrain from such action;
                  (iv) the  failure  of  Dilascio,  other  than by reason of his disability  (as defined in Section  13.5) or legal  incompetency  (as defined in
Section 13.6), to carry out the business directions of the Committee as determined by a majority of the members of the Committee, other than Dilascio, and the failure continues for more than thirty (30) days after the Committee gives written notice to Dilascio specifying the nature of the failure and requesting Dilascio to cure it;
                  (v) any act or acts or  failure  or  failures  to act that (A)
Dilascio intends to cause or threatens to cause separately or in the aggregate a material loss to the business of the Company; or (B) constitutes gross negligence by Dilascio and causes or threatens to cause separately or in the aggregate a material loss to the business of the Company;
                  (vi)  appropriation  of  the  business  opportunities  of  the
Company for the personal benefit of Dilascio or any person or entity in which Dilascio has an interest;
                  (vii)  any  act  of   dishonesty  or   falsification   of  any
information submitted to the Company, any member of the Committee, the NYSE, any administrative agency or any self-regulatory organization; or
                  (viii) any act by  Dilascio  directed  against  the Company of bribery, embezzlement, fraud, misappropriation of assets, or the receipt of kickbacks. Dilascio shall have the right to have any determination of removal for cause reviewed by arbitration under Section 19. During the pendancy of arbitration, Dilascio shall not act as President of the Company and an interim President shall be appointed from among the Active Members by the Committee and a majority of the Membership Interests of the Active Members. If the arbitration proceeding determines that the removal for cause was not permissible under this Agreement, Dilascio shall be reinstated as President and a member of the Committee.
              (d) A  Change  in  Control  of  NDB  or any  other  change  in the ownership of or management of NDB will not result in a change in NDB's rights and obligations under the Act or this Agreement. A Change in Control of NDB means (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of NDB or a subsidiary of NDB, or a person engaging in a transaction of the type described in clause (iii) but which does not constitute a change in control under such clause, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of NDB representing fifty (50%) percent or more of the combined voting power of NDB's then outstanding securities; or (ii) during any period of two consecutive years, individuals who at the beginning of this period constitute the board of directors of NDB and any new director (other than a director designated by a person who has entered into an agreement with NDB to effect a transaction described in clauses (i) or (iii)) whose election by the board of directors of NDB or nomination for election by NDB shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the board of directors of NDB; or (iii) the shareholders of NDB approve or, if no shareholder approval is required or obtained, NDB or a subsidiary of NDB completes a merger, consolidation, or similar transaction with or into any other corporation, or a binding share exchange involving NDB's securities, other than any such transaction which would result in the voting securities of NDB outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least seventy-five (75%) percent of the combined voting power of the voting securities of NDB or such surviving entity outstanding immediately after such transaction, or the shareholders of NDB approve a plan of complete liquidation of NDB or an agreement for the sale or disposition by NDB of all or substantially all the NDB's assets.
         (e) Except as otherwise provided in this Agreement, the Committee shall act by a majority vote, on a per capita basis, of all the members of the Committee who are permitted to vote on the matter before the Committee. Except as otherwise provided in this Agreement and except for the authority delegated to the President in Section 11.1(g), the Committee shall have the authority and discretion to, (i) manage the business of the Company, and (ii) unless otherwise provided for in this Agreement, to determine any Member's right of withdrawal from the Company, distribution, withdrawal, and return of all or any portion of any Member's Capital Account, and all other matters relating exclusively to a Member's rights and obligations under this Agreement and the Act. Within forty-five (45) days after the close of the fiscal year of the Company, the Committee, after receipt of the President's recommendation, shall determine the Float Interest of each Active Member for that fiscal year based upon each Active Member's trading performance. In a deadlock on any vote of the Committee regarding the determination of the Float Interest for any Active Member, the majority of Membership Interests held by all Active Members must resolve the deadlock. In a deadlock on any vote of the Committee regarding the disability or the legal incompetency of any Active Member, the vote of sixty (60%) percent of the Membership Interests held by all Members, other than the Member whose disability or legal competency is at issue, is required to resolve the deadlock. In no event shall a deadlock cause the dissolution of the Company. Except as otherwise provided in this Agreement or the Act, the Committee has the exclusive authority and discretion to bind the Company, and a Member who is not a member of the Committee does not have the authority and discretion to bind the Company except with respect to transactions of the Company in the ordinary course of business or as otherwise authorized by this Agreement.
         (f) The members of the Committee shall meet monthly. Special meetings may be called by any member of the Committee. All members of the Committee must be provided with reasonable notice of all meetings. Committee members may attend a meeting by telephone. Meetings may be held at the principal place of business of the Company or at any other place that a majority of the members of the Committee determine and may be held by telephone conference. A quorum consists of at least three Committee members who are permitted to vote on the matter before the Committee. If only three Committee members are present for any meeting, no action may be taken by the Committee unless at least one Active Member Committee Member and at least one NDB Committee Member approve the proposed action. In lieu of holding a meeting, the Committee may vote or otherwise take action by the unanimous written consent of the members of the Committee.
         (g) Dilascio shall serve as the initial President of the Company effective as of the effective date of this Agreement. Except as otherwise provided in this Agreement, the President shall have the primary authority and discretion to control, manage, and operate the day-to-day business of the Company, including without limitation the authority and discretion (i) to control and manage the day-to-day trading operations of the Company; and (ii) to control and manage all agreements, contacts, discussions, and negotiations with, and all submissions to all exchanges, administrative agencies, and self-regulatory organizations. The President shall provide monthly reports to the Committee detailing the Company's operations and all items described in clause (ii) above. Upon Dilascio's resignation or removal from the Committee, or upon his withdrawal from the Company, a majority of the Membership Interests held by all Active Members and the then sitting members of the Committee, by unanimous consent, shall designate an Active Member to serve as President of the Company for the remainder of Dilascio's three year term as President and to assume and exercise the foregoing authority and discretion.
         (h) If Dilascio is suspended by the issuance of a final award, judgment, or order by an administrative agency, arbitrator, exchange, governmental body, governmentally-owned corporation, mediator, self-regulatory organization, or trial court, then the Committee and a majority of the Membership Interests of the Active Members shall elect an interim President to serve for the period of such suspension. If the suspension is for a period of six (6) months or less, Dilascio shall resume his functions as the Company's President immediately following the period of suspension. If the suspension is for a period of more than six (6) months, the Committee and a majority of the Membership Interests of the Active Members shall then determine whether it would be in the best interests of the Company for Dilascio to resume his functions as President or to be replaced in that capacity after the end of the period of suspension. Dilascio's ineligibility under this subparagraph to act as President of the Company shall not become effective if the decision imposing such suspension is under appeal and the suspension has been stayed by the appellate tribunal, unless a responsible officer of the NYSE has informed the Company in writing that Dilascio's continuance as President of the Company is not permitted.
         (i) Dilascio shall serve as President for the three year period beginning on the effective date of this Agreement unless such term is terminated earlier as provided in this Agreement. At the end of this three year period, and, at the end of each subsequent three year period, if Dilascio is not elected President by a majority of the Membership Interests of all the Active Members, the person elected President shall be elected as President from among Active Members by a majority of the Membership Interests of all the Active Members and a majority of the members of the Committee for a term of three years subject to earlier termination or suspension as provided in this Agreement. If the President, other than Dilascio, is suspended by the issuance of a final award, judgment, or order by an administrative agency, arbitrator, exchange, governmental body, governmentally-owned corporation, mediator, self regulatory organization, or trial court (the "Suspended President"), then the majority of the Membership Interests of all the Active Members and a majority of the members of the Committee shall appoint a President from among the Active Members to replace the Suspended President for the remainder of the Suspended President's three year term. The President, if a person other then Dilascio, may be removed with or without cause by a majority of the Membership Interests of all the Active Members (the "Removed President"). In such a case, a majority of the Membership Interests of all the Active Members and a majority of members of the Committee shall appoint a President from among the Active Members to replace the Removed President for the remainder of the Removed President's three year term.
         (j) Any Person dealing with the Company or the Committee may rely upon a written certificate signed by the President or a member of the Committee as to:
             (i) the identity of the  President or a member of the Committee;
                 (ii) the existence or nonexistence of any facts that are a condition precedent to acts by the Company or the Committee or are pertinent to the business of the Company; (iii)  the
                 Persons that are authorized to execute and deliver any
                 instrument of or on behalf of the Company; or
                      (iv)  any act or omission of the Company or the Committee.
         (k) The Committee has the exclusive discretion to decide whether to sell a membership interest in the NYSE (a "NYSE Seat") held by the Company. An "A Seat" is an NYSE Seat held by the Company that was contributed to Equitrade Partners, L.P., the predecessor of the Company, by SHD. Any NYSE Seat held by the Company, other than an A Seat, is a B Seat. If the Committee decides to sell an NYSE Seat, NDB shall, in its exclusive discretion, determine which NYSE Seat will be sold. If NDB determines that an A Seat is to be sold, SHD shall receive an amount of cash or other immediately available funds equal to the excess, if any, of the sale proceeds for the A Seat over $1,200,000 ("Net A Seat Payment"). If the sale proceeds for the A Seat are less than $1,200,000, SHD's Capital Account shall be reduced by the amount of the shortfall. No sale of an NYSE Seat may be made without any required approval of the NYSE and subject to compliance with the terms of any ABC agreement or lease related to the NYSE Seat.
         11.2 (a) The following actions or decisions require the unanimous consent of the members of the Committee, the consent of a majority of the Membership Interests of the Active Members, and the consent of a majority of the Membership Interests of the Non-Active Members.
             (i)  the sale or other disposition of all or substantially all of the assets of the Company;
             (ii) the merger, consolidation,  or reorganization of the Company;
and (iii) except as otherwise provided in Section 17, the liquidation and dissolution of the Company.
                  (b) A  meeting  of the  Members  may be called at any time and from time to time by any Member. Unless determined otherwise by the Committee, meetings of Members are to be held at the Company's principal place of business. Not less than ten (10) nor more than thirty (30) days before each meeting, the Member calling the meeting must give written notice of the meeting to each Member entitled to vote at the meeting. The notice must state the time, place, and purpose of the meeting. Notwithstanding the foregoing provisions, each Member, who is entitled to notice, waives notice if before or after the meeting the Member signs a waiver of the notice that is filed with the records of Members' meetings, or is present at the meeting in person or by proxy. Except as otherwise provided in this Agreement, at a meeting of Members the presence in person or by written proxy of Members holding (i) a majority of the Membership Interests of the Non-Active Members, and (ii) a majority of the Membership Interests of the Active Members, constitutes a quorum. A Member may vote either in person or by written proxy signed by the Member or by his or her duly authorized attorney-in-fact.
                  (c) In lieu of holding a meeting of the  Members,  the Members may vote or otherwise take action by a written instrument providing the consent of (i) Members holding a majority of the Membership Interests of the Non-Active Members, and (ii) Members holding a majority of the Membership Interests of the Active Members.
                  (d) Except as otherwise  provided in this Agreement,  whenever the Act provides for unanimous consent of the Members to approve or take any action unless otherwise provided in an operating agreement, that consent must be given in writing and, in all cases means, rather than the consent of all Members, the unanimous consent of the Committee, the consent of the Members holding a majority of the Membership Interests of the Active Members, and the consent of the Members holding a majority of the Membership Interests of the Non-Active Members.
         11.3 Each Non-Active Member shall devote such time to the business of the Company as is necessary to perform the Member's obligations under this Agreement, any other agreement with the Company, and the Act. Each Active Member shall devote substantially all his or her business time and effort exclusively for the Company and shall devote the whole of his or her time and ability during usual business hours of the Company and outside these hours when reasonably necessary to the competent and diligent performance of the Member's obligations.
         11.4 Any Member may engage in any activity in any capacity as long as it does not compete with or adversely affect any business of the Company. The Member may engage in this activity without any obligation to offer any interest in the activity to the Company or any other Member. Nothing contained in this Agreement or arising by virtue of the operation of the Company shall prevent any Member from trading for his or her own account subject to the Constitution and Rules of the NYSE or any other applicable law, rule, or regulation.
Notwithstanding the foregoing provisions of this Section 11.4, each Active Member and each Individual Non-Active Member must sign a covenant not to compete providing that the Active Member or Individual Non-Active Member, as the case may be, shall not trade as a specialist in the securities for which the Company is engaged in as a specialist for any person or entity other than the Company while he is a Member of the Company and for a period of two years after ceasing to be an Active Member or Individual Non-Active Member, as the case may be.
         11.5 Except as otherwise provided in this Agreement, no Member of the Company or member of the Committee is liable to any other Member or the Company for any act or omission made in good faith and reasonably believed by the Member to be within the scope of authority conferred on the Member by this Agreement. This exculpation applies to any act or omission arising out of or related to the Member's status as a Member of the Company or member of the Committee, and the exercise and performance of the Member's rights and obligations under this Agreement or the Act. Notwithstanding the foregoing exculpation, and except as otherwise provided in Section 11.6, a Member of the Company or member of the Committee is liable for any act or omission resulting from the Member's fraud, gross negligence, willful misconduct or willful violation of any provision of this Agreement or the Act.
         11.6 Notwithstanding any other provision of this Agreement, no Member of the Company or member of the Committee is liable to any other Member or the Company for any act or omission made in reliance on information, opinions, or reports provided to the Company as long as:
                  (a)  the Member acts in good faith;
                  (b) the Member reasonably believes that his or its reliance is within the scope of authority conferred on the Member by this Agreement;
                  (c)  the Person who provides the information, opinions, or reports to the Company is an expert or professional;
                  (d) the  Member  reasonably  believes  that  the  information, opinions, or reports are within the expert or professional competence of the Person that provides the information, opinions, or reports to the Company; and
                  (e) if the Member  selected or maintained the retention of the
Person who provides the information, opinions, or reports to the Company, the Member exercised reasonable care in making the selection or maintaining the retention.
         11.7 The Company shall indemnify and hold each Member harmless for and from all assessments, costs, damages, expenses, fines, judgments, liabilities, losses, penalties, and reasonable attorney's and paralegal's fees and disbursements that the Member incurs as a result of the Member's status as a Member of the Company or member of the Committee, or in the course of the exercise and performance of the Member's rights and obligations as a Member of the Company or member of the Committee under this Agreement and the Act; provided, however, that the Company shall not indemnify any Member for any amount resulting from the Member's fraud, gross negligence, willful misconduct, or willful violation of any provision of this Agreement or the Act. Any amount paid by the Company to indemnify a Member must be taken into account according to the Company's normal accounting method in computing Profits and Losses and, notwithstanding this Section 11.7, the Member receiving the indemnification payment must bear the portion of the cost thereof to the extent that his or her share of Profits or Losses and distributions is affected. The Company shall pay expenses incurred by a Member in defending any criminal, civil, administrative or investigative action, suit or proceeding in advance of the final disposition of the action, suit, or proceeding only upon receipt of a written undertaking by the Member to repay the expenses advanced if it is ultimately determined that the Member is not entitled to be indemnified by the Company under this Section 11.7.
                                   SECTION 12
                               Tax Matters Partner
         12.1 NDB is designated to act as the "Tax Matters Partner" ("TMP") under the Code and in any similar capacity under state or local law. If NDB is no longer a Member, the Committee shall appoint the TMP. The powers of the TMP shall consist of all powers assigned to the TMP under the Code state or local law with respect to persons acting in the same capacity and shall include, the authority and discretion, subject to the approval of the Committee to:
                  (a)  enter  into a  settlement  agreement  with  the  Internal
Revenue Service (the "Service") or other tax authority, with respect to determination of Company tax items that bind each Member who is not entitled to receive notice of the proceedings from the Service, who is not a member of a notice group as defined in Code Section 6223(b)(2), and who has not timely filed a statement with the Secretary of the Treasury (or his or her delegate) providing that the TMP does not have the authority to bind the Member, which settlement may be on the terms as the TMP reasonably determines to be in the best interests of the Members;
                  (b) decide whether to commence  judicial  action for review of
Company  items  included  in  a  notice  of  final  partnership   administrative
adjustment;
                  (c) determine whether to appeal from an adverse decision in an action commenced under Section 12.1(b) and to prosecute the appeal; and
                  (d) extend the statute of  limitations  for  assessment of tax deficiencies against Members with respect to adjustments to the Company's federal, state, or local tax returns.
                                   SECTION 13
                        Transfer of Interests in Company
         13.1 No transfer by any Member (the "Transferor") to any Person (the "Transferee") of his or its Membership Interest or any interest therein is permitted or effective to make the Transferee a Member or entitle the Transferee to any benefits or rights under this Agreement or the Act, including without limitation any voting rights of Members, unless the transfer satisfies the requirements of this Section 13.1 and all other applicable provisions of Section
13. For purposes of this Agreement, a "transfer" means, whether involuntarily by operation of law or otherwise, or voluntarily, to assign, devise, distribute, encumber, exchange, hypothecate, pledge, redeem, sell, or otherwise dispose of any Membership Interest or any interest therein. An involuntary transfer includes without limitation a transfer under any law of community property or equitable distribution, or under a final judgment of divorce or separation. A transfer pursuant to a final judgment of divorce or separation of a trial court or an intermediate appellate court is a transfer unless the transfer obligation is stayed pending appeal. A transfer must satisfy the following requirements:
                  (a) Each transfer is by instruments satisfactory to counsel to the Company. The instruments must contain the written agreement of the Transferee of his or its acceptance of all the provisions of this Agreement as it may have been amended, and must also provide for the payment by the Transferee of all reasonable expenses of the transfer, including without limitation the cost of preparing and filing any amendment to this Agreement and the Certificate of Formation; and
                  (b) The  Transferor  satisfied in full any  obligation to make
Capital Contributions that accrued prior to the transfer.
         13.2 (a) An Active Member or an Individual Non-Active Member may transfer during life at any time and from time to time his or her entire Membership Interest or any interest therein only with the unanimous written consent of all members of the Committee, which consent may be granted or withheld by the Committee in its exclusive discretion. Except as otherwise provided in this Agreement, an Active Member or Individual Non-Active Member shall not transfer his or her Membership Interest during the one year period beginning on the date of admission as a Member. ,
                  (b)  NDB  may  transfer  its  entire  Membership  Interest  in accordance with the provisions of Section 14 or in an Exempt Transaction as defined in Section 14.1(b).
                  (c)  NDB  may  pledge  or  subject  to a lien  its  Membership
Interest. If the pledgee or lienholder seeks to foreclose or realize upon NDB's Membership Interest, the transfer of the Membership Interest shall be subject to the provisions of Section 13.3.
                  (d) NDB has the exclusive  right to purchase the entire or any interest therein of the Membership Interest of a Special Member at any time and from time to time, at any price and on such other terms and conditions as determined by NDB in its exclusive discretion.
         13.3 (a) Other than as provided in Section 15A ("Green's Membership Interest"), the purchase and redemption provisions of this Section 13.3 apply to any one of the following events with respect to a Member:
                 (i)   the transfer or attempted transfer by a Member of any
                       Membership Interest or any interest in a Membership
                       Interest that is not permitted under Section 13.2 or is
                       in violation of Section 13.1;
                 (ii)  the  death or dissolution  of a  Member;
                (iii)  the disability (as defined in Section 13.5) of a Member;
                 (iv)  the legal incompetency (as  defined in Section 13.6) of a
                       Member;
                  (v)  the Member  seeks or consents to the appointment of a liquidation, receiver, or trustee of all or substantially
                       all of the Member's assets;
                 (vi)  the ninety-first (91st) day following the appointment of a liquidator, receiver, or of trustee of all or
                       substantially  all of the Member's  assets  without the
                       Member's  consent,  and the  appointment  is not vacated
                       or stayed within ninety (90) days after the appointment;
                (vii)  the appointment referred to in clause (vi) is not vacated within ninety (90) days after the expiration of any stay;
               (viii)  assignment  for the benefit of creditors by a Member;
                 (ix)  the commencement of a voluntary bankruptcy   proceeding
                       by a Member;
                  (x)  the ninety-first (91st) day following the commencement of an involuntary bankruptcy proceeding against a Member
                       that is not  dismissed within  ninety (90) days of
                       commencement;
                 (xi)  the material  breach by a Member of any provision of this
                       Agreement if not cured within  thirty (30) days after
                       written  notice of such material  breach from the
                       Company, a Member, or the Committee (such thirty (30) day
                       period applies only to breaches capable of being cured in
                       the reasonable judgment of the Committee);
                (xii)  the termination of the Member's full-time employment with the Company. A full-time employee is any employee who is
                       regularly  scheduled to work  thirty  five (35)  hours a
                       week;
                (xiii) the withdrawal  of a Member from the Company one (1) year or more after admission as a Member;
                 (xiv) the issuance of a final award, judgment, or order by an administrative agency, arbitrator, exchange, governmental
                       body, governmentally-owned corporation, mediator,
                       self-regulatory  organization, or trial  court  that the
                       Member  is prohibited  from performing any material duty
                       as a member of the Committee or as a Member of the
                       Company for any period of time, regardless of whether the
                       Member appeals the award, judgment, or order; or
                  (xv) the request of an Individual Non-Active Member that his
                       Membership Interest be redeemed one (1) year or more
                       after admission as a Member. The Committee, by a majority
                       vote on a per capita basis,  and a majority of the
                       Membership  Interests of the Active Members,  shall
                       determine  whether an event described in this Section
                       13.3(a) has  occurred  with respect to a Member.  The
                       Committee and the Active Members shall make their
                       determination after they give the Member written notice
                       and an opportunity to be heard. If the Member for whom
                       an  event  set  forth in this  Section  13.3(a)  is at
                       issue is a member  of the Committee, that Member  shall
                       not  vote  or  otherwise  participate  in  the
                       Committee's  actions and decisions under this Section
                       13.3(a).  Notwithstanding the  foregoing,  no Committee
                       or Active Member vote is necessary with respect to
                       Section 13.3(a)(xv).
                  (b) Within thirty (30) days after the Committee and the Active
Members determine that an event described in Section 13.3(a) has occurred with respect to a Member (the "Selling Member") or after the Company receives a written notice of a redemption request from an Individual Non-Active Member under Section 13.3(a)(xv) (the "Selling Member"), NDB may so elect to purchase the entire or any portion of the Membership Interest of the Selling Member such that, when this Membership Interest is added to the sum of NDB's and the Special Member's Membership Interests, these Membership Interests do not exceed a fifty-three and eight hundred seventy-five thousandths (53.875%) percent Membership Interest in the Company and thereafter NDB's right to acquire Membership Interests shall be as provided elsewhere in this Agreement.
                  (c) Within thirty (30) days after the expiration of the thirty
(30) day period set forth in Section 13.3(b), Dilascio may select one or more Active Members, any one or more persons or entities seeking to become Active Members ("New Active Members"), or any combination of Active Members and New Active Members (collectively, the "Membership Interest Purchasers") to purchase the entire or any portion of the Selling Member's Membership Interest that NDB did not elect to purchase under Section 13.3(b), in such proportions as determined by Dilascio in his exclusive discretion. Dilascio may be a Membership Interest Purchaser, subject to the approval of a majority of the Membership Interests of the Active Members. Upon the resignation or removal of Dilascio as a member of the Committee, or upon his withdrawal from the Company, within thirty (30) days after the expiration of the thirty (30) day period set forth in
Section 13.3(b), (i) the President shall recommend to the Committee the persons who are to be the Membership Interest Purchasers and the portion of the Selling Member's Membership Interest that each Membership Interest Purchaser may purchase, and (ii) a unanimous vote of the Committee and a majority of the Membership Interests of the Active Members must approve this recommendation for it to be effective. The Membership Interest Purchasers may elect to purchase the entire or any portion of the Selling Member's Membership Interest that NDB did not elect to purchase under Section 13.3(b) within the thirty (30) day period following the selection of the last Membership Interest Purchaser.
                  (d) If the  Membership  Interest  Purchasers  do not  elect to purchase the entire remaining Membership Interest of the Selling Member, then NDB may elect to purchase the entire or any portion of the remaining Membership Interest held by the Selling Member that was not purchased under Sections 13.3(b) and 13.3(c). NDB's election period under this Section 13.3(d) begins at the end of the last applicable thirty (30) day period under Section 13.3(c) and expires thirty (30) days thereafter.
                  (e)  If  the  Membership  Interest  Purchasers  under  Section
13.3(c) and NDB under Sections 13.3(b) and (d) do not elect to purchase the Selling Member's entire Membership Interest, the Company shall redeem the entire remaining Membership Interest of the Selling Member. The books of the Company shall be adjusted as of the date of the redemption to reflect a pro rata adjustment in the Membership Interests of the Members.
                  (f) Other than as provided in Section 15A with  respect to the
Green Interest, the purchase and redemption price of the Selling Member's entire Membership Interest is equal to the sum of (i) the product of the Selling Member's Membership Interest (expressed as a percentage) multiplied by the Company Value Amount (as hereinafter defined) (the "Membership Interest Value"), plus (ii) the Selling Member's Capital Account as of the date of the closing; provided, however, that the Committee shall determine whether the purchaser of the Membership Interest of the Selling Member shall in addition make a Capital Contribution to the Company. The purchase and redemption price shall be allocated among NDB, the Membership Interest Purchasers, and the Company as the case may be, based upon the percentage of the Selling Member's Membership Interest that each party purchases or redeems. For purposes of this Section 13.3(f), with respect to purchases and redemptions resulting from the occurrence of an event described in Section 13.3(a), the Company Value Amount is equal to the fair market value of the Company as of the end of the month preceding the Committee's determination of the Company Value Amount, taking into consideration all criteria customarily involved in determining the fair market value of a NYSE specialist business (including its entire portfolio of securities in which the Company is engaged as a specialist and the right to act as a specialist with respect thereto) less (i) the amount of all Capital Accounts, (ii) good will reflected on the balance sheet of the Company related to acquisitions by the Company of specialist businesses, (iii) intangible asset value reflected on the balance sheet of the Company assigned to covenants not to compete related to acquisitions by the Company of specialist businesses, and (iv) the value of NYSE Seats owned by the Company, in each case determined as of the end of the month preceding the Committee's determination of the Company Value Amount. For purposes of determining the Company Value Amount, the value of securities owned by the Company as part of its specialist business must be marked to market. The Company Value Amount with respect to the Membership Interests of Dilascio, Dreyer, Nicolosi and Kopp owned on the date of this Agreement shall be adjusted up or down, as the case may be, by the Net B Seat Value (as defined in this Section) multiplied by the number of B Seats held by the Company at the closing, and multiplied by 16% in the case of Dilascio, 13.6% in the case of Dreyer, 6.4% in the case of Nicolosi, and 4% in the case of Kopp. The Net B Seat Value shall be the difference between the fair market value of a B Seat at closing and $1,125,000. Notwithstanding the foregoing, the Company Value Amount for Fields, Prosser, Rodriguez or Bowen shall be the Company Value Amount as determined under this Section 13.3(f) plus $9,333,333 minus $71,794,869. The Committee shall provide written notice of its determination of Company Value Amount to the Selling Member and all other Members by the earlier of (i) thirty (30) days after the last election to purchase is made under Section 13.3 that causes the entire Membership Interest of the Selling Member to be purchased by NDB, the Membership Interest Purchasers, or any combination thereof, or (ii) thirty (30) days after the expiration of the election period under Section 13.3(d). Within thirty (30) days after receipt of the Committee's determination of the Company Value Amount, the Selling Member must elect to accept the Company Value Amount, or submit the determination of Company Value Amount to arbitration under Section 19.
         (g) The closing of the purchase and redemption must take place at the principal office of the Company within sixty (60) days after Committee provides written notice of its determination of the Company Value Amount or within sixty
(60) days after the date of the determination of the Company Value Amount by arbitration if an arbitration proceeding is promptly commenced (or as soon thereafter, in either instance, as approved by the NYSE, provided a diligent effort by the Committee and Membership Interest Purchasers to obtain NYSE approval was made within the sixty (60) day period). At closing, provided that the Selling Member's Capital Account is positive on the date of closing, the Membership Interest Purchasers, NDB, and the Company, as the case may be, shall pay the Selling Member an amount in cash or other immediately available funds equal to the sum of (i) twenty (20%) percent of the Membership Interest Value plus (ii) the Selling Member's Capital Account as of the date of the closing. The Membership Interest Purchasers, NDB, and the Company, as the case may be, shall also deliver nonnegotiable promissory notes at closing for the remaining balance of the Membership Interest Value without any stated interest thereon (the "Notes"). The Notes are to be paid in four equal annual installments over four (4) consecutive years with the first payment due on the first anniversary of the closing. Notwithstanding the foregoing, if the Membership Interest Value for Fields, Prosser, Rodriguez or Bowen is a negative number, then Fields, Prosser, Rodriguez or Bowen, as the case may be, shall only be paid his Capital Account on the date of closing reduced by that negative number. At closing, if the Selling Member has an Adjusted Capital Account Deficit as of the date of closing, the Membership Interest Purchasers, NDB, and the Company, as the case may be, shall pay the Selling Member an amount in cash or immediately available funds equal to twenty (20%) percent of the excess, if any, of the Membership Interest Value after reduction by the amount of the Adjusted Capital Account Deficit ("Excess Amount"). The Membership Interest Purchasers, NDB, and the Company, as the case may be, shall also deliver nonnegotiable promissory notes at closing for the remaining balance of the Excess Amount without any stated interest thereon (the "Excess Amount Notes"). The Excess Amount Notes are to be paid in four equal annual installments over four (4) consecutive years with the first payment due on the first anniversary of the closing. The total payments due to the Selling Member at closing and on the Notes or the Excess Amount Notes shall be paid by the Membership Interest Purchasers, NDB, and the Company based upon the portion of the Selling Member's Membership Interest purchased by each party. All amounts paid to the Selling Member under this Section 13.3(g) are subject to any required approval of the NYSE, any other applicable self-regulatory organization, and any applicable administrative agency, and must be made in compliance with the Uniform Net Capital Rule and the Constitution and Rules of the NYSE. The parties acknowledge that all installments due under the Notes or Excess Amount Notes may be subject to the imputed interest rules under the Code. The Membership Interest Purchasers, NDB, or the Company may prepay without penalty or premium any portion of or the entire amount of the Notes or Excess Amount Notes at any time and from time to time in multiples of at least Five Thousand ($5,000) Dollars. All prepayments are credited against installments due in the inverse order of maturity (i.e., applied first against last payment due). The Notes or Excess Amount Notes must provide that on a default in any payment that is not cured within fourteen (14) days the Notes or Excess Amount Notes become immediately due and payable in full at the election of the holder of the Notes or
Excess Amount Notes. The Notes or Excess Amount Notes must also provide that its maker shall pay the reasonable expenses of collection on any default, including without limitation reasonable attorney's and paralegal's fees and disbursements.
                  (h) If NDB's  Membership  Interest  is  purchased  or redeemed under this Section 13.3, NDB must be paid in cash or other immediately available funds an amount equal to the excess, if any, of the fair market value of an A Seat over $1,200,000 ("Net A Seat Value") multiplied by the number of A Seats then held by the Company. The payment under this Section 13.3(h) shall be made at closing and is in addition to, and not in lieu of, payments of the redemption or purchase price to NDB. If the fair market value of an A Seat held by the Company at the time of closing is less than $1,200,000 then the Company Value Amount with respect to the Membership Interest of NDB shall be reduced by this shortfall multiplied by the number of A Seats then held by the Company. In addition to the foregoing payments, NDB must be paid the product of the Net B Seat Value multiplied by the number of B Seats held by the Company at closing, multiplied by sixty (60%) percent. Such payment shall be paid in cash at closing.
                  (i) If a Selling  Member or its  appointees is a member of the
Committee, the Selling Member and its appointees shall not vote or otherwise participate in the Committee's actions and decisions under Section 13.3(f).
                  (j) At the closing of the purchase or redemption,  the Selling
Member shall transfer his or her entire Membership Interest to the Membership Interest Purchasers, NDB, or the Company free and clear of all claims and encumbrances. The Selling Member shall also deliver a written document containing a surviving representation and warranty regarding the absence of claims and encumbrances, and a provision indemnifying and holding harmless the Company and all other Members for and from all assessments, costs, damages, expenses, fines, judgments, liabilities, losses, penalties, and reasonable attorney's and paralegal's fees and disbursements incurred by reason of any breach of this representation and warranty. The Selling Member shall also deliver to the Membership Interest Purchasers, NDB, or the Company all other documents that, in the opinion of counsel to the Company, are reasonably necessary to transfer the entire Membership Interest to the Membership Interest Purchasers, NDB, or the Company free and clear of all claims and encumbrances. In the case of a redemption, each Member's Membership Interest will be increased pro rata.
                  (k) All  elections  under  this  Section  13.3 must be made by written notice to the Company, the Committee, and all the Members.
                  (l) The fair market value of an NYSE Seat shall be  determined by the Committee and if the Committee does not fix a fair market value it shall be the mean between the bid and asked price for an NYSE Seat as reported in the NYSE Membership Bulletin immediately prior to the date the fair market value is to be determined with respect to such NYSE Seat.
         13.4 (a) Any purported transfer of a Membership Interest or any interest therein that is not permitted by this Agreement or the Act is null and void and of no force and effect; provided, however, that if the Company is required by law to recognize a transfer that is not permitted by this Agreement or the Act, the Transferee of the interest transferred is limited to the
Transferor's rights to allocations and distributions with respect to the transferred interest, which allocations and distributions are to be applied to satisfy all debts, liabilities, and obligations that the Transferor or Transferee may have to the Company. The Transferee does not have any rights under this Agreement or the Act to vote, provide or withhold consents, make any elections, or exercise any rights and powers of Members. In addition, any transfer or attempted transfer described in this Section 13.4 is subject to the redemption provisions of Section 13.3.
                  (b) In the  case of a  transfer  or  attempted  transfer  of a
Membership Interest or any interest therein that is not permitted by this Agreement or the Act, the Persons engaging or attempting to engage in the transfer shall indemnify and hold harmless the Company and all Members for and from all assessments, costs, damages, expenses, fines, judgments, liabilities, losses, penalties, and reasonable attorney's and paralegal's fees and disbursements that any of the indemnified Persons incur as a result of the transfer or attempted transfer and the efforts to enforce the indemnity granted under this Section 13.4.
         13.5 For purposes of this Agreement, a Member who is a natural person incurs a "disability" if he or she (a) receives disability income benefits for six (6) consecutive months from any disability income insurance policy or disability income plan maintained by the Company, NDB, any entity controlled by NDB, or any entity that controls NDB (the last day of the sixth (6th) month is the date of disability); (b) has been found to be disabled under a Disability Determination; or (c) does not perform substantially all of his or her regular duties as a Member of the Company or a member of the Committee for one hundred eighty (180) days within a twelve (12) month period because of a medically determinable disease, injury, or other mental or physical condition as determined by the written opinion of the physician selected by the Committee (the three hundred sixty-fifth (365th) day is the date of disability). A Disability Determination under clause (b) means a finding that the Member, because of a medically determinable disease, injury, or other mental or physical condition, is unable to perform substantially all of his or her regular duties as a Member of the Company or a member of the Committee and that the disability is reasonably expected to last at least six (6) consecutive months. The Disability Determination must be made by the written opinion of the physician selected by the Committee, and the date of issuance of the written opinion is the date of disability. For purposes of the determinations under clauses (b) and
(c), the Member shall cooperate fully with all medical personnel and submit to all medical examinations and tests reasonably required by them. If a Member whose disability is at issue is also a member of the Committee, this Member shall not vote or otherwise participate in the Committee's actions and decisions under this Section 13.5.
         13.6 For purposes of this Agreement, "legal incompetency" means that a Member is unable to exercise and perform his rights and obligations as a Member effectively because of (a) advanced age, chronic intoxication, chronic use of drugs, mental deficiency, mental illness, or physical illness or disability, as determined by the written certification of the physician selected by the Committee; or (ii) confinement, detention by a foreign power, or disappearance for the period of 180 consecutive days. Each Member shall cooperate fully with all medical personnel and submit to all medical examinations and tests reasonably required by all medical personnel. If a Member whose legal competency is at issue is also a member of the Committee, this Member shall not vote or otherwise participate in the Committee's actions and decisions under this
Section 13.6.
         13.7 On a transfer described in Section 13 or any other provision of the Agreement, the right to use the Company's name or any portion thereof shall remain an asset of the Company.
                                   SECTION 14
                             Right of First Refusal
        14.1 (a) If NDB receives a bona fide written offer to purchase or transfer its entire Membership Interest from a third party unrelated to NDB, NDB must provide to the Committee and all other Members a copy of the bona fide written offer and a written notice specifying the name and address of the prospective transferee, the interest to be transferred, the proposed purchase price, and all other terms of the proposed transfer.
                (b) This Section 14, other than Section 14.8, shall not apply to an Exempt Transaction. "Exempt Transaction" shall mean (i) the merger, consolidation, reorganization, sale of securities, or sale of substantially all of the assets of NDB Group, Inc. or SHD Corp., (ii) the transfer of the Membership Interests held by NDB Group, Inc. or SHD Corp. to an Affiliated Entity, (iii) the merger, consolidation, reorganization, sale of securities, or sale of substantially all of the assets of an NDB Successor; or (iv) the transfer of the Membership Interest held by an NDB Successor to an Affiliated Entity. "Affiliated Entity" means any entity that has a relationship to NDB Group, Inc., SHD Corp., or any NDB Successor described in any provision of Code Sections 267(b) and 707(b), as the same are in effect on September 1, 1998. In making this determination, the attribution rules of Code Sections 267(c) and 707(b)(3) apply, as the same are in effect on September 1, 1998, and if a person or entity holds an option to acquire any interest in another person or entity, that interest is treated as owned by the option holder. "NDB Successor" means any successor to NDB Group, Inc. or SHD Corp. as a result of an Exempt
Transaction described in clauses (i) or (ii) of the definition of Exempt Transaction or any successor to an NDB Successor as a result of a transaction described in such clauses (iii) or (iv).
        14.2 If the prospective transferee is not a natural person acting on his own behalf, the written notice must contain the names, addresses, and telephone and facsimile numbers of (a) all the prospective transferee's principals, if any, and (b) all persons and entities that actually own, and all persons and entities that constructively own, a five (5%) percent or greater in value or vote beneficial, capital, equity, or profits interest in the prospective transferee and the prospective transferee's principals. Constructive ownership is determined under the attribution rules of Code Sections 267(c) and 318 by substituting five (5%) percent every time that a percentage appears in these Code Sections. A person or entity has constructive ownership if this ownership results under any provision of these Code Sections.
        14.3 The term "bona fide written offer" means an arm's length, written offer from a prospective transferee who is a third party unrelated to NDB. A bona fide written offer must contain the agreement of the unrelated third party to be bound by all the provisions of this Agreement. A third party is unrelated to NDB if the third party does not have a relationship described in any provision of Code Sections 267(b) and 707(b). In determining related party status, the attribution rules of Code Sections 267(c) and 707(b)(3) apply, and if a person or entity holds an option to acquire any interest in another person or entity, that interest is treated as owned by the option holder.
        14.4 Within thirty (30) days after NDB presents the bona fide written offer and written notice to the Committee and the Members, NDB must offer to sell its entire Membership Interest at the price and on the terms contained in the bona fide written offer to the Active Members and New Active Members selected by Dilascio ("NDB Interest Purchasers"). Dilascio may be an NDB Interest Purchaser, subject to the approval of a majority of the Membership Interests of the Active Members. Upon the resignation or removal of Dilascio as a member of the Committee, or upon his withdrawal from the Company, within thirty (30) days after NDB presents the bona fide written offer and written notice to the Committee and the Members, the President shall recommend the persons who are to be the NDB Interest Purchasers, and a unanimous vote of the Committee and a majority of the Membership Interests of the Active Members must approve this recommendation.
        14.5 For thirty (30) days after their selection, the NDB Interest Purchasers may elect to purchase the entire Membership Interest of NDB on the same terms provided in the offer as modified by the provisions of this Agreement.
        14.6 The closing of any purchase by the NDB Interest Purchasers must take place at the Company's principal place of business within the sixty (60) days following the expiration of the election period (or as soon thereafter as approved by the NYSE, provided a diligent effort by the NDB Interest Purchasers and the Committee to obtain NYSE approval was made within the sixty (60) day period). The expiration of the election period occurs at the end of the thirty
(30) day election period under Section 14.5, or on the date written notice is given to NDB of the election of NDB Interest Purchasers to purchase the entire Membership Interest of NDB, whichever is earlier. If the closing date is a Saturday, Sunday, or national holiday, the closing must take place on the next succeeding business day. If the terms of the bona fide offer contain installment payments, the amount of each installment, when paid, is credited first to the payment of interest and the balance to principal. In addition, the NDB Interest Purchasers may prepay without penalty or premium any portion of or the entire price at any time and from time to time. All prepayments are credited against installments due in the inverse order of maturity (i.e., applied first against the last payment due). Furthermore, the NDB Interest Purchasers must satisfy the price with cash regardless of the type of consideration provided for in the bona fide written offer. If the purchase price contained in the bona fide written offer contemplates installment payments over a number of years, the NDB Interest Purchasers can make installment payments so long as the obligation is secured by a letter of credit or other credit enhancement satisfactory to NDB. All actions and decisions of the Company under this Section 14.6 are to be made by the Committee without the participation and vote of any member of the Committee appointed by NDB.
        14.7 If an election to purchase under Section 14.5 is not made, then NDB may sell or otherwise transfer its entire Membership Interest, subject to NYSE approval, but only pursuant to the bona fide written offer presented to the Company, and only if the transaction closes within sixty (60) days following the end of the thirty (30) day election period under Section 14.5 (or as soon thereafter as approved by the NYSE, provided a diligent effort by NDB was made within the sixty (60) day period). In addition, NDB and the prospective transferee must satisfy the requirements of Section 13.1(a) and (b). If NDB does not sell or otherwise transfer its entire Membership Interest pursuant to the bona fide written offer within the foregoing period, then a new offer must be made to the Company and its Members, and the provisions of this Section 14 again apply before NDB may sell or otherwise transfer its entire Membership Interest.
         14.8 In the event of a transfer of its entire Membership Interest by NDB, an NDB Successor, or any Affiliated Entity (an "NDB Transfer") pursuant to Sections 13 and 14 or by an Exempt Transaction, the acquiror of a Membership Interest as a result of an NDB Transfer (an "NDB Transferee") must agree to be bound by the provisions of this Agreement, as it may be amended, shall have the same rights and obligations as NDB for all purposes, and all references to NDB in the Agreement, as it may be amended, shall be deemed to be a reference to the NDB Transferee.
                                   SECTION 15
                            Buy-Out of Active Member
         15.1 The determination to Buy-Out an Active Member's entire Membership Interest or any interest therein is to be made in accordance with the following provisions of Section 15 ("Buy-Out Determination"). Dilascio may, in his exclusive discretion at any time and from time to time, make a written recommendation to the Committee that an Active Member's entire Membership Interest, including his own, or any interest therein ("Selling Member") be subject to a Buy-Out. In his recommendation Dilascio must set forth the percentage of the Selling Member's Membership Interest subject to the Buy-Out. Upon the resignation or removal of Dilascio as a member of the Committee, or upon his withdrawal from the Company, the President shall make the written recommendation to the Committee. The Buy-Out must then be approved by a unanimous vote of the Committee and a vote of the majority of the Membership Interests of the Active Members, other than the Selling Member. Within fourteen
(14) days after receipt of the recommendation of Dilascio or the President, the Committee must give the Active Members written notice of its approval or disapproval (the "Committee Determination"). Within fourteen (14) days of notice of the Committee Determination, the majority of the Membership Interests of the Active Members, other than the Selling Member, must approve or disapprove the Committee Determination. The fiscal year in which a majority of the Membership Interests of the Active Members approve the Buy-Out is the fiscal year in which the Buy-Out Determination occurs.
         15.2 If a Buy-Out is approved by the unanimous vote of the Committee and a majority of the Membership Interests of the Active Members under Section 15.1, the following provisions apply:
         (a) Within the fourteen (14) day period beginning on the day following the last day of the Company's fiscal year in which the Buy-Out Determination occurs, NDB may elect to purchase the entire or any portion of the Membership Interest subject to Buy-Out so that, when this Membership Interest is added to the sum of NDB's and the Special Member's Membership Interests, the Membership Interests of these Members do not exceed a fifty-three and eight hundred seventy-five thousandths (53.875%) percent Membership Interest and thereafter NDB's right to acquire Membership Interests shall be as provided elsewhere in this Agreement.
         (b) Within fourteen (14) days after the expiration of the fourteen (14) day period set forth in Section 15.2(a), Dilascio shall select any one or more Active Members, any one or more persons or entities seeking to become Active Members in the Company ("New Active Members"), or any combination of Active Members and New Active Members (the "Membership Interest Purchasers") to elect to purchase the entire or any portion of the Membership Interest subject to the Buy-Out that NDB did not elect to purchase under Section 15.2(a). Dilascio may be a Membership Interest Purchaser, subject to the approval of a majority of the Membership Interests of the Active Members. Upon the resignation or removal of Dilascio as a member of the Committee, or upon his withdrawal from the Company, within fourteen (14) days after the expiration of the fourteen (14) day time period set forth in Section 15.2(a), the President shall recommend the persons who are to be the Membership Interest Purchasers, and a unanimous vote of the Committee and a majority of the Membership Interests of the Active Members must approve this recommendation. The Membership Interest Purchasers may, within the fourteen (14) day period following the selection of the last Membership Interest Purchaser, elect to purchase the entire or any portion of the Membership Interest subject to Buy-Out that NDB did not elect to purchase under Section
15.2(a).  If the  Membership  Interest  Purchasers  make the election under this
Section 15.2(b), each Membership Interest Purchaser may purchase all or the percentage of the Selling Member's Membership Interest as determined by Dilascio in his exclusive discretion. Upon the resignation or removal of Dilascio as a member of the Committee, or upon his withdrawal from the Company, the President shall recommend the percentage of the Selling Member's Membership Interest that each Membership Interest Purchaser may purchase, and a unanimous vote of the Committee and a majority of the Membership Interests of the Active Members must approve this recommendation. The recommendation and approval must occur within the same fourteen (14) day period in which the majority must select the Membership Interest Purchasers.
         (c) If the Membership Interest Purchasers do not elect to purchase the entire remaining Membership Interest of the Selling Member, then NDB may elect to purchase the entire Membership Interest that was not purchased under Sections 15.2(a) and (b). NDB's election period under this Section 15.3(c) begins at the end of the last applicable fourteen (14) day period under Section 15.2(b), and expires (14) days thereafter.
         (d) In the event that the Selling Member's entire Membership Interest in the Company is subject to Buy-Out under this Section 15, if the Membership Interest Purchasers under Section 15.2(b) and NDB under Sections 15.2(a) and (c) do not elect to purchase the entire Membership Interest subject to the Buy-Out, the Company shall redeem the entire remaining Membership Interest subject to the Buy-Out. In the event that only a portion of the Selling Member's entire Membership Interest in the Company is subject to Buy-Out under this Section 15, the Company may, upon the unanimous consent of the Committee, elect not to redeem the remaining Membership Interest where an event under Section 13.3(a) has not occurred with respect to the Selling Member. The books of the Company shall be adjusted as of the date of the redemption to reflect a pro-rata adjustment of the Membership Interests of the Members.
         (e) The purchase price and redemption price of the entire Membership interest subject to Buy-Out shall be determined pursuant to the valuation procedures set forth in Section 13.3(f). The purchase and redemption price shall be allocated among NDB, the Membership Interest Purchasers, and the Company, as the case may be, pro-rata based upon the percentage of the Selling Member's Membership Interest subject to Buy-Out that each party purchases or redeems. In the case of a redemption, each Member's Membership Interest will be increased pro-rata.
         (f) The closing of the purchase and redemption must take place at the principal office of the Company within sixty (60) days after Committee provides written notice of its determination of the Company Value Amount or within sixty
(60) days after the determination of the Company Value Amount by arbitration if an arbitration proceeding is promptly commenced (or as soon thereafter, in each instance, as approved by the NYSE, provided a diligent effort by the Committee, NDB and the Membership Interest Purchasers to obtain NYSE approval was made within the sixty (60) day period). At closing, provided that the Selling Member's Capital Account is positive on the day of closing, the Membership Interest Purchasers, NDB, and the Company, as the case may be, shall pay the Selling Member an amount, in cash or other immediately available funds, equal to the sum of (i) twenty (20%) percent of the Membership Interest Value plus (ii) the Selling Member's Capital Account allocable to the Membership Interest subject to Buy-Out as of the day of closing. The Membership Interest Purchasers, NDB and the Company, as the case may be, shall also deliver nonnegotiable promissory notes at closing for the remaining balance of the Membership Interest Value without any stated interest thereon (the "Notes"). The Notes are to be paid in four equal annual installments over four (4) consecutive years, with the first payment due on the first anniversary of the closing. At closing, if the Selling Member has an Adjusted Capital Account Deficit as of the day of closing, the Membership Interest Purchasers, NDB, and the Company, as the case may be, shall pay the Selling Member an amount in cash or immediately available funds equal to twenty (20%) percent of the excess, if any, of the Membership Interest Value over the Adjusted Capital Account Deficit ("Excess Amount"). The Membership Interest Purchasers, NDB, and the Company, as the case may be, shall also deliver nonnegotiable promissory notes at closing for the remaining balance of the Excess Amount, without any stated interest thereon (the "Excess Amount
Notes"). The Excess Amount Notes are to be paid in four equal annual installments over four (4) consecutive years with the first payment due on the first anniversary of the closing. The total payments due to the Selling Member at closing and on the Notes or the Excess Amount Notes shall be paid by the Membership Interest Purchasers, NDB, and the Company based upon the portion of the Selling Member's Membership Interest subject to Buy-Out purchased by each party. All amounts paid to the Selling Member under this Section 15.2(f) are subject to any required approval of the NYSE, any applicable self-regulatory organization, and any applicable administrative agency, and must be made in compliance with the Uniform Net Capital Rule, the Constitution and Rules of the NYSE, and the Act. The parties acknowledge that these installments may be subject to the imputed interest rules under the Code. The Membership Interest Purchasers, NDB, or the Company may prepay without penalty or premium any portion of or the entire amount of the Note at any time and from time to time in multiples of at least Five Thousand ($5,000) Dollars. All prepayments are credited against installments due in the inverse order of maturity. The Notes or Excess Amount Notes must provide that on a default in any payment that is not cured within fourteen (14) days the Notes or Excess Amount Notes become immediately due and payable in full at the election of the holder. The Notes or Excess Amount Notes must also provide that its maker shall pay the reasonable expenses of collection on any default, including without limitation reasonable attorney's and paralegal's fees and disbursements.
         (g) At the closing of the purchase or  redemption,  the Selling  Member shall transfer his or her Membership Interest subject to Buy-Out to the Membership Interest Purchasers, NDB, or the Company free and clear of all claims and encumbrances. The Selling Member shall also deliver a written document containing a surviving representation and warranty regarding the absence of claims and encumbrances, and a provision indemnifying and holding harmless the Company and all other Members for and from all assessments, costs, damages, expenses, fines, judgments, liabilities, losses, penalties, and reasonable attorney's and paralegal's fees and disbursements incurred by reason of any breach of this representation and warranty. The Selling Member shall also deliver to the Membership Interest Purchasers, NDB, or the Company all other documents that, in the opinion of counsel to the Company, are reasonably necessary to transfer the Membership Interest subject to Buy-Out to the Membership Interest Purchasers, NDB, or the Company free and clear of all claims and encumbrances.
         (h) All elections under this Section 15 must be made by written notice to the Company, the Committee, and all Members. If a Selling Member or its appointees is a member of the Committee, the Selling Member is subject to any event in Section 13.3(a), and the entire Membership Interest of the Selling Member is subject to the Buy-Out, neither the Selling Member nor its appointees shall vote or otherwise participate in the Committee's actions and decisions under this Section 15.
         (i) For purposes of Section 15, beginning on the date of the first anniversary of this Agreement, an Individual Non-Active Member shall be deemed to be an Active Member subject to the provisions of Section 15.
                                   SECTION 15A
                           Green's Membership Interest
         15A.1 Notwithstanding any other provision in this Agreement, upon the occurrence of (i) any one of the events specified in Section 13.3(a) with respect to Green, (ii) a Buy-Out Determination as specified in Section 15 with respect to Green, (iii) an Event of Default with respect to Green as defined in the promissory note between Green and NDB Group, Inc. dated August 31, 1998 or any replacement thereof (the "Green Note"), or (iv) an Event of Default with respect to Green as defined in the Assignment Agreement dated August 31, 1998, or any replacement thereof between Green and NDB Group, Inc. (the "Green Assignment") that portion of Green's Membership Interest equal to a two (2%) percent Membership Interest in the Company (the "Green Interest") shall be subject to the provisions of this Section 15A.
         15A.2 Within thirty (30) days after the occurrence of an event set forth in Section 15A.1 with respect to Green, NDB may elect to purchase the entire or any portion of the Membership Interest of the Selling Member such that, when this Membership Interest is added to the sum of NDB's and the Special Member's Membership Interests, these Membership Interests do not exceed a fifty-three and eight hundred seventy-five thousandths (53.875%) percent Membership Interest in the Company and thereafter NDB's right to acquire Membership Interests shall be as provided elsewhere in this Agreement.
         15A.3 Within thirty (30) days after the expiration of the thirty (30) day period set forth in Section 15A.2, the Active Members may elect to purchase the Green Interest.
         15A.4 If the Active Members do not elect to purchase the entire or any portion of the Green Interest within the thirty (30) day period set forth in
Section 15A.3, then NDB may elect to purchase the entire or any portion of the remaining Green Interest that was not purchased under Sections 15A.2 and 15A.3. NDB's right to purchase the Green Interest expires at the end of the thirty (30) day period following the end of the thirty (30) day period set forth in Section 15A.3.
         15A.5 If the Active Members under Section 15A.3 and NDB under Sections 15A.2 and 15A.4 do not elect to purchase the entire Green Interest, the Company shall redeem the remaining Green Interest.
         15A.6 If an event described in Section 15A.1 occurs with respect to Green prior to May 2, 1999, the purchase price or redemption price of the Green Interest shall be $900,000. If NDB elects to purchase the Green Interest under
Section 15A.3 and an event described in Section 15A.1 occurs with respect to Green prior to May 2, 1999, the purchase price for the Green Interest shall be $900,000 less any outstanding principal and accrued interest under the Green Note. On or after May 2, 1999, the Green Interest shall be valued as provided in
Section 13.3(f) less, in the case of NDB, the outstanding principal and accrued interest under the Green Note.
         15A.7 The Membership Interest of Green, other than the Green Interest prior to May 2, 1999, shall be valued in accordance with 13.3(f).
         15A.8 If the purchase  price or redemption  price is  determined  under
Section 15A.6, the closing of the purchase or redemption must take place at the principal office of the Company within sixty (60) days from the earlier of (i) the day the Active Members and NDB elect to purchase the Green Interest, or (ii) the expiration of the time period set forth in Section 15A.4 (or as soon thereafter as approved by the NYSE, provided a diligent effort by the Committee, the Active Members, and NDB to obtain NYSE approval was made within the sixty
(60) day period).  If the purchase price or redemption price is determined under
Section 15A.7, the closing of the purchase or redemption must take place at the principal office of the Company within sixty (60) days after the Committee provides written notice of its determination of the Company Value Amount, or after the date of the determination of the Company Value Amount by arbitration (or as soon thereafter, in each instance, as approved by the NYSE, provided a diligent effort by the Committee and Active Members to obtain NYSE approval was made within the sixty (60) day period). At a closing, with respect to the Green Interest, Green shall receive a certified check or other immediately available funds in an amount of the purchase price or redemption price as determined under
Section 15A.6. If the closing relates to the Membership Interest of Green, other than the Green Interest, Green shall be paid in the same manner as other Members. Notwithstanding the preceding sentence, if Green has a Capital Account Deficit as of the date of closing, and the purchase price or redemption price of the Green Interest is determined under Section 15A.7, Green shall receive an amount of cash or other immediately available funds equal to the excess of the Green Interest Value after reduction by the amount of the Capital Account Deficit allocable to the Green Interest. If NDB does not elect to purchase the Green Interest under Sections 15A.2 and 15A.4, Green must satisfy all outstanding principal and accrued interest under the Green Note with the proceeds of the purchase price or redemption price at closing.
         15A.9 If NDB elects to purchase the Green Interest under Sections 15A.2 and 15A.4, the members of the Committee appointed by NDB shall not vote or otherwise participate in the Committee's actions and decisions under this
Section 15A. If the Active  Members elect to purchase the Green  Interest  under
Section 15A.3, and an Active Member or his or her appointees is a member of the Committee, the Active Member, or its appointees shall not vote or otherwise participate in the Committee's actions and decisions under this Section 15A. If Green is a member of the Committee, Green shall not vote or otherwise participate in the Committee's actions and decisions under this Section 15A.
         15A.10 At the closing or redemption, Green shall transfer the Green Interest to the Active Member, NDB, or the Company, as the case may be, free and clear of all claims and encumbrances. Green shall also deliver a written document containing a surviving representation and warranty regarding the absence of claims and encumbrances, and a provision indemnifying and holding harmless the Company and all other Members for and from all assessments, costs, damages, expenses, fines, judgments, liabilities, losses, penalties and reasonable attorney's and paralegal's fees and disbursements incurred by reason of any breach of this representation and warranty. Green shall also deliver to the Active Members, NDB, or the Company, as the case may be, all other documents that, in the opinion of counsel to the Company, are reasonably necessary to transfer the Green Interest to the Active Members, NDB or the Company free and clear of all claims and encumbrances.
         15A.11 All elections under this Section 15A must be made by written notice to the Company, the Committee, and all Members.
                                   SECTION 16
                             Continuation of Company
         Upon the occurrence of any event set forth in Sections 13.3(a), 15 or 15A.1, or the retirement or expulsion under the Act of a Member, the Company shall not dissolve and the business of the Company shall continue without interruption.
                                   SECTION 17
                     Dissolution and Liquidation of Company
         17.1 The Company liquidates and dissolves upon the earlier of: (a) the sale or other disposition of all or substantially all of the assets of the Company and receipt of full payment on any deferred portion of the sales or disposition price; (b) the written unanimous consent of the members of the Committee and the consent of a majority of the Membership Interests of the Active Members and the consent of a majority of the Membership Interests of the Non-Active Members to terminate the business operations of the Company and dissolve the Company; and (c) as otherwise provided in this Agreement. The proceeds of liquidation and any Company assets are to be applied and distributed as follows:
                  17.1.1 First,  to the payment of the debts,  liabilities,  and obligations of the Company (other than any loans or advances that may have been made by any Member to the Company) and the expenses of liquidation;
                  17.1.2  Second,  to the  setting up of any  reserves  that the
Committee determines are appropriate for any contingent or unforeseen liabilities or obligations of the Company;
                  17.1.3 Third, to the payment of any loans or advances that may have been made by any Member to the Company;
                  17.1.4 Fourth, if a positive number an amount equal to the Net
A Seat Value multiplied by the number of A seats then held by the Company, and sixty percent (60%) of the Net B Seat Value multiplied by the number of B Seats then held by the Company shall be distributed to NDB, and if a positive number an amount equal to the Net B Seat Value multiplied by the number of B Seats then held by the Company shall be distributed to the following Members in the following percentages: 16% to Dilascio, 13.6% to Dreyer, 6.4% to Nicolosi, and 4% to Kopp;
                  17.l.5  Fifth,  the  balance,   if  any,  to  the  Members  in
proportion to their Capital Accounts as of the day of the distribution after giving effect to all contributions, distributions, and allocations for all fiscal years, including the fiscal year or years of liquidation and dissolution and reduced by the Net A Seat Value or the Net B Seat Value if it is a negative number allocated to Capital Accounts as provided in Section 17.1.4.
                  17.1.6 If the  Company is  liquidated  by  termination  of the
Company under Code Section 708(b)(1), or when the Company ceases to be a going concern even though it may continue in existence for the purpose of winding up its affairs, paying its debts, and distributing any remaining assets to the Members, distributions must be made only to the Members who have positive Capital Accounts determined after taking into account all Capital Account adjustments for the fiscal year in which the liquidation occurs, and the distributions must be made by the end of this fiscal year or, if later, within ninety (90) days after the date of the liquidation. If any Member has an Adjusted Capital Account Deficit after giving effect to all contributions, distributions, and allocations for all fiscal years, including the year in which the liquidation occurs, other than for unpaid mandatory Capital Contributions the Member does not have any obligation to make a contribution to the capital of the Company, to restore the deficit, or make a payment to any Member who has a positive Capital Account.
         17.2 If any Company asset is not sold, but instead is distributed in kind, for purposes of determining the amount to be distributed to the Members and the allocations under Section 7.2 with respect to the distribution, the Company asset must be revalued on the Company books by the Committee to reflect its then current fair market value and distributed under Section 17.1 based upon this value. For the purposes of this Section 17.2, the value of securities owned by the Company as part of its specialist business must be marked to market.
         17.3 A reasonable time is to be allowed for the orderly liquidation of the assets of the Company and the discharge of liabilities to creditors so as to enable the Company to minimize the losses attendant upon a liquidation. Each of the Members must be furnished with a statement prepared by the Company's then certified public accountants, which must set forth the assets and liabilities of the Company as of the date of completion of liquidation. Upon compliance with the distribution plan set forth in Section 17 the Members cease to be such, and the Members shall execute and cause to be filed a Certificate of Cancellation of the Company.
                                   SECTION 18
                                Other Provisions
         18.1 Integration. This Agreement constitutes the entire agreement among the parties pertaining to the subject matter hereof and supersedes all prior and contemporaneous oral and written agreements. Any provision that is not contained in this Agreement does not affect and is not effective to change, construe, define, extend, interpret, or limit any provision of this Agreement. This Agreement includes all amendments to this Agreement.
         18.2  Notices.  All  notices  given  under  this  Agreement  must be in writing. All periods of time begin or end, as the case may be, on the day the notice is sent via facsimile transmission and receipt confirmed, the date personally delivered to any recipient, the date deposited with an overnight delivery service with tracking capability, or on the date of mailing by certified mail, return receipt requested, addressed to the recipient at the address set forth in this Agreement or other address the Person has provided to the Committee and all Members by written notice. In computing the period of days, the date of facsimile transmission and receipt confirmed, the date of personal delivery, the date of deposit with an overnight delivery service with tracking capability, or the date of mailing of a notice is included. Any Person may waive in writing any notice required to be given under this Agreement or the Act, either before or after the time of the required notice.
         18.3 Further Assurances. All parties shall execute and deliver such other instruments, provide such information, and do such other acts as may be necessary or appropriate to carry out the provisions of this Agreement.
         18.4 Number and Gender. Whenever the context may require, any pronouns used herein include the corresponding masculine, feminine, or neuter forms, and the singular includes the plural and vice versa.
         18.5 Counterparts. This Agreement may be executed in any number of counterparts, each of which is deemed to be an original, but all of which together constitute one Agreement. The signature of any party to any counterpart is deemed to be a signature to, and may be appended to, any other counterpart.
         18.6 Headings, Captions and Capitalized Terms. The headings and captions contained in this Agreement have been inserted only as a matter of convenience, and do not construe, define, extend, interpret, or limit any provision of this Agreement. Capitalized terms are defined in Section 7.1 and elsewhere in the Agreement.
         18.7 Severability. All rights and obligations must be exercised and performed only to the extent that the exercise or performance does not violate any applicable law. All rights and obligations are limited to the extent necessary so that they do not render this Agreement, or any provision hereof, invalid or unenforceable under any applicable law. If any provision of this Agreement is held to be invalid or unenforceable, the validity and enforceability of all other provisions are not affected.
         18.8 Governing Law. This Agreement is governed by the laws of the State of Delaware regardless of the laws that might otherwise govern under the applicable principles of conflict of laws.
         18.9  Amendment and Waiver.
                  18.9.1 This Agreement may not be amended without the unanimous written consent of all Members. 18.9.2 Any waiver by any party of any act or  omission  that is a default  under or breach of any
provision of this Agreement is a waiver only of that particular act or omission at that particular time, and is not a waiver of any other act or omission.
         18.10 Successors. This Agreement is binding on, inures to the benefit of, and is enforceable by and against the parties and their respective administrators, agents, beneficiaries, devisees, distributees, executors, heirs, permitted assigns, personal representatives, and successors.
         18.11 Ratification. All actions taken by the Members with respect to the organization and business of the Company prior to the date of execution of this Agreement are ratified.
         18.12 Enforcement of Indemnification Obligations. If any Person brings an action to recover on any claim under an indemnification obligation contained in this Agreement or under law, the indemnifying person or entity shall pay all costs, expenses, and reasonable attorney's and paralegal's fees and disbursements incurred by the Person in bringing the indemnification claims on which the Person substantially prevails.
         18.13 Remedies. Except as otherwise provided in this Agreement, the remedies granted in this Agreement are cumulative, and are in addition to and without prejudice to any other remedy that any Person may have under law, equity, or this Agreement.
         18.14 Subordinated Loans. The Committee may, in its exclusive discretion, enter into with the Non-Active Members and subordinated creditors, who need not be Members, cash subordination agreements, secured demand notes, registered subordinated debentures, or other instruments, in such amounts, and on such terms and conditions consistent with regulatory requirements for treatment of these items as net capital of the Company.
         18.15 Covenant Not To Compete. With respect to all transfers described in this Agreement, other than by reason of death, the Selling Member who is or was an Active Member, must sign or be subject to a previously signed covenant not to compete or engage in business as a specialist, or apply for registration as a specialist, on any exchange, in any securities in which the Company is engaged as a specialist, commencing on the date that the Active Member ceases to trade as a specialist on behalf of the Company and terminating two years after the date of the closing of the transfer. With respect to all transfers described in this Agreement, other than by reason of death, the Selling Member who is or was an Individual Non-Active Member, must sign or be subject to a previously signed covenant not to compete or engage in business as a specialist, or apply for registration as a specialist, on any exchange, in any securities in which the Company is engaged as a specialist, commencing on the date of the closing of the transfer and terminating two years later.
         18.16 Power of Attorney. Each Active Member designates the President as such Member's irrevocable attorney-in-fact, with the right to execute for such Active Member in such Active Member's name and to file all instruments, documents and certificates relating to the Company which may, from time to time be required by law, or by any governmental, administrative or other body, including, without limitation, the NYSE and any securities exchange or association of which the Company is a member firm and any state agency regulating the business of the Company, to effectuate, implement, and continue the valid and subsisting evidence of the Company, including, without limitation, the Certificate of Formation and any amendments thereto that may be required to be filed with the State of Delaware, the State of New York, and any document necessary to cause the existing Certificate of Formation to be amended to show the withdrawal of the Selling Member or any other appropriate matters therein.
         18.17 Conflicts with this Agreement. Any conflict between the provisions of this Agreement, as it may be amended, and the provisions of (a) any other agreement entered into by the Company or any of its Members, or (b) the Certificate of Formation of the Company, shall be resolved in favor of provisions of the Agreement, as it may be amended.
         18.18 Transfers by NDB, NDB Successors or any Affiliated Entity. In the event of a transfer of its entire Membership Interest by NDB, an NDB Successor, or any Affiliated Entity (an "NDB Transfer"), the acquiror of a Membership Interest as a result of an NDB Transfer (an "NDB Transferee") must agree to be bound by the provisions of this Agreement, as it may be amended, shall have the same rights and obligations as NDB for all purposes, and all references to NDB in the Agreement, as it may be amended, shall be deemed to be a reference to the NDB Transferee.
                                   SECTION 19
                                   Arbitration
         (a) All claims and disputes arising out of or related to (i) the construction or interpretation of this Agreement; (ii) the exercise and performance of the rights and obligations of any party under this Agreement, the Act, or any law governing any business of the Company, any relationship between or among any of the Members, and (iii) any relationship between or among any of the Members and the Company must be submitted to arbitration in accordance with the Constitution, By-Laws, and Rules then in effect of the New York Stock Exchange.
         (b) Any arbitration pursuant to this Section 19 shall be conducted on an expedited basis. All hearings and discovery shall take place within a period of not more than thirty (30) days after commencement of the arbitration, or within such other time as may be convenient for the NYSE arbitrators. All arbitration fees or costs shall be subject to award or allocation among the parties in the arbitrators' decision or award. In case of a settlement, the parties shall share the fees or costs equally.
         (c) In any arbitration between the parties, the arbitrators shall have the authority to render a binding decision with regard to all issues in controversy and to award any and all relief which they may consider just and proper, including without limitation an award of monetary, injunctive or declaratory relief but not punitive or exemplary damages. The arbitrators' award may thereafter be converted to a judgment before any court of competent jurisdiction.



         IN WITNESS WHEREOF, the undersigned parties have executed and delivered this Agreement on _________ , 1998 effective as of December 31, 1998.


WITNESS:

                                                     STEPHEN J. DILASCIO, Member



                                                     GERARD J. DREYER, Member



                                                     JOHN F. NICOLOSI, Member



                                                     PHILIP J. KOPP, III, Member



                                                     JAMES C. EMRICH, Member



                                                     DAVID GREEN, Member



                                                     CYNTHIA KELLOGG, Member



                                                     HARVEY SILVERMAN, Member



                                                     JOHN DUFFY, Member




WITNESS:


                                                     JOSEPH A. RODRIGUEZ, Member



                                                     JAMES F. BOWEN, III, Member



                                                     ISIDORE FIELDS, Member



                                                  ROBERT L. PROSSER, SR., Member


                                                     NATIONAL DISCOUNT BROKERS
                                                     GROUP, INC., Member

                                      By:


                                                     SHD CORP., Member

                                      By:

                                                                  EXHIBIT 10.2











                             CONTRIBUTION AGREEMENT

                                   dated as of

                                December 31, 1998

                                      among

                           EQUITRADE PARTNERS, L.L.C.

                                       and

                                RSF PARTNERS L.P.

                                JOSEPH RODRIGUEZ

                                   JAMES BOWEN

                                 ISIDORE FIELDS

                                       and

                                 ROBERT PROSSER

                                TABLE OF CONTENTS

                                                                           Page


                                    ARTICLE 1

                                  CONTRIBUTION
1.1 Assets....................................................................1
1.2 Consideration.............................................................2
1.3 Additional Transfer at Closing............................................2
1.4 Post Closing Adjustments..................................................2

                                    ARTICLE 2

                                     CLOSING

                                    ARTICLE 3

                 REPRESENTATIONS AND WARRANTIES OF CONTRIBUTORS
3.1 Organization..............................................................3
3.2 Authorization.............................................................3
3.3 No Consents...............................................................3
3.4 Non-Contravention.........................................................3
3.5 Partners..................................................................4
3.6 Due Organization of the Partnership:  Capitalization......................4
3.7 Litigation................................................................4
3.8 Compliance With Law.......................................................4
3.9 Financial Statements......................................................5
3.10 No Undisclosed Liabilities...............................................5
3.11 Taxes....................................................................5
3.12 Operations of the Partnership............................................6
3.13 Brokers..................................................................6
3.14 Partial Liquidation of the Partnership...................................6
3.15 Investment Representation................................................6
3.16 Releases and Dismissal of Suit...........................................7

                                    ARTICLE 4

                   REPRESENTATIONS AND WARRANTIES OF RECIPIENT
4.1 Organization..............................................................7
4.2 Authorization.............................................................7
4.3 No Consents...............................................................8
4.4 Non-Contravention.........................................................8
4.5 Litigation................................................................8

4.6 Disclosure................................................................8
4.7 Financial Statements......................................................8
4.8 Operations of Equitrade...................................................9
4.9 Agreements with General Partners..........................................9

                                    ARTICLE 5

                    COVENANTS AND AGREEMENTS OF CONTRIBUTORS
5.1 Affirmative Covenants.....................................................9
5.2 Negative Covenants........................................................10
5.3 Noncompetition; Nonsolicitation...........................................11
5.4 Break-Up Fee..............................................................11
5.5 Fields Seat...............................................................12

                                    ARTICLE 6

                      COVENANTS AND AGREEMENTS OF RECIPIENT
6.1 Affirmative Covenants.....................................................12
6.2 Negative Covenants........................................................12
6.3 Transfer Taxes and Other Fees.............................................12

                                    ARTICLE 7

                         JOINT COVENANTS AND AGREEMENTS
7.1 Required Consents ...................................................... .13
7.2 Press Releases............................................................13
7.3 Confidential Information..................................................13
7.4 Reasonable Commercial Efforts: Further Assurances.........................13
7.5 Notifications......................................................... ...14

                                    ARTICLE 8

                              CONDITIONS TO CLOSING
8.1 Mutual Conditions.........................................................14
8.2 Recipient's Conditions....................................................14
8.3 The Contributors'Conditions...............................................16

                                    ARTICLE 9

                                   TERMINATION
9.1 Termination...............................................................17
9.2 Effect of Termination.....................................................18
9.3 Right to Proceed..........................................................18

                                   ARTICLE 10

                                  MISCELLANEOUS
10.1 Notices..................................................................18
10.2 Survival.................................................................19
10.3 Indemnification..........................................................19
10.4Expenses..................................................................21
10.5Governing Law.............................................................21
10.6Assignment................................................................21
10.7 Counterparts.............................................................21
10.8 Titles and Headings......................................................21
10.9 Entire Agreement.........................................................21
10.10 Amendment and Modification..............................................21
10.11 Waiver..................................................................21
10.12 Severability............................................................22

                             CONTRIBUTION AGREEMENT

         THIS CONTRIBUTION AGREEMENT is dated as of December 31, 1998, by and among Equitrade Partners, L.L.C., a Delaware limited liability company ("Recipient"), and RSF Partners L.P., a New York limited partnership (the "Partnership"), and Joseph A. Rodriguez, James F. Bowen, III, Isidore Fields and Robert L. Prosser, all of the general partners of the Partnership (the "General Partners" and, collectively with the Partnership, the "Contributors").

                              W I T N E S S E T H:

         WHEREAS, the Partnership has been allocated and assigned by the New York Stock Exchange ("NYSE") the specialist book rights (the "Rights") in the issues set forth on the NYSE and listed on Exhibit A hereto, together with all additions thereto (if any) prior to the Closing Date (as hereinafter defined) (the "Issues"); and

         WHEREAS, the Contributors desire to contribute to Recipient, and Recipient desires to receive from the Partnership, the Rights to the Issues upon the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual agreements, covenants, representations and warranties contained in this Agreement, Recipient and the Contributors agree as follows:

                                    ARTICLE 1

                                  CONTRIBUTION

         1.1......Assets.  Subject to the terms and conditions set forth in this
Agreement, including but not limited to, the approval of the NYSE of the transactions contemplated by this Agreement, the Partnership agrees, and the General Partners agree to cause the Partnership, to convey, transfer, assign and deliver to Recipient, and Recipient agrees to receive from the Partnership, at the Closing (as hereinafter defined), all of the Rights to the Issues and the Net Position to be transferred to Recipient pursuant to Section 1.3, all of which are sometimes collectively referred to in this Agreement as the "Assets" including, but not limited to, the following:

                  (i) all papers, computerized databases, books and records in any of the Contributor's'care, custody or control relating to any or all of the above described Assets, including but not limited to all trading and regulatory records, tax, accounting and financial records, personnel records, correspondence and other similar documents and records, and

                 (ii) all authorizations, consents and permits issued by, and all registrations and filings with, any court or any federal, state, local or governmental or other regulatory or self-regulatory agency, authority, body, board, bureau, commission, department or instrumentality, including but not limited to the Securities and Exchange Commission ("SEC"), and the NYSE ("Governmental Authority").

         1.2......Consideration.  In consideration for the conveyance, transfer, assignment and delivery of the Assets to Recipient, Recipient grants, conveys, transfers and assigns to the Partnership an aggregate of 13% membership interest (the "Membership Interest") in Recipient (the "Consideration"), which Consideration must be allocated among the General Partners as provided in
Schedule 1.2 hereto and pursuant to the Partnership's Agreement of Liquidation (as hereinafter defined) on the Closing Date (as hereinafter defined).

         1.3......Additional  Transfer at  Closing.  On the  Closing  Date,  the
Partnership will mark to market all positions held by it in the Issues on a trade date basis, whether long or short and whether settled or open (the "Net Position"). The Net Position shall be calculated on a settlement date basis against delivery of such positions to the account of Recipient. Valuation of the Net Position shall be by reference to the NYSE composite tape as of the close of business on the Closing Date using the last sale price regular way of each security. That portion of the Net Position which settles on or prior to the Closing Date shall be delivered to Recipient at the Closing. That portion of the Net Position which settles after the Closing Date will be delivered to Recipient by the Partnership when settled. The Partnership and the General Partners agree to execute such further documents of transfer of the Net Position to Recipient as Recipient may reasonably request. That portion of the Net Position which settled on or before the Closing Date will be compared to the outstanding amount plus accrued interest on the subordinated indebtedness owed by the Partnership to Recipient as of the Closing Date (the "Outstanding Debt"). If that portion of the Net Position settled on or before the Closing Date is a positive number and exceeds the Outstanding Debt, Recipient will pay such excess to the Partnership. If that portion of the Net Position settled on or before the Closing Date is a negative number or if a positive number is less than the Outstanding Debt, Recipient will debit the capital accounts of the General Partners in Recipient with the sum of each negative number and the Outstanding Debt or the net of such positive number and the Outstanding Debt, as the case may be, (the "Deficit") and allocate the Deficit to the General Partners in each case as provided in
Schedule 1.3.

         1.4......Post  Closing  Adjustments.  After the Closing Date, Recipient
and the Partnership will promptly reconcile commissions paid by the NYSE and the National Securities Clearing Corporation respecting the Issues, such that commissions related to transactions occurring on or prior to the Closing Date will be paid to the Partnership and commissions related to transactions occurring after the Closing Date are paid to Recipient. As the result of settlements of the Net Position occurring after the Closing Date, net cash received from such settlements will be applied first to reduce the Deficit then remaining (if any) and then paid to the Partnership. Notwithstanding the foregoing, to the extent there is a Deficit after the foregoing Post Closing adjustments, each of the General Partners will be required by the Operating Agreement of Recipient to repay the Deficit allocated to him from cash distributions from Recipient.

                                    ARTICLE 2

                                     CLOSING

         The closing of the  transactions  contemplated  by this  Agreement (the
"Closing") shall occur at the offices of Recipient, 14 Wall Street, (27th Floor), New York, New York, at 5:00 p.m. on the later of (i) December 31, 1998, and (ii) the first business day after the satisfaction of the conditions contained in Article 8 hereof, or at such other time and place as is mutually agreed in writing by Recipient and each of the Contributors. The time and date of the Closing is herein called the "Closing Date."

                                    ARTICLE 3

                 REPRESENTATIONS AND WARRANTIES OF CONTRIBUTORS

         Each of the Contributors, jointly and severally (except representations and warranties in Section 3.11 with respect to Tax Returns of each General Partner are made severally by such General Partner only with respect to himself), represents and warrants to Recipient that:

         3.1......Organization.  The Partnership is a limited  partnership  duly organized, validly existing and in good standing as a limited partnership under the laws of the State of New York.

         3.2......Authorization. Each of the Contributors has the full power and authority to enter into and perform this Agreement and to perform its or his obligations hereunder. The execution and delivery of this Agreement and of all documents and instruments required hereby and the consummation of the transactions contemplated hereby by each of the Contributors have been duly authorized by all necessary action of each of the Contributors and no other proceedings on the part of any of the Contributors are necessary to authorize the execution, delivery and performance of this Agreement on the part of each of the Contributors or by each of the Contributors to consummate the transactions contemplated hereby. This Agreement and the other documents and instruments to be delivered by each of the Contributors have been, or will be, duly and validly executed and delivered by each of the Contributors and constitute, or upon the execution and delivery thereof will constitute, the valid and binding obligations of each of the Contributors, enforceable against him or it in accordance with their respective terms, subject to the qualification, however, that enforcement of the rights and remedies created hereby is subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium, and similar laws of general applicability relating to or affecting creditors rights and to general equity principles.

         3.3......No  Consents.  Other than as  contemplated in Sections 7.1 and
7.2 hereof, no notice to, filing with, or authorization, consent or approval of any Governmental Authority or other person or entity is required of any of the Contributors in connection with the execution, delivery and performance by each of the Contributors of this Agreement or the other documents and instruments to be delivered by each of the Contributors pursuant to this Agreement or the consummation by each of the Contributors of the transactions contemplated herein or therein.

         3.4......Non-Contravention.  The execution, delivery and performance of this Agreement by each of the Contributors and the consummation of the transactions contemplated hereby by each of the Contributors do not and will not contravene, result in a violation, loss of rights or default under, constitute an event creating rights of acceleration, termination, repayment or cancellation under, entitle a party to receive any payment or benefit pursuant to, or result in the creation of any claim, lien, encumbrance, mortgage, charge, security interest, option, right, restriction or other interest or any other interest or imperfection of title (each, an "Encumbrance") upon any of the Assets under (i) the organizational documents or partnership agreement of the Partnership or (ii) any applicable law, regulation or administrative order, contract, judgment, decree, or ruling to which any of the Contributors or the Partnership is a party or by which either of them or their respective assets or properties is bound or affected (subject to receipt of the relevant approvals and other matters addressed in Sections 7.1 and 7.2 hereof).

         3.5......Partners.  The General  Partners are the only general partners of the  Partnership  and the limited  partners of the  Partnership are listed on
Schedule 3.5 hereto (the "Limited Partners").

         3.6......Due  Organization  of  the  Partnership:  Capitalization.  The
Partnership is a limited partnership duly organized, validly existing and in good standing as a limited partnership under the laws of the State of New York, with full power and authority to own and operate the Assets and to carry on its business as presently conducted by it. The respective share of each General Partner's interest in the profits and losses of the Partnership and each Limited Partner's interest in the profits and losses of the Partnership is set forth in
Schedule 3.6. Except for rights created pursuant to this Agreement, there are no outstanding rights to acquire, or any outstanding securities or obligations convertible into or exchangeable for, any interest in the Partnership. Other than the transactions contemplated by this Agreement, there are no outstanding contracts or obligations to restructure or recapitalize the Partnership. The Partnership is duly qualified to do business and, with respect to jurisdictions that recognize the concept of "good standing," is in good standing as a foreign legal entity in all jurisdictions where such qualification is required. The Partnership does not control, directly or indirectly, any other person. The Partnership is not a party to any joint venture or partnership arrangement and does not own or control any interest in any other person.

         3.7......Litigation.  Except as disclosed in Schedule 3.7 hereto, there are no lawsuits, actions, proceedings, inquiries, claims, orders or investigations by or before any Governmental Authority pending or, to any of the Contributors' knowledge, threatened against the Partnership or any of the Contributors which could reasonably be expected to have a material adverse effect on the Assets, financial condition, results of operations or properties of the Partnership nor are there any facts or circumstances known to any of the Contributors that are likely to result in a claim for damages or equitable relief which, if decided adversely, are likely to, individually or in the aggregate, have a material adverse effect on the Assets, financial condition, results of operations or properties of the Partnership or impair in any material respect the ability of any of the Contributors to perform its obligations hereunder. Except as disclosed in Schedule 3.7 hereto, none of the Contributors is subject to or in default with respect to any judgment, order, writ, regulation, injunction or decree of any Governmental Authority which could have a material adverse effect on the Assets, financial condition, results of operations or properties of the Partnership or materially impair the ability of any of the Contributors to perform its obligations hereunder.

         3.8......Compliance  With  Law.  The  Partnership  is and  each  of the
Contributors, with respect to his operation of the Partnership are, in compliance in all material respects with all applicable federal and state laws, regulations and administrative orders, and the rules of all Governmental Authorities applicable to the Partnership or to any of the Contributors with respect to his operation of the Partnership. Each of the Contributors has and
the Partnership has obtained all material licenses, permits, approvals, authorizations, waivers, grants, exemptions and orders required to be obtained by him or it from any Governmental Authority. The Partnership has the minimum net capital necessary to conduct, and is in compliance with all net capital requirements in connection with the operation of, the Assets.

         3.9......Financial   Statements.   The  Contributors   have  previously
furnished to Recipient true and complete copies of the compiled balance sheet for the Partnership at December 31, 1997 and the related compiled income statements for the one-year period then ended compiled by the Partnership's certified public accountant (the "Annual Financial Statements") and an unaudited balance sheet for the Partnership at November 30, 1998 and the related unaudited income statements for the nine months then ended (the "Interim Financial Statements"). The Annual Financial Statements and the Interim Financial Statements, copies of which have previously been provided to Recipient, have been prepared in conformity with generally accepted accounting principles ("GAAP") applied on a consistent basis (except for changes, if any, disclosed therein). The Annual Financial Statements and the Interim Financial Statements present fairly, in all material respects, the results of operations of the Partnership for the respective periods covered (subject in the case of the Interim Financial Statements to normal year-end audit adjustments) and the financial condition of the Partnership as of their respective dates.

         3.10.....No  Undisclosed  Liabilities.  As of  the  Closing  Date,  the
Partnership will not be subject to any obligation or liability of any nature, whether absolute, accrued, contingent or otherwise and whether due or to become due except as disclosed in the Annual Financial Statements and the Interim Financial Statements, except those incurred in the ordinary course of business since the respective dates thereof.

         3.11.....Taxes.

                  (a) (i) All Tax Returns with respect to Taxes that are required to be filed by the Partnership and by the General Partners on or before the Closing Date have been or will be timely filed on or before the Closing Date, and all such Tax Returns are or shall be true, correct and complete in all material respects, (ii) all Taxes due from or in respect of the Partnership and by the General Partners for the periods covered by the Tax Returns referred to in clause (i) and for the taxable periods or portions thereof ending on or before the Closing Date have been or shall be paid in full on or before the Closing Date, (iii) all deficiencies asserted or assessments made on or before the Closing Date as a result of examinations by federal, state, local or foreign taxing authorities have been or will be paid in full on or before the Closing Date and (iv) no issues that have been raised by the United State Internal Revenue Service or any other taxing authority in a writing received by the Partnership or any of the General Partners on behalf of the Partnership, in connection with the examination of any of the Tax Returns referred to in clause
(i) are currently pending.
                  (b) With respect to all periods through the most recently completed fiscal quarter of the Partnership for which Tax Returns have not yet been filed in the taxable years of the Partnership and the General Partners in which the Closing occurs, and for which Taxes are not yet due or owing, the Partnership and the General Partners made due and sufficient current accruals for such Taxes in accordance with GAAP, and have or shall have sufficient funds to pay such Taxes when due. In addition, the General Partners have filed and shall file their own Tax Returns consistent with all Tax Returns filed by the Partnership.

                  (c) As of the Closing Date, the Partnership will not be a party to, will not be bound by, and will have no obligation under, any tax sharing agreement or contract.

                  (d) For purposes of this Agreement, "Taxes" shall mean all federal, state, local, or foreign income, franchise, sales, use, gross receipts, license, payroll, employment, withholding, disability, social security, property, excise or other taxes, fees, charges or similar assessments imposed by any governmental authority, and any interest or penalties thereon with respect to the Partnership and the General Partners with respect to their allocable shares of items of Partnership income, profits, gains, and distributions. For purposes of this Agreement, "Tax Returns" shall mean all reports, information returns, and other returns required to be filed with respect to the Taxes of the Partnership and Taxes of the General Partners with respect to their allocable shares of items of Partnership income, profit, gains and distributions, including any schedule or attachment thereto and including any amendment thereof.

         3.12.....Operations   of   the   Partnership.   Except   as   otherwise
contemplated by this Agreement, since December 31, 1997, the Partnership has conducted its operations and each action it has taken has been, in the ordinary course consistent with past practice and there has not been, occurred or arisen any change in the business, the Assets, operations, or condition of the Partnership that, individually or in the aggregate, has had or is reasonably likely to have a material adverse effect on the Partnership, other than changes resulting from a change in general economic or market conditions. The NYSE has not reallocated any Rights with respect to any Issue from the Partnership or any General Partner. The report by the Partnership of the positions of the Partnership in the Issues as of the Closing Date will be true, accurate and correct. The Partnership clears its trades of securities without the use of a clearing broker.

         3.13.....Brokers.  None of the  Contributors  has  retained any broker, finder, investment banker or financial advisor in connection with this Agreement or any transactions contemplated hereby that would be entitled to a broker's, finder's, investment banker's, financial advisor's or similar fee in connection therewith.

         3.14.....Partial  Liquidation of the  Partnership.  The Partnership has
adopted an Agreement of Liquidation in the form attached hereto as Exhibit D (the "Agreement of Liquidation") and has performed all acts necessary to effect the distribution of the Membership Interests to the General Partners as provided herein effective as of the Closing.

         3.15.....Investment  Representation.  Each of the  Partnership  and the
General Partners is an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the Partnership is receiving the Membership Interest solely with a view to distribute the same to the General Partners as provided in this Agreement and the Partnership's Agreement of Liquidation and the General Partners are receiving their share of the Membership Interest not with a view to any distribution thereof in a transaction that would violate the Securities Act or the securities laws of any state of the United States or any other applicable jurisdiction. Each of the General Partners is a resident of the State of New Jersey except Robert L. Prosser, who is a resident of the State of Florida. Each of the Contributors understands that a Membership Interest bears a high degree of risk and each of the Contributors represents that he or it has such knowledge and experience in financial and business matters that he or it is capable of evaluating the merits and risks of owning the Membership Interest, and is able to bear this economic risk of this investment for an indefinite period of time. Each Contributor has had access to such financial and other information, and has been afforded the opportunity to ask such questions of representatives of Recipient and receive answers thereto, as he or it deems necessary in connection with the receipt of the Membership Interest.

         3.16.....Releases  and  Dismissal  of Suit.  The  parties to the matter before the New York Stock Exchange, Inc. Board of Arbitration, captioned RSF Partners L.P., Robert L. Prosser, Joseph A. Rodriguez, James E. Bowen, III, Anne
M. Prosser and Robert L. Prosser, Jr., claimants against Isidore Fields, Respondent (the "Arbitration") have caused the Arbitration to be dismissed without prejudice and no party hereto who is a party to the Arbitration (the "Arbitration Parties") will take any action to institute proceedings relating to the facts and circumstances which are the subject of the Arbitration so long as this Agreement has not been terminated. Each of the Arbitration Parties has duly executed a release (in form and substance satisfactory to the Recipient) in favor of the other Arbitration Parties releasing all claims which are the subject of the Arbitration (the "Releases") and delivered the Releases to the appropriate Arbitration Parties at the Closing.

                                    ARTICLE 4

                   REPRESENTATIONS AND WARRANTIES OF RECIPIENT

         Recipient represents and warrants to each of the Contributors as follows:

         4.1......Organization.  Recipient is a limited liability company duly formed and validly existing under the laws of the State of Delaware.

         4.2......Authorization.  Recipient  has the full power and authority to enter into and perform this Agreement and to perform its obligations hereunder. The execution and delivery of this Agreement and all documents and instruments acquired hereby and the consummation of the transactions contemplated hereby by Recipient have been duly authorized by all necessary action of Recipient and no other proceedings on the part of Recipient are necessary to authorize the execution, delivery and performance of this Agreement on the part of Recipient or by Recipient to consummate the transactions contemplated hereby. This Agreement and the other documents and instruments to be delivered by Recipient hereunder have been, or will be duly and validly executed and delivered by Recipient and constitute, or upon the execution and delivery thereof will constitute, the valid and binding obligations of Recipient, enforceable against it in accordance with their respective terms, subject to the qualification, however, that enforcement of the rights and remedies created hereby is subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium, and similar laws of general applicability relating to or effecting creditors' rights and to general equity principles.

         4.3......No  Consents.  Other than as  contemplated in Sections 7.1 and
7.2 hereof, no notice to, filing with, or authorization, consent or approval of any Governmental Authority or other person or entity is required of Recipient in connection with the execution, delivery and performance by Recipient of this Agreement or the other documents and instruments to be delivered by Recipient pursuant to this Agreement or the consummation by Recipient of the transactions contemplated herein or therein.

         4.4......Non-Contravention.  The execution, delivery and performance of this Agreement by Recipient and the consummation of the transactions contemplated hereby by Recipient do not and will not contravene, result in a violation, loss of rights or default under, constitute an event creating rights of acceleration, termination, repayment or cancellation under, entitle a party to receive any payment or benefit pursuant to, or result in the creation of any Encumbrance upon any of the assets of Recipient under (i) the certificate of formation or other charter or organizational documents of Recipient or (ii) violate any applicable law, regulation or administrative order, contract, judgment, decree, order or ruling to which Recipient is a party or by which it or its respective assets or properties is bound or affected (subject to receipt of the relevant approvals and other matters addressed in Sections 7.1 and 7.2).

         4.5......Litigation.  There  are  no  lawsuits,  actions,  proceedings, inquiries, claims, orders or investigations by or before any Governmental Authority pending or, to Recipient's knowledge, threatened against Recipient and there are no facts or circumstances known to Recipient that are likely to result in a claim for damages or equitable relief which, if decided adversely, are likely to, individually or in the aggregate, impair in any material respect the ability of Recipient to perform its obligations under this Agreement. Recipient is not subject to or in default with respect to any judgment, order, writ, regulation, injunction or decree of any Governmental Authority which could impair materially the ability of the Recipient to perform its obligations under this Agreement.

         4.6......Disclosure.  There  are no facts or  circumstances  concerning
Recipient known to Recipient that Recipient has not disclosed to the Contributors and that could reasonably be expected to impair materially the ability of Recipient to perform its obligations under this Agreement.

         4.7......Financial   Statements.   Recipient   has   furnished  to  the
Contributors true and complete copies of the audited balance sheet for Equitrade Partners, L.P., a New York limited partnership which is the predecessor of Recipient ("Equitrade") at December 31, 1997 and the related auditors income statement for the one-year period then ended (the "Equitrade Audited Financial Statements") and an unaudited balance sheet for Equitrade at September 30, 1998 and the related unaudited income statements for the nine months then ended (the "Equitrade Unaudited Financial Statements"). The Equitrade Audited Financial Statements and the Equitrade Unaudited Financial Statements have been prepared in conformity with GAAP applied on a consistent basis (except for changes, if any, disclosed therein). The Equitrade Audited Financial Statements and the Equitrade Unaudited Financial Statements present fairly, in all material respects, the results of operations of Equitrade for the respective periods covered (subject in the case of the Unaudited Financial Statements to normal year-end audit adjustments) and the financial condition of Equitrade as of their respective dates.

         4.8......Operations of Equitrade and Recipient.  Except as contemplated by this Agreement, the obtaining of financing to increase the capital of Recipient as a result of the transactions contemplated by this Agreement and the merger of Equitrade with the Recipient, since September 30, 1998, Recipient and Equitrade have conducted their operations, and each action they have taken has been, in the ordinary course of business consistent with past practice and there has not been, occurred or arisen any change in the business, operations or conditions of Recipient that individually or in the aggregate, has had or is reasonably likely to have a material adverse effect on Recipient, other than changes resulting from a change in general economic or market conditions.

         4.9......Agreements  with  General  Partners.  Except  as  specifically contemplated by this Agreement, Recipient has not entered into an agreement with any General Partner regarding the subject matter of this Agreement except the letter of intent dated September 4, 1998 between Recipient and the Contributors, as amended.

                                    ARTICLE 5

                    COVENANTS AND AGREEMENTS OF CONTRIBUTORS

         5.1......Affirmative   Covenants.  Prior  to  the  Closing,  except  as
otherwise specifically contemplated by this Agreement, each of the Contributors shall, or shall cause the Partnership to:

                  (a) conduct its business only in the ordinary course of business consistent with past practices (subject, however, to compliance with any applicable requirements imposed by the SEC, NYSE or other Governmental Authority or other applicable law);

                  (b) maintain the books, accounts and records of the Partnership consistent with past practices;

                  (c) maintain all of the Partnership's existing material licenses and regulatory approvals and the minimum net capital necessary to conduct its business as currently conducted by the Partnership and comply in all material respects with all regulatory requirements applicable to its business, except for any failure to comply that would not have a material adverse effect on the Assets;

                  (d) use reasonable commercial efforts to maintain intact its business organization and the Assets and the good will of persons having business relationships with the Partnership;

                  (e) upon reasonable notice, afford Recipient and its Representatives during normal business hours, reasonable access to such of the Partnership's properties, books, contracts, and records, and a reasonable opportunity to discuss the Partnership's business affairs, condition (financial and otherwise), assets and liabilities with such third persons, including, without limitation, its Representatives, as is reasonably necessary or appropriate in connection with the consummation of the transactions contemplated by this Agreement (including as necessary or appropriate in connection with Recipient's investigation and review of the Partnership's files and any investigation undertaken by Recipient to verify that the representations and warranties of each of the Contributors and the Partnership remain true and correct as of the Closing Date); and to make copies of such information to the extent reasonably necessary. Recipient agrees that it will not use any information obtained pursuant to this Section 5.1(e) for purposes of trading in securities;

                  (f) use best efforts to obtain the approvals of the NYSE for the transactions contemplated by this Agreement; and

                  (g) operate the Partnership such that the transactions contemplated by this Agreement shall not require review by the Federal Trade Commission and the Department of Justice pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the HSR Act").

                  In addition, if in connection with any filing required by federal securities law Recipient or an affiliate of Recipient is required to present separate or combined financial statements for the business operations of the Partnership which Recipient is receiving, the General Partners will furnish or cause the Partnership to furnish to Recipient such financial information as Recipient may reasonably request to enable Recipient to prepare at Recipient's sole cost and expense, financial statements of the operations of the Partnership which Recipient is receiving for the Partnership's fiscal year end next preceding the Closing and will reasonably cooperate with Recipient, at Recipient's sole cost and expense, to obtain an audit of such financial statements.

         5.2......Negative  Covenants.  Prior to the Closing,  without the prior written consent of Recipient, except as otherwise specifically contemplated by this Agreement, each General Partner shall not and shall not permit the Partnership to:

                  (a) enter into any contract, agreement or commitment which, if entered into prior to the date of this Agreement, would render untrue any of the representations and warranties contained in Article 3;

                  (b) take any action which could reasonably be anticipated to have a material adverse effect on the Assets, financial condition, results of operations or properties of the Partnership;

                  (c) enter into any contract, agreement or commitment, other than in the ordinary course of business consistent with the Partnership's past practices, or amend, modify or terminate (except upon expiration in accordance with the terms thereof) any material contract or agreement to which the Partnership is a party;

                  (d) terminate the employment of any employee of the Partnership except for good cause or upon a voluntary departure;

                  (e)      dispose of any interest in the Partnership;

                  (f) dispose of any assets of the Partnership, except in the ordinary course of business consistent with past practices;

                  (g) increase the annual level of compensation of any partner or employee of the Partnership or grant any unusual or extraordinary bonuses, benefits or other forms of direct or indirect compensation to any partner, employee or consultant to the Partnership;

                  (h) increase, terminate, amend or otherwise modify any plan for the benefit of any partners or employees of the Partnership;

                  (i) add or agree to add any new partners to the Partnership;

                  (j) distribute any funds to any partner or employee of the Partnership except by way of compensation consistent with past practice and with this Section 5.2;

                  (k) effect any dissolution, winding up, liquidation or termination of the Partnership; or

                  (l) directly or indirectly, through any Representative or otherwise, solicit or entertain offers from, negotiate with or in any manner encourage, discuss, accept or consider any proposal of any other person relating to the acquisition of the Partnership, the Assets, in whole or in part, whether through direct purchase, merger, consolidation or other business combination (other than sales of securities in the ordinary course of the Partnership's business).

         5.3......Noncompetition;  Nonsolicitation.  Each  of  the  Contributors
covenants and agrees to enter into a non-competition agreement with Recipient for a period of two (2) years following the Closing Date in the form attached hereto as Exhibit B.

         5.4......Break-Up  Fee. The Contributors shall pay Recipient $50,000 in reimbursement for its out-of-pocket expenses related to the transactions contemplated by this Agreement if the transaction does not close, except if failure to close is due solely to the fault of Recipient or except if the Closing does not occur because Recipient is unable to meet the condition set forth in Section 8.2(i) or the condition set forth in Section 8.2(c); provided, however with respect to Section 8.2(c) such failure to meet such conditions is not as a result of a misrepresentation or breach of a warranty or covenant made by a Contributor in this Agreement or in a document contemplated by this Agreement. In the event that any of the Contributors breaches Section 5.2(m) herein or any of the Contributors terminates this Agreement pursuant to Section 9.1(e) herein and if within twelve (12) months after such breach or termination, any of the Contributors or the Partnership closes a transaction relating to the acquisition of a material portion of the partnership interests of the Partnership, or of the Partnership, its assets or its business, in whole or in part, whether through direct purchase, merger, consolidation or other business combination (an "Alternative Transaction"), then, immediately upon such closing, the General Partners shall pay, or cause the Partnership to pay, to Recipient the amount equal to the purchase price paid on the Alternative Transaction less $9.333 million times ten (10) percent.

         5.5......Fields  Seat.  Isidore Fields covenants that he will lease the
NYSE seat owned by him (the "Fields Seat") pursuant to the lease agreement attached as Exhibit E hereto effective as of the Closing Date.

                                    ARTICLE 6

                      COVENANTS AND AGREEMENTS OF RECIPIENT

         6.1......Affirmative  Covenants. During the period from the date hereof to the Closing Date, Recipient shall and shall cause its affiliates to maintain all existing licenses and regulatory approvals and the minimum net capital necessary to permit Recipient to acquire the Assets as contemplated by this Agreement.

         6.2......Negative  Covenants.  During the period from and including the date hereof to the Closing, without the prior written consent of all the Contributors, Recipient shall not:

                  (a) create, incur, assume or suffer to exist any Encumbrance on any of its respective assets that could materially impair Recipient's ability to perform its obligations under this Agreement;

                  (b) except with Equitrade, enter into any merger, consolidation or other form of combination with any other individual, corporation, partnership or other entity (each, a "Person"), dispose of its assets substantially as an entirety or engage in any transaction which is reasonably likely to materially impair Recipient's ability to perform its obligations under this Agreement.

         6.3......Transfer   Taxes  and  Other  Fees.  Recipient  will  pay  any
transfer, sales, purchase, use or similar Tax under the laws of the United States or any state, and any city or political subdivision thereof arising out of the transfer of the Assets to it contemplated by this Agreement (excluding Taxes measured by the income of a Contributor or the gain by a Contributor as a result of the transactions contemplated by this Agreement), any filing or recording fees payable in connection with the instruments of transfer provided for herein and any fees or expenses required in connection with obtaining the approvals contemplated by Section 7.1 hereof. Recipient shall prepare and file the required Tax Returns and other required documents with respect to Taxes and fees required to be paid pursuant to the preceding sentence and shall promptly provide each of the Contributors with copies of such Tax Returns and other documents with evidence of the payment of such Taxes and fees.

                                    ARTICLE 7

                         JOINT COVENANTS AND AGREEMENTS

         7.1......Required  Consents.  All the parties hereto  acknowledge  that consummation of the transactions contemplated by this Agreement will require approvals from the NYSE as set forth on Schedule 7.1 hereto. Accordingly, each of the Contributors and Recipient will use its respective reasonable commercial efforts and cooperate with one another to obtain all consents, licenses or permits from Governmental Authorities including, without limitation, the NYSE as set forth on Schedule 7.1, and to obtain all consents or approvals from any third parties (collectively, "Required Consents") necessary for the consummation of the transactions contemplated by this Agreement.

         7.2......Press  Releases.  Except for disclosures by National  Discount
Brokers Group, Inc., a member of Recipient in accordance with the Securities Exchange Act of 1934, as amended, or NYSE rules all press releases or other public communications of any of the Contributors or any of its employees of any sort relating to this Agreement or the transactions contemplated herein, and the method and timing of release for publication thereof, will be subject to the prior approval of Recipient, unless counsel for any of the Contributors advises the Contributors that they are required by law to make the disclosure. All press releases or other public communications of Recipient or of any of its respective employees, of any sort relating to this Agreement or the transactions contemplated herein, and the method and timing of release for publication thereof, will be subject to the prior approval of all the Contributors, unless counsel for Recipient advises Recipient it is required by law to make the disclosure.

         7.3......Confidential Information. In the event that the Closing is not consummated, except as and to the extent required by law or Governmental Authority, Recipient shall not disclose or use, and shall cause its
Representatives not to disclose or use, any Confidential Information (as hereinafter defined) with respect to the Partnership furnished or to be furnished, by any of the Contributors or their respective Representatives to Recipient or its Representatives in connection herewith. For purposes of this Agreement, "Confidential Information" means any information with respect to the Partnership stamped "confidential" or identified in writing as such to Recipient by any of the Contributors; provided, however, that "Confidential Information" does not include information which (i) is or becomes publicly available through no fault of Recipient or (ii) is obtained by Recipient from a source other than any of the Contributors, provided that such source was not bound by a duty of confidentiality to any of the Contributors with respect to such information.

         7.4......Reasonable  Commercial Efforts: Further Assurances. Subject to
the terms and conditions herein provided, and in addition to its obligations under Section 7.1 hereof, each of the parties hereto agrees to use its reasonable commercial efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement.

         7.5......Notifications.  Recipient agrees to promptly notify each of the Contributors and each of the Contributors agrees to promptly notify Recipient of:

                  (a) any fact, condition, event or occurrence known to any of the Contributors that will or reasonably may be expected to result in the failure of any of the conditions contained in Sections 8.1, 8.2 or 8.3 to be satisfied;

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

                  (d) any actions, suits, claims, investigations or proceedings commenced or, to the knowledge of any of the Contributors or Recipient, as the case may be, threatened against, relating to or involving or otherwise affecting any of the Contributors or the Partnership or Recipient, as the case may be, which, if pending on the date of this Agreement, would have been required to have been disclosed pursuant to Article 3 or Article 4, as the case may be, or which relate to the transactions contemplated by this Agreement.

                                    ARTICLE 8

                              CONDITIONS TO CLOSING

         8.1......Mutual Conditions. The respective obligations of each party to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment at or prior to Closing of the following conditions:

                  (a)      All Required Consents shall have been obtained;

                  (b) No Governmental Authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, judgment, decree, injunction or other order which prohibits consummation of the transactions contemplated by this Agreement. No litigation or threatened litigation challenging this Agreement or the transactions contemplated thereby shall exist.

                  (c) Each of the General Partners shall have entered into an Operating Agreement with Recipient in the form attached hereto as Exhibit C.

         8.2......Recipient's   Conditions.   The  obligation  of  Recipient  to
consummate the transactions contemplated by this Agreement shall be subject to the fulfillment prior to or at Closing of each of the following conditions:

                  (a) All representations and warranties made by each of the Contributors in this Agreement shall be true, correct and complete in all material respects on the date hereof and as of the Closing Date as though such representations and warranties were made as of the Closing Date, and each of the Contributors shall have duly performed or complied in all material respects with all of the covenants, obligations and conditions to be performed or complied with by it under the terms of this Agreement at or prior to Closing.

                   (b)  Each   General   Partner   shall  have  entered  into  a
non-competition  agreement with Recipient in the form attached hereto as Exhibit
B.

                  (c) The due diligence investigation of the Partnership by Recipient shall be reasonably satisfactory to Recipient.

                  (d) There shall not have been any pending or threatened litigation regarding this Agreement or the transactions contemplated hereby.

                  (e) The arbitration proceeding before the NYSE Board of Arbitration titled RSF Partners L.P., Robert Prosser, Joseph A. Rodriguez, James
F. Bowen III, Anne M. Prosser and Robert L. Prosser, Jr., Claimants against Isidore Fields, Respondent shall have been dismissed with prejudice and the Arbitration Parties shall have authorized the delivery of the Releases by the Escrow Agent.

                  (f) Effective as of the Closing Date, the Partnership shall have adopted the Agreement of Liquidation and shall have performed all acts necessary to effect the distribution of the Membership Interest to the General Partners as contemplated by this Agreement.

                  (g) Each General Partner shall have executed and delivered to Recipient an investment letter in the form attached hereto as Exhibit F and a non-competition agreement substantially in the form of Exhibit B hereto.

                  (h) The Contributors shall have delivered to Recipient the following documents:

                  (i) such instruments of sale, transfer, assignment, conveyance and delivery, in for and substance reasonably satisfactory to counsel for Recipient, as are required to transfer to Recipient good and marketable title to the Assets, free and clear of all Encumbrances;

                 (ii) certificates of each of the Contributors, or in the case of the Partnership, a certificate by a general partner in the name of and on behalf of the Partnership, dated the Closing Date, to the effect that (1) he is familiar with this Agreement and (2) to the best of his knowledge after reasonable investigation, the conditions specified Section 8.2(a) have been satisfied;

                (iii) certified copies of (1) the certificate of limited partnership or other charter documents of the Partnership and all amendments thereto and (2) documents evidencing the Partnership's authority with respect to the execution, delivery and consummation of this Agreement and the transactions contemplated hereby;

                 (iv) an opinion of counsel for the Contributors in form and content satisfactory to Recipient;

                  (v) instruments of transfer to Recipient regarding the securities constituting positions with respect to the Issues as of the Closing Date;

                 (vi) such other documents or instruments as Recipient reasonably requests to effect the transactions contemplated hereby; and

                (vii) A certificate signed by all the General Partners respecting the positions with respect to the Issues marked to market as of the Closing Date.

                  (i)  Recipient   shall  have  received   financial   resources
sufficient to expand its capital to satisfy requirements of the NYSE in form and substance reasonably satisfactory to Recipient.

                  (j) Except for the Fields Seat, the two other leases of NYSE seats used on the date hereof by the Partnership to conduct its specialist business shall have been amended to permit their use in connection with the specialist activities of Recipient after the Closing and such amended leases shall be in form and substance satisfactory to Recipient. Isidore Fields shall have leased the Fields Seat pursuant to the lease agreement attached as Exhibit E hereto.

                  (k) The Partnership shall have delivered and transferred to Recipient the long and short positions constituting the Net Position.

                   (l) Approval of Proceedings. All proceedings to be taken in connection with the transactions contemplated by this Agreement, and all documents incident thereto, including the Agreement of Liquidation of the Partnership, shall be reasonably satisfactory in form and substance to Recipient and its counsel, Gibbons, Del Deo, Dolan, Griffinger & Vecchione, P.C. (the "Agreement of Liquidation"); and Recipient shall have received copies of all documents or other evidence which it and such counsel may reasonably request in connection with such transactions and of all records of partnership proceedings in connection therewith in form and substance reasonably satisfactory to Recipient and such counsel.

         8.3......The  Contributors'  Conditions.  The obligation of each of the
Contributors to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment at or prior to the Closing of each of the following conditions:

                  (a) All representations and warranties made by Recipient in this Agreement shall be true, correct and complete in all material respects on the date hereof and as of the Closing Date as though such representations and warranties were made as of the Closing Date, and Recipient shall have duly performed or complied in all material respects with all of the covenants, obligations and conditions to be performed or complied with by it under the terms of this Agreement at or prior to Closing.

                  (b) All authorizations or approvals or other actions required in connection with the execution, delivery and performance of this Agreement by Recipient and the consummation by Recipient of the transactions contemplated hereby, shall have been obtained.

                  (c) Recipient shall have delivered to the Contributors the following documents:

                           (i) a certificate of the President of Recipient, dated the Closing Date, to the effect that
                                    (1) he is familiar with this Agreement,  and
                                    (2)  to the  best  of  his  knowledge  after
                                    reasonable  investigation,   the  conditions
                                    specified   in  Section   8.3(a)  have  been
                                    satisfied;

                           (ii) certified copies of (1) the certificate of formation or other charter documents of Recipient and all amendments thereto and (2) documents evidencing Recipient's authority with respect to the execution, delivery and consummation of this Agreement and the transactions contemplated hereby;

                           (iii)    an opinion of counsel for  Recipient in form
                                    and    content     satisfactory    to    the
                                    Contributors.

                           (iv) such other documents or instruments as the Contributors reasonably request to effect the transactions contemplated hereby.

                  (d)  Recipient  shall  have  paid  to  the   Contributors  the
Consideration, as set forth in Section 1.2.

                  (e) All proceedings to be taken in connection with the transactions contemplated by this Agreement, and all documents incident thereto, shall be reasonably satisfactory in form and substance to the Contributors and their respective counsel, and the Contributors shall have received copies of all documents or other evidence which it and such counsel may reasonably request.

                                    ARTICLE 9

                                   TERMINATION

         9.1......Termination.  This Agreement may be terminated at any time prior to Closing as follows:


                 (a) by mutual consent of all of the Contributors and Recipient;

                 (b) by all of the Contributors if Recipient shall breach, or by Recipient if any of the Contributors shall breach, in any material respect any of its representations, warranties or obligations contained in this Agreement; provided that such breach is not cured in all material respects within a 10-day period commencing on the date written notice of such breach is received by the breaching party;

                 (c) by all of the Contributors, on the one hand, or by Recipient, on the other, if all Required Consents have not been obtained by December 31, 1998 but not by a party hereto where the failure to obtain a Required Consent is a result of a breach of this Agreement by such party;

                 (d) by all of the Contributors, if any condition to Closing set forth in Section 8.3 shall have become impossible of fulfillment through no fault of the Contributors, or by Recipient, if any condition to Closing set forth in Section 8.2 shall have become impossible of fulfillment through no fault of Recipient; or

                 (e) by all of the Contributors, on the one hand, or by Recipient, on the other, if the Closing shall not have occurred on or before December 31, 1998 but not by a party hereto where the failure to close is a result of a breach of this Agreement by such party (or such later date as may be agreed upon in writing by Recipient and the Contributors).

                  Notwithstanding the foregoing, no Contributor may terminate this Agreement unless on the date of termination all loans by Recipient to the Partnership shall have been paid in full together with all interest therein or, in the case of subordinated loans or notes, terminated and securities securing such loans or notes have been returned to Recipient.

         9.2......Effect  of  Termination.   If  this  Agreement  is  terminated
pursuant to Section 9.1, all rights and obligations of the Contributors and Recipient hereunder shall terminate and no party shall have any liability to the other party, except for obligations of the parties in Section 5.4, Section 7.3 and Article 10, and except that nothing herein will relieve any party from liability for any breach of any representation or warranty herein contained prior to such termination.

         9.3......Right  to Proceed.  Anything in this Agreement to the contrary notwithstanding, if any of the conditions specified in Section 8.2 have not been satisfied at or prior to the Closing, Recipient shall have the right to proceed with the transaction contemplated hereby without waiving any of its rights hereunder, and if any of the conditions specified in Section 8.3 have not been satisfied at or prior to the Closing, the Contributors shall have the right to proceed with the transactions contemplated hereby without waiving any of its rights hereunder.

                                   ARTICLE 10

                                  MISCELLANEOUS

         10.1.....Notices.  All  notices  or other  communications  required  or permitted hereunder shall be in writing and shall be delivered personally, telecopied or sent by certified, registered or express air mail, postage prepaid, and shall be deemed given when so delivered personally or telecopied, or if mailed, five days after the date of mailing, as follows (or to such other address as any party hereto shall have duly notified the other parties):


              If to Recipient:                    Equitrade Partners, L.L.C.
                                                  14 Wall Street, 27th Floor
                                                  New York, New York  10005
                                   Tel:           (212) 964-0700
                                   Fax:           (212) 964-5911
                                   Attn:          Stephen DiLascio, President

              If to the                           RSF Partners
              Contributors:                       50 Broadway
                                                  New York, New York  10004
                                   Tel:           212-269-1025
                                   Attn:          Isidore Fields and
                                                  Joseph A. Rodriguez


                  A copy of any notice delivered to Recipient shall be sent to Gibbons, Del Deo, Dolan, Griffinger & Vecchione, P.C., One Riverfront Plaza, Newark, New Jersey 07102. Attention: Frank E. Lawatsch, Jr., Esq., Telecopier No. (973) 639-6249, and a copy of any notice delivered to Seller shall be sent to Kelly Drye & Warren LLP, 101 Park Avenue, New York, New York 10178,
Attention: Paul F. McCurdy, Esq., Telecopier (212) 808-7897 and The Goldstein Law Group P.C., 65 Broadway, New York, New York 10006, Attention: Sheldon E. Goldstein, Esq., Telecopier (212) 809-4228 (or to such other addressee as any party hereto shall have duly notified the other parties).

         10.2.....Survival.  The  representations and warranties provided for in
Article 3 of this Agreement shall survive for one year following the Closing for the benefit of the parties hereto and their successors and assigns.

         10.3.....Indemnification.

                  (a) Each of the Contributors hereby agrees to indemnify and hold harmless Recipient and its affiliates, members, employees and agents from and against any and all losses, liabilities, claims, expenses (including reasonable attorney's fees and expenses) and damages ("Losses") to the extent such Losses arise from or out of or are related to (i) any claims, known or unknown, relating to the Assets which occur prior to the Closing Date, (ii) any breach of any of the representations, warranties of, or (iii) any breach of any of the covenants or agreements of, the Partnership or any of the Contributors contained in this Agreement or any Schedule or Exhibit hereto which survive the Closing.

                  (b) Recipient agrees to indemnify and hold harmless the Contributors from and against all Losses to the extent that such Losses arise from or out of or are related to (i) any breach of the representations and warranties of Recipient contained in this Agreement or (ii) any breach of any of the covenants and agreements of Recipient contained in this Agreement which survive the Closing.

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

                  (f) The parties agree that any indemnification payments made pursuant to this Agreement shall be treated for tax purposes as an adjustment to the Consideration.

         10.4.....Expenses  Regardless of whether the transactions  provided for in this Agreement are consummated, except as otherwise provided herein, each party hereto shall pay its own expenses incident to this Agreement and the transactions contemplated herein.

         10.5.....Governing   Law  This  Agreement  shall  be  governed  by  and
construed in accordance with the internal laws of the State of New York without reference to conflict of law principles thereof.

         10.6.....Assignment.   Except  as  otherwise   provided  herein,   this
Agreement may not be assigned by operation of law or otherwise. This Agreement shall be binding upon and inure to the benefit of the parties hereto, their successors and assigns.

         10.7.....Counterparts.  This Agreement may be executed in counterparts, each of which shall be deemed an original agreement, but all of which together shall constitute one and the same instrument.

         10.8.....Titles  and  Headings.  The  headings and table of contents in this Agreement are for reference purposes only, and shall not in any way affect the meaning or interpretation of this Agreement.

         10.9.....Entire  Agreement. This Agreement (including the Schedules and
Exhibits hereto) and the agreements referred to herein shall together constitute the entire agreement among the parties with respect to the matters covered hereby and shall supersede all previous written, oral or implied understandings among them with respect to such matters.

         10.10....Amendment and Modification. This Agreement may only be amended or modified in writing signed by the party against which enforcement of such amendment or modification is sought.

         10.11....Waiver.  Any of the terms or conditions of this  Agreement may be waived at any time by the party or parties entitled to the benefit thereof, but only by a written notice signed by the party or parties waiving such terms or conditions.

         10.12....Severability.  The  invalidity of any portion hereof shall not affect the validity, force or effect of the remaining portions hereof. If it is ever held that any restriction hereunder is too broad to permit enforcement of such restriction to its fullest extent, each party agrees that an arbitrator may construe, and a court of competent jurisdiction may enforce, such restriction to the maximum extent permitted by law.




         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

                                                  EQUITRADE PARTNERS, L.L.C.





                                            By:________________________________
                                                Name:  Steve DiLascio
                                                Title:    President



                                                     RSF PARTNERS L.P.


                                            By: _______________________________
                                                 Name:
                                                 Title:



                                                -------------------------------
                                                      Joseph Rodriguez



                                                -------------------------------
                                                      James Bowen



                                                -------------------------------
                                                      Isidore Fields



                                                -------------------------------
                                                      Robert Prosser

                                    Exhibit A

                                   NYSE Issues

                                    Exhibit B

                            Noncompetition Agreement

                                    Exhibit C

                               Operating Agreement

                                    Exhibit D

                            Agreement of Liquidation

                                    Exhibit E


                               Form of Seat Lease

                                    Exhibit F


                            Form of Investment Letter

                                  Schedule 1.2

              Allocation of Membership Interest to the Contributors

                           Percentage                         Type of Membership
                           ----------                         ------------------

Joseph A. Rodriguez            3.51%                                  Active

James F. Bowen, III            3.51%                                  Active

Isidore Fields....             4.03%                                  Non-Active

Robert L. Prosser.             1.95%                                  Non-Active

                                  Schedule 1.3

                              Allocation of Deficit

       Name                                                           Percentage
       ----                                                           ----------

Joseph A. Rodriguez                                                       27.00%
James F. Bowen, III                                                       27.00%
Isidore Fields....                                                        31.00%
Robert L. Prosser, Sr.                                                    15.00%

                                  Schedule 3.5

                                Limited Partners

Anne M. Prosser
Robert L. Prosser, Jr.

                                  Schedule 3.6

                   Each Partners' Interest in the Partnership

     Name                                                             Percentage
     ----                                                             ----------

Isidore Fields....                                                        31.00%
James F. Bowen, III                                                       27.00%
Joseph A. Rodriguez                                                       27.00%
Robert L. Prosser, Sr.                                                    12.78%
Anne M. Prosser...                                                          .74%
Robert L. Prosser, Jr.                                                     1.48%

                                  Schedule 3.7

                                   Litigation

Arbitration proceeding before the NYSE Board of Arbitration titled RSF Partners L.P., Robert Prosser, Joseph A. Rodriguez, James F. Bowen III, Anne M. Prosser and Robert L. Prosser, Jr., Claimants against Isidore Fields, Respondent

On or about  June 26,  1998 the NYSE  Market  Surveillance  Division  opened  an investigation which it referred to the NYSE Division of Enforcement ("Enforcement") on or about September 25, 1998 involving the Firm's compliance with NYSE Rules 106 and 342. The Partnership and Enforcement have agreed in principle to settle the matter in its entirety in exchange for the Firm paying the NYSE $30,000 and a censure. In addition, the NYSE will issue letters of admonition to Messrs. Rodriguez and Fields.

                                  Schedule 7.1

                  Approvals needed from New York Stock Exchange

Market Performance Committee Approval

Quality of Markets Committee Approval

                                                                   EXHIBIT 10.3

                              EMPLOYMENT AGREEMENT

        AGREEMENT dated as of April 1, 1999 by and between NATIONAL DISCOUNT BROKERS GROUP, INC., a Delaware corporation, with its principal offices located at Ten Exchange Place Centre, Jersey City, New Jersey 07302 (the "Company"), and Frank E. Lawatsch, Jr., with an address at 11 The Fairway, Upper Montclair, New Jersey 07043 ("Employee");

                                R E C I T A L S:

        WHEREAS, the Company desires to employ Employee and Employee is desirous of and wishes to accept such employment on the terms and conditions hereinafter set forth;

        NOW, THEREFORE, it is agreed as follows:

1.  DEFINITIONS

        As used in this Agreement, the following terms shall have the meanings set forth below:

        1.1 "Affiliate" shall mean a corporation which, directly or indirectly, controls, is controlled by or is under common control with the Company, and for purposes hereof, "control" shall mean the ownership of 20% or more of the Voting Stock of the corporation in question.

        1.2  "Basic Salary" shall have the meaning assigned to that term in
Section 5.1 of this Agreement.

        1.3 "Board" shall mean the Board of Directors of the Company as duly constituted from time to time. Any action of the Board hereunder with respect to this Agreement shall require the approval of a majority of the whole Board of Directors of the Company.

        1.4 "Business" shall mean the business conducted by the Company or any Subsidiary, directly or indirectly.

        1.5  "Cause" shall mean any of the following:

                  (a) The conviction of Employee for a felony, or the willful commission by Employee of a criminal act or other act that in the reasonable judgment of the Board causes or will likely cause substantial economic damage to the Company or substantial injury to the business reputation of the Company;

                  (b) The commission by Employee of an act of fraud in the performance of Employee's duties on behalf of the Company;

                  (c) The continuing willful failure of Employee to perform the substantive duties of Employee to the Company (other than any such failure resulting from Employee's incapacity due to physical or mental illness) after written notice thereof (specifying the particulars thereof in reasonable detail) and a reasonable opportunity to be heard and cure such failure are given to Employee by the compensation committee of the Board, or

                  (d) the order of a  federal  or state  regulatory  agency or a
court  of  competent   jurisdiction  requiring  the  termination  of  Employee's
employment.

                For purposes of this subparagraph, no act, or failure to act, on Employee's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interests of the Company or a Subsidiary.

         1.6  "Change of Control" shall mean:

         (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, Mr. Arthur Kontos and any Affiliate of Mr. Kontos, or a person engaging in a transaction of the type described in clause (C) of this subsection but which does not constitute a change in control under such clause, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities;

         (B) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a person who has entered into as agreement with the Company to effect a transaction described in clauses (A), (C) or (D) of this subsection) whose election by the Board or nomination for election by the Company shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof;

         (C) the shareholders of the Company approve, or if no shareholder approval is required or obtained, the Company or a subsidiary of the Company completes a merger, consolidation or similar transaction of the Company or a subsidiary of the Company with or into any other corporation, or a binding share exchange involving the Company's securities occurs, other than any such transaction which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 66 2/3% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such transaction; or

         (D) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets.

        1.7 "Code" shall mean the Internal Revenue Code of 1986, as amended, and the rules, regulations and interpretations issued thereunder.

        1.8  "Commencement Date" shall be April 1, 1999

        1.9 "Confidential Information" shall include, without limitation by reason of specification, any information, including, without limitation, trade secrets, operational methods, methods of doing business, technical processes, formulae, designs and design projects, inventions, research projects, strategic plans, possible acquisition information and other business affairs of the Company or its Affiliates, which (i) is or are designed to be used in, or are or may be useful in connection with, the Business of the Company, any Subsidiary or any Affiliate of any thereof, or which, in the case of any of these entities, results from any of the research or development activities of any such entity, or (ii) is private or confidential in that it is not generally known or available to the public, except as the result of unauthorized disclosure by or information supplied by Employee, or (iii) gives the Company or a Subsidiary or any Affiliate an opportunity or the possibility of obtaining an advantage over competitors who may not know or use such information or who are not lawfully permitted to use the same.

        1.10 "Date of Termination" shall mean the Term Date, or any date upon which this Agreement shall terminate pursuant to Section 7 hereof.

        1.11 "Disability" shall mean the inability of Employee to perform Employee's duties of employment for the Company, if employed by the Company or a Subsidiary, pursuant to the terms of this Agreement and by-laws of the Company as hereinafter provided, because of physical or mental disability, where such disability shall have existed for a period of more than 90 consecutive days or an aggregate of 120 days in any 365 day period. The existence of a Disability means that Employee's mental and/or physical condition substantially interferes with Employee's performance of his substantive duties for the Company and/or its Subsidiaries as specified in this Agreement. The fact of whether or not a Disability exists hereunder shall be determined by professionally qualified medical experts selected by the Board and reasonably acceptable to Employee or his agent.

        1.12  "Duties" shall have the meaning assigned to that term in Section
2.1 of this Agreement.

        1.13 "Employment Year" shall mean each twelve-month period, or part thereof, during which Employee is employed hereunder, commencing on the Commencement Date and on the same day of the subsequent calendar year and each consecutive 12 month period thereafter.

        1.14 "Good  Reason"  shall have the  meaning  given such term in Section
7.6.

        1.15 "Normal Retirement Date" shall mean the month in which Employee turns age 62 or such earlier date as Employee may elect to retire under the retirement plan(s) of the Company without the consent of the Company.

        1.16 "Panel" shall have the meaning given such terms in Section 8.

        1.17 "Person" shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, limited liability company, institution, public benefit corporation, entity or government (whether federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

        1.18 "Subsidiary" shall mean a corporation of which more than 50% of the Voting Stock is owned, directly or indirectly, by the Company.

        1.19 "Term" shall mean the term of employment of Employee under this Agreement.

        1.20  "Term Date" shall have the meaning assigned to that term in
Section 3 of this Agreement.

        1.21 "Voting Stock" shall mean capital stock of a corporation which gives the holder the right to vote in the election of directors for such corporation in the ordinary course of business and not as the result of, or contingent upon, the happening of any event.

        Wherever from the context it appears appropriate, each word or phrase stated in either the singular or the plural shall include the singular and the plural, and each pronoun stated in the masculine, feminine or neuter gender shall include the masculine, feminine and neuter.

2.  EMPLOYMENT AND DUTIES OF EMPLOYEE

        2.1 Employment; Title; Duties. The Company hereby employs Employee, and Employee hereby accepts appointment, as Executive Vice President, Secretary and General Counsel of the Company. The duties of Employee shall be to have general supervisory authority over the legal and regulatory affairs of the Company and its Subsidiaries, mergers and acquisitions involving the Company or its Subsidiaries, due diligence on acquisition proposals, corporate secretarial duties for the Company and its Subsidiaries, those responsibilities assigned to him by the Board or the Chief Executive Officer of the Company, and to render services as are necessary and desirable to protect and to advance the best interests of the Company and its Subsidiaries (collectively, the "Duties"), acting, in all instances, under the supervision of and in accordance with the policies set by the Board or the Chief Executive Officer of the Company.

        2.2 Performance of Duties. Employee shall devote substantially all his working time to perform the Duties as an executive of the Company and for the performance of such other executive duties as are assigned to him from time-to-time by the Board or the Chief Executive Officer of the Company. During the Term, Employee: (i) shall comply with all laws, statutes, ordinances, rules and regulations relating to the Business, and (ii) shall not engage in or become employed, directly or indirectly, in a business which competes with the Business of the Company and its Subsidiaries, without the prior written consent of the Board or the Chief Executive Officer of the Company, nor shall he act as a consultant to or provide any services to, whether on a remunerative basis or otherwise, the commercial or professional business of any other Person which competes with the Business of the Company and its Subsidiaries, without such written consent, which, in both instances, may be given or withheld by the Board in its absolute discretion. It shall not be a violation of the foregoing provisions of this Agreement for Employee to render legal services (including service on board of directors) to a list of clients delivered to the Chief Executive Officer by Employee from time to time.

3.  TERM OF EMPLOYMENT

        The employment of Employee pursuant to this Agreement commenced as of the Commencement Date and shall end two years thereafter, unless sooner terminated pursuant to Section 7 (the "Term Date").

4.  COMPENSATION AND BENEFITS

        The Company shall pay Employee, as compensation for all of the services to be rendered by him hereunder during the Term, and in consideration of the various restrictions imposed upon Employee during the Term and the Restricted Period, and otherwise under this Agreement, the Basic Salary and other benefits as provided for and determined pursuant to Sections 5 and 6, inclusive, of this Agreement; provided, however, that no compensation shall be paid to Employee under this Agreement for any period subsequent to the termination of employment of Employee for any reason whatsoever, except as provided in Section 7.

5.  BASIC SALARY/BONUS

        5.1 Basic Salary. The Company shall pay Employee, as compensation for all of the services to be rendered by him hereunder during each Employment Year, a salary of $225,000 per Employment Year (as adjusted upward by the Board from time to time) (the "Basic Salary"), payable in substantially equal semi-monthly payments, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations, deductions for employee contributions to welfare benefits provided by the Company to Employee and such other deductions or amounts, if any, as are authorized by Employee. The Basic Salary shall be prorated for the month in which employment by the Company or a Subsidiary commences or terminates, and for any Employment Year which is less than twelve (12) months in duration. The Basic Salary may be increased from time-to-time by the Board and, once increased, shall not thereafter be reduced. The Basic Salary shall be reviewed at least once in every Employment Year by a committee of the Board responsible for determining compensation of senior management of the Company, each of the members of which is a "non-employee-director" as defined in Rule 16b-3 of the Securities and Exchange Commission under the Act (the "Committee"). Any increase in Basic Salary shall not serve to offset or reduce any other obligation to Employee under this Agreement.

        5.2 Bonus. Employee will be awarded and, unless deferred by Employee, paid a cash bonus (the "Bonus") for each Employment Year within ninety days after the close of the fiscal year of the Company ending within such Employment Year in an amount determined in accordance with the Company's then-current bonus or incentive compensation plan in an amount appropriate for the general counsel of the Company, but not less than $75,000 (pro rated for any portion of an Employment Year of less than 12 months). The Committee in consultation with Employee shall establish in advance of each fiscal year of the Company during the Term goals and levels of the Bonus for such fiscal year which shall be related to the estimated budget for the Company for such fiscal year.

        5.3 Equity Participation. The Company hereby grants to Employee a stock option in the form attached as Exhibit A hereto for 15,000 shares of common stock of the Company.

6.  ADDITIONAL BENEFITS AND REIMBURSEMENT FOR EXPENSES

        6.1 Additional Benefits. The Company shall provide the following additional benefits to Employee during the Term:

                (i) provision of a comprehensive medical indemnity policy for Employee and his family having terms no less favorable than the coverage made available to other executives of the Company;

                (ii) a comprehensive disability policy for Employee having terms no less favorable than coverage made available to other executives of the Company;

                (iii) payment of the rental of an unreserved parking space at the office in which the Company has its principal executive offices;

                (iv)  twenty working days of paid vacation; and

                (v) such other benefits as the Board shall lawfully adopt and approve for Employee; and

        6.2 Reimbursement for Expenses. The Company shall pay or reimburse Employee for all reasonable expenses actually incurred or paid by him during the Term in the performance of his services under this Agreement, upon presentation of such bills, expense statements, vouchers or such other supporting information as the Board may reasonably require. In the event the Company requires Employee to travel on business during the Term, Employee shall be reimbursed for any travel expenses in accordance with this Section 6.2.

7.  TERMINATION OF EMPLOYMENT

        7.1 Death. If Employee dies during the Term, this Agreement shall terminate, except that the Company shall continue to pay to Employee's spouse, or in the absence of a surviving spouse, his estate, Employee's Basic Salary for a period through the third full month following the date of death, provide welfare benefits to his family for the balance of the stated Term (but not less than one year) as if Employee had not died, and pay accrued and unpaid Bonus for any completed Employment Year and provide for the payment of the life insurance benefit provided to him by the Company.

        7.2 Disability. If, during the Term, Employee has a Disability, the Company may, at any time after Employee has a Disability, terminate Employee's employment by written notice to him. In the event that Employee's employment is terminated, this Agreement shall terminate except that the Company shall continue to pay Employee's Basic Salary for a period through the third full month following the date of the termination of his employment, pay any accrued and unpaid Bonus for any completed Employment Year and provide welfare benefits to his family for the balance of the stated Term (but not less than one year), as if Employee had not been terminated for Disability, pay accrued and unpaid Bonus for any completed Employment Year and pay or provide for the payment of the disability benefit provided for him, until Employee reaches age 65.

        7.3 Voluntary Termination. This Agreement may be terminated by Employee at any time with or without cause upon sixty (60) days prior written notice to the Company. After such sixty day period, the Company shall have no further liability to make payments hereunder except those required by law or which were accrued and unpaid at the end of the Term (including any accrued and unpaid Bonus).

        7.4 Termination for Cause. The Company may terminate Employee's employment hereunder for Cause at any time by written notice given to Employee by the Board. Upon such termination Employee shall not have any right to receive any further payments hereunder except for amounts accrued and unpaid hereunder prior thereto and provide welfare benefits as required by law and except as provided in Section 7.8.

        7.5 Termination Without Cause. If Employee's employment by the Company is terminated by the Company without Cause, Employee shall be entitled to continued payment of (i) the Basic Salary and (ii) the Bonus (at the rate currently in effect but not less than $75,000), each for the balance of the stated Term of this Agreement as if this Agreement had not been terminated or one year whichever is greater and provide the benefits described in Section 6.1 for greater of the balance of the then stated Term as if this Agreement had not been terminated or one year.

        7.6. Termination for Good Reason. In the event Employee terminates his employment with the Company for Good Reason, Employee shall receive the same payments and benefits as he would have received if his employment by the Company was terminated without Cause pursuant to Section 7.5. Good Reason for purposes of this Agreement means:

                (a) (i) The assignment by the Company to Employee of duties which are materially different than those of the general counsel of the Company as described in this Agreement, (ii) the removal of Employee from, or any failure to reappoint or reelect Employee to, the highest title held by Employee, except in connection with a termination of Employee's employment by the Company for Cause, or by reason of Employee's death or Disability,

                (b) A reduction or non-payment of Employee's Basic Salary or failure to review Employee's Basic Salary as required in this Agreement or failure to pay the Bonus;

                (c) A breach by the Company of this Agreement which is not cured within thirty (30) days after written notice thereof to the Board by Employee;

                (d) Requiring Employee to be based anywhere other than the Company's then current principal executive office except for required travel on the Company's business,

                (e) The failure by the Company to continue to provide Employee with substantially the same welfare benefits (which for purposes of this Agreement shall mean benefits under all welfare plans as that term is defined in
Section 3(1) of Employee Retirement Income Security Act of 1974, as amend), any prerequisites, including participation on a comparable basis in retirement plans, stock option plans, stock award plans, and other plans in which executives of the Company of comparable title and salary participate, or with a package of welfare benefits and prerequisites, that, though one or more of such benefits or prerequisites may vary from those, including participation on a comparable basis in such retirement plans, stock option plans and stock award plans, is substantially comparable in all material respects to such welfare benefits and prerequisites, including participation on a comparable basis in the Company's retirement plans, stock option plans and stock award plans, taken as a whole;

                (f) The failure of the Company to obtain the express written assumption of and agreement to perform this Agreement by any successor as contemplated in Section 13 hereof; or

                (h)  A Change of Control shall occur.

        7.7 Notice of Termination. Any purported termination of Employee's employment by the Company by reason of Employee's Disability or for Cause, or by Employee for Good Reason shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice given by Employee or the Company, which shall indicate the specific basis for termination of employment and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for determination of any payments under this Agreement.

        7.8 Date of Termination. For purposes of this Agreement, "Date of Termination" shall mean the date of termination of employment specified in the Notice of Termination, which shall not be more than ninety (90) days after such Notice of Termination is given, as such date may be modified pursuant to the following two sentences. If within thirty (30) days after any Notice of Termination is given, the party who receives such Notice of Termination notifies the other party that a Dispute exists (a "Notice of Dispute"), the Date of Termination shall be the date on which the Dispute is finally determined, either by mutual written agreement of the parties, by the Panel, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected); provided that the Date of Termination shall be extended by a Notice of Dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such Dispute with reasonable diligence, and provided further that pending the resolution of any such Dispute, the Company shall continue to pay Employee the same Basic Salary and to provide Employee with the same or substantially comparable welfare benefits and prerequisites, including participation in the Company's retirement plans, profit sharing plans, to the extent then so available at the date of such determination, stock option plans, stock award plans or stock appreciation right plans that Employee was paid and provided to the extent that such continued participation is possible under the general terms and provisions of such plans, programs and benefits but in no event beyond the Term Date. Should a Dispute ultimately be determined in favor of the Company, then all sums (net of tax withholdings by the Company from such sums) paid by the Company to Employee from the Date of Termination specified in the Notice of Termination until final resolution of the Dispute pursuant to this paragraph shall be repaid promptly by Employee to the Company, all options, rights and stock awards granted to Employee during such period shall be canceled or returned to the Company, and no service as an employee shall be credited to Employee for such period for pension purposes. Employee shall not be obligated to pay to the Company the cost of providing Employee with welfare benefits and prerequisites for such period, unless the final judgment, order or decree of a court arbitration panel or other body resolving the Dispute determines that Employee acted in bad faith in giving a Notice of Dispute. Should a Dispute ultimately be determined in favor of Employee, then Employee shall be entitled to retain all sums paid to Employee under this subparagraph pending resolution of the Dispute and shall be entitled to receive, in addition, the payments and other benefits provided for in Section 7 to the extent not previously paid hereunder and the payment of Employee's reasonable legal fees incurred as a result of such Dispute upon submission to the Company of a detailed statement of fees from Employee's attorneys.

8.  ARBITRATION

         Except as otherwise provided herein, the parties hereby agree that any Dispute or any dispute regarding the rights and obligations of any party under this Agreement or under any law governing the relationship created by this Agreement, including without limitation Employee's challenge of a purported termination for Cause or Disability, must be resolved pursuant to this Section
8. Within seven (7) days of either party's written notice to the other of his or its desire to submit any Dispute or arbitrable matter as set forth herein to arbitration, the parties will meet to attempt to amicably resolve their differences and, failing such resolution, either or both of the parties may submit the matter to mandatory and binding arbitration with the Center for Public Resources ("CPR"). The issue(s) in dispute shall be settled by arbitration in accordance with the Center for Public Resources Rules for Non-Administered Arbitration of Business Disputes, by a panel of three arbitrators (the "Panel"). The only issue(s) to be determined by the Panel will be those issues specifically submitted to the Panel. The Panel will not extend, modify or suspend any of the terms of this Agreement. The arbitration shall be governed by the United States Arbitration Act, 9 U.S.C. ss.1-16, and judgment upon the award rendered by the Panel may be entered by any court having jurisdiction thereof. A determination of the Panel shall be by majority vote.

         Promptly following receipt of the request for arbitration, CPR shall convene the parties in person or by telephone to attempt to select the arbitrators by agreement of the parties. If agreement is not reached, the Company shall select one arbitrator and Employee shall select one other arbitrator. These two arbitrators shall select a third arbitrator. If these two arbitrators are unable to select the third arbitrator by mutual agreement, CPR shall submit to the parties a list of not less than eleven (11) candidates. Such list shall include a brief statement of each candidate's qualifications. Each party shall number the candidates in order of preference, shall note any objection they may have to any candidate, and shall deliver the list so marked back to CPR. Any party failing without good cause to return the candidate list so marked within ten (10) days after receipt shall be deemed to have assented to all candidates listed thereon. CPR shall designate the arbitrator willing to serve for whom the parties collectively have indicated the highest preference and who does not appear to have a conflict of interest. If a tie should result between two candidates, CPR may designate either candidate.

        This agreement to arbitrate is specifically enforceable. Judgment upon any award rendered by the Panel may be entered in any court having jurisdiction. The decision of the Panel within the scope of the submission is final and binding on all parties, and any right to judicial action on any matter subject to arbitration hereunder hereby is waived (unless otherwise provided by applicable law), except suit to enforce this arbitration award or in the event arbitration is not available for any reason or in the event the Company shall seek equitable relief to enforce Section 9 of this Agreement. If the rules of the CPR differ from those of this Section 8, the provisions of this Section 8 will control. The Company shall pay all the costs of arbitration including the fees of the arbitrators, and the arbitrators shall award reasonable legal fees to Employee, unless the arbitrators or a judicial forum shall finally determine that Employee acted in bad faith.

9.  CONFIDENTIAL INFORMATION AND PROPRIETARY INTERESTS

        9.1 Acknowledgment of Confidentiality. Employee understands and acknowledges that he may obtain Confidential Information during the course of his employment by the Company. Accordingly, Employee agrees that he shall not, either during the Term or at any time within one year after the Date of Termination (the "Restricted Period"), (i) use or disclose any such Confidential Information outside the Company, its Subsidiaries and Affiliates; or (ii) except as required in the proper performance of his services hereunder, remove or aid in the removal of any Confidential Information or any property or material relating thereto from the premises of the Company or any Subsidiary or Affiliate.

        The foregoing confidentiality provisions shall cease to be applicable to any Confidential Information which becomes generally available to the public (except by reason of or as a consequence of a breach by Employee of his obligations under this Section 9).

        In the event Employee is required by law or a court order to disclose any such Confidential Information, he shall promptly notify the Company of such requirement and provide the Company with a copy of any court order or of any law which in his opinion requires such disclosure and, if the Company so elects, to the extent that he is legally able, permit the Company an adequate opportunity, at its own expense, to contest such law or court order.

        9.2 Delivery of Material. Employee shall promptly, and without charge, deliver to the Company on the termination of his employment hereunder, or at any other time the Company may so request, all memoranda, notes, records, reports, manuals, computer disks, videotapes, drawings, blueprints and other documents (and all copies thereof) relating to the Business of the Company, its Subsidiaries and its Affiliates, and all property associated therewith, which he may then possess or have under his control.

11.  SURVIVAL

        The provisions of Sections 7, 8, 9, 10 and 14 shall survive termination of this Agreement and remain enforceable according to their terms.

11.  SEVERABILITY

        The invalidity or unenforceability of any provision of this Agreement shall in no way affect the validity or enforceability of any other provisions hereof.

12.  NOTICES

        All notices, demands and requests required or permitted to be given under the provisions of this Agreement shall be deemed duly given if made in writing and delivered personally or mailed by postage prepaid certified or registered mail, return receipt requested, accompanied by a second copy sent by ordinary mail, which notices shall be addressed as follows:

                If to the Company:

                National Discount Brokers Group, Inc.
                10 Exchange Place Centre
                15th Floor
                Jersey City, New Jersey 07302

                with a copy to:

                Gibbons, Del Deo, Dolan, Griffinger & Vecchione
                One Riverfront Plaza
                Newark, New Jersey 07102-5497
                Attn:  Ralph N. Del Deo, Esq.

                If to Employee:

                Frank E. Lawatsch, Jr.
                11 The Fairway
                Upper Montclair, New Jersey 07043

        By notifying the other parties in writing, given as aforesaid, any party may from time-to-time change its address or the name of any person to whose attention notice is to be given, or may add another person to whose attention notice is to be given, in connection with notice to any party.

13.  ASSIGNMENT AND SUCCESSORS

        Neither this Agreement nor any of his rights or duties hereunder may be assigned or delegated by Employee. This Agreement is not assignable by the Company, including, without limitation, to any successor in interest which takes over all or substantially all of the business of the Company, as it is conducted at the time of such assignment, without the written consent of Employee. Any corporation into or with which the Company is merged or consolidated or which takes over all or substantially all of the business of the Company shall be deemed to be a successor of the Company for purposes hereof and the Company shall require as a condition thereof that such corporation assume this Agreement in form and substance satisfactory to Employee. This Agreement shall be binding upon and, except as aforesaid, shall inure to the benefit of the parties and their respective successors and permitted assigns.

14.  LIMITATION ON PAYMENTS

        In the event that any payment or benefit received or to be received by Employee in connection with the termination of Employee's employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any person whose actions result in a Change in Control of the Company or any person affiliated with the Company or such person) (collectively with the payments and benefits hereunder, "Total Payments") would not be deductible (in whole or part) as a result of section 280G of the Code by the Company, an affiliate or other person making such payment or providing such benefit, the payments and benefits hereunder shall be reduced until no portion of the Total Payments is not deductible, or the payments and benefits hereunder are reduced to zero. At Employee's request, such reduction may be effected by extending the date the payment would otherwise be due by not more than five years or by decreasing the amount of the payment or benefit otherwise due and payable. For purposes of this limitation (i) no portion of the Total Payments the receipt or enjoyment of which Employee shall have effectively waived in writing prior to the date of payment shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which, in the opinion of tax counsel selected by Employee and acceptable to the Company's independent auditors, is not likely to constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, (iii) the payments and benefits hereunder shall be reduced only to the extent necessary so that, in the opinion of the tax counsel referred to in clause (ii), the Total Payments (other than those referred to in clauses (i) or (ii)) in their entirety are likely to constitute reasonable compensation for services actually rendered within the meaning of section 280G(b)(4) of the Code or are otherwise not likely to be subject to disallowance as deductions; and (iv) the value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

15.  ENTIRE AGREEMENT, WAIVER AND OTHER

        15.1. Integration. This Agreement together with the Change of Control Agreement dated the date hereof between the Company and Employee contains the entire agreement of the parties hereto on its subject matter and supersedes all previous agreements between the parties hereto, written or oral, express or implied, covering the subject matter hereof. No representations, inducements, promises or agreements, oral or otherwise, not embodied herein, shall be of any force or effect.

        15.2. No Waiver. No waiver or modification of any of the provisions of this Agreement shall be valid unless in writing and signed by or on behalf of the party granting such waiver or modification. No waiver by any party of any breach or default hereunder shall be deemed a waiver of any repetition of such breach or default or shall be deemed a waiver of any other breach or default, nor shall it in any way affect any of the other terms or conditions of this Agreement or the enforceability thereof. No failure of the Company to exercise any power given it hereunder or to insist upon strict compliance by Employee with any obligation hereunder, and no custom or practice at variance with the terms hereof, shall constitute a waiver of the right of the Company to demand strict compliance with the terms hereof.

        Employee shall not have the right to sign any waiver or modification of any provisions of this Agreement on behalf of the Company, nor shall any action taken by Employee reduce his obligations under this Agreement.

        This Agreement may not be supplemented or rescinded except by instrument in writing signed by all of the parties hereto after the date hereof. Neither this Agreement nor any of the rights of any of the parties hereunder may be terminated except as provided herein.

16.  MISCELLANEOUS

        16.1 Governing Law. This Agreement shall be governed by and construed, and the rights and obligations of the parties hereto enforced, in accordance with the laws of the State of New Jersey.

        16.2 Headings. The Section and Subsection headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

        16.3 Severability. The invalidity or unenforceability of any provision of this Agreement shall in no way affect the validity or enforceability of any other provisions hereof.

        16.4 Obligations of Company. The Company's obligation to pay Employee the compensation and to make the arrangements provided herein shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any setoff, counterclaim, recoupment, defense or other right which the Company may have against Employee or anyone else. All amounts payable by the Company hereunder shall be paid without notice or demand. Except as expressly provided herein, the Company waives all rights which it may now have or may hereafter have conferred upon it, by statute or otherwise, to terminate, cancel or rescind this Agreement in whole or in part. Except as provided in
Section 7.8 herein, each and every payment made hereunder by the Company shall be final and the Company will not seek to recover for any reason all or any part of such payment from Employee or any person entitled thereto. Employee shall not be required to mitigate the amount of any payment or other benefit provided for in this Agreement by seeking other employment or otherwise.

        16.5 Rights of Beneficiaries of Employee. This Agreement shall inure to the benefit of, and be enforceable by, Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Employee should die while any amounts would still be payable to Employee hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Employee's devisee, legatee or other designee or, if there be no such designee, to Employee's estate.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above, to be effective as of the Commencement Date.

                                       National Discount Brokers Group, Inc.


                                       By:____________________________________
                                          Name:   Arthur Kontos
                                          Title:  Chief Executive Officer


                                          -------------------------------------
                                                  Frank E. Lawatsch, Jr.

                                    EXHIBIT A


                      NATIONAL DISCOUNT BROKERS GROUP, INC.

                             1995 Stock Option Plan



         National Discount Brokers Group, Inc. a Delaware corporation (the "Corporation"), hereby grants to the person named below an option to purchase shares of Common Stock, $.01 par value per share, of the Corporation (the "Option") under and subject to the Corporation's 1995 Stock Option Plan (the "Plan") exercisable on the following terms and conditions and those set forth on the attached terms and conditions (the "Agreement") and the Plan:

Name of Optionee:            Frank E. Lawatsch, Jr.

Address:                     11 The Fairway, Upper Montclair, New Jersey 07043

Social Security No.:         ###-##-####

Number of Shares:            15,0001

Option Price:                Fair Market Value on April 1, 1999

Date of Grant:               April 1, 1999

Exercisability                      Schedule:  1/3; 1/3; 1/3; ie, a third of the
                                    total   each   anniversary   date  with  any
                                    remainder added to last date e.g. April 1, 2000, 2001, 2002; provided, however, that this option shall vest in its entirety upon a Change of Control as defined in the Change of Control Agreement between the Company and the Optionee or in the Plan.

Expiration Date:  March 31, 2010

         Progressive  stock  options.  This  Option  shall  have the  benefit of
Section 5(j) of the Plan.

         By Acceptance of this Option, the Optionee agrees to the terms and conditions hereof.

                                         NATIONAL DISCOUNT BROKERS GROUP, INC.


                                         By:_________________________________
                                            Name:   James Lynch, Jr.
                                            Title:  Member of the Compensation
                                                    Committee
ACCEPTED:

--------------------------



--------
1 The Option shall be an incentive stock option except that to the extent the option will exceed Code Section 422 limitation on incentive stock options, the option shall be non-qualified stock option.

                                                                  EXHIBIT 10.4

                      NATIONAL DISCOUNT BROKERS GROUP, INC.
                           CHANGE OF CONTROL AGREEMENT

         THIS AGREEMENT dated and entered into on February 8, 1999 effective as of the 1st day of April, 1999, by and between National Discount Brokers Group, Inc., a Delaware corporation (together with any successor, the "Company"), and Frank E. Lawatsch, Jr. residing at the address set forth below his or her signature, (the "Employee").

                                   WITNESSETH:

         WHEREAS, should the Company receive a proposal from, or engage in discussions with, a third person, whether solicited by the Company or unsolicited, concerning a possible business combination with or the acquisition of a substantial portion of voting securities of either party, the Board of Directors of the Company (the "Board") has deemed it imperative that it and the Company be able to rely on the Employee to continue to serve in his or her position, and that the Board and the Company be able to receive and rely upon his or her advice, if they request it, as to the best interests of the Company and its shareholders, without concern that the Employee might be distracted by the personal uncertainties and risks that such a proposal or discussions might otherwise create; and

         WHEREAS, the Company desires to enhance employee morale and its ability to retain existing management; and

         WHEREAS, the Company desires to reward the Employee for his or her valuable, dedicated service to the Company should his or her service be terminated under circumstances hereinafter described; and

         WHEREAS, the Employee is presently a key employee with whom the Company has been authorized by the Board to enter into this Agreement;

         NOW, THEREFORE, to assure the Company of the Employee's continued dedication and the availability of his or her advice and counsel in the event of any such proposal, to induce the Employee to remain in the employ of the Company, and to reward the Employee for his or her valuable, dedicated service to the Company should his or her service be terminated under circumstances hereinafter described, and for other good and valuable consideration, the receipt and adequacy whereof each party acknowledges, the Company and the Employee agree as follows:

1.       OPERATION, EFFECTIVE DATE, AND TERM OF AGREEMENT

         (a) This Agreement shall commence on the date hereof and continue in effect until two years after a Change of Control shall occur.

         (b) This Agreement is effective and binding on both parties as of the date hereof. Notwithstanding its present effectiveness, the provisions of paragraphs 3 and 4 of this Agreement shall become operative only when, as and if there has been a "Change in Control". For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred if (X) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, Mr. Arthur Kontos and any Affiliate of Mr. Kontos, or a person engaging in a transaction of the type described in clause (Z) of this subsection but which does not constitute a change in control under such clause, is or become the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities entitled to vote in the election of directors; or (Y) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clauses (X) or (Z) of this Subsection) whose election by the Board or nomination for election by the Company shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved ("Continuing Members"), cease for any reason to constitute a majority thereof; or (Z) the shareholders of the Company approve or, if no shareholder approval is required or obtained, the Company or a subsidiary of the Company completes a merger, consolidation or similar transaction of the Company or such a subsidiary with or into any other corporation, or a binding share exchange involving the Company's securities, other than any such transaction which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 66 2/3% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such transaction, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets.

2.       EMPLOYMENT OF THE EMPLOYEE

         Nothing herein shall affect any right which the Employee or the Company may otherwise have to terminate the Employee's employment by the Company at any time in any lawful manner, subject always to the Company's providing to the Employee the payments and benefits specified in paragraphs 3 and 4 of this Agreement to the extent hereinbelow provided.

         In the event any person commences a tender or exchange offer, circulates a proxy statement to the Company's shareholders or takes other steps designed to effect a Change in Control as defined in paragraph 1 of this Agreement, the Employee agrees that he or she will not voluntarily leave the employ of the Company, and will continue to perform his or her regular duties and to render the services specified in the recitals of this Agreement, until such person has abandoned or terminated its efforts to effect a Change in Control or until a Change in Control has occurred. Should the Employee voluntarily terminate his or her employment before any such effort to effect a Change in Control has commenced, or after any such effort has been abandoned or terminated without effecting a Change in Control and no such effort is then in process, this Agreement shall lapse and be of no further force or effect.

3.       TERMINATION FOLLOWING CHANGE IN CONTROL

         (a) If any of the events described in paragraph 1 hereof constituting a Change in Control shall have occurred, the Employee shall be entitled to the benefits provided in paragraph 4 hereof upon the subsequent termination of his or her employment within the applicable period set forth in paragraph 4 hereof following such Change in Control unless such termination is (i) due to the Employee's death or Retirement; or (ii) by the Company by reason of the Employee's Disability or for Cause; or (iii) by the Employee other than for Good Reason.

         (b) If following a Change in Control, the Employee's employment is terminated by reason of his or her death or Disability, the Employee shall be entitled to death or long-term disability benefits, as the case may be, from the Company no less favorable than those benefits to which he or she would have been entitled had the death or termination for Disability occurred during the six-month period prior to the Change in Control. If prior to any such termination for Disability, the Employee fails to perform his or her duties as a result of incapacity due to physical or mental illness, he or she shall continue to receive his or her Base Salary less any benefits as may be available to him or her under the Company's disability plans until his or her employment is terminated for Disability.

         (c) If the Employee's employment shall be terminated by the Company for Cause or by the Employee other than for Good Reason, the Company shall pay to the Employee his or her full Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, and the Company shall have no further obligations to the Employee under this Agreement.

         (d)      For purposes of this Agreement:

                  (i) "Disability" shall mean the Employee's incapacity due to physical or mental illness such that the Employee shall have become qualified to receive benefits under the Company's long-term disability plans or any equivalent coverage required to be provided to the Employee pursuant to any other plan or agreement, whichever is applicable.

                  (ii) "Retirement" shall mean that the Employee shall have reached age 65 and shall voluntarily retire under the Company's retirement plans applicable to such Employee or any earlier actual voluntary retirement by the Employee from his or her employment with the Company.

                  (iii) "Cause" shall mean:

                  (A) the conviction of the Employee for a felony, or the willful commission by the Employee of a criminal or other act that in the judgment of the Board causes or will likely cause substantial economic damage to the Company or substantial injury to its business reputation;

                  (B) the commission by the Employee of an act of fraud in the performance of the Employee's duties on behalf of the Company;

                  (C) the continuing willful failure of the Employee to perform the duties of the Employee to the Company (other than any such failure resulting from the Employee's incapacity due to physical or mental illness) after written notice thereof (specifying the particulars thereof in reasonable detail) and a reasonable opportunity to be heard and cure such failure are given to the Employee by the compensation committee of the Board; or

                  (D) the order of a federal or state regulatory agency or a court of competent jurisdiction requiring the termination of the Employee's employment.

                  For purposes of this subparagraph (d)(iii), no act, or failure to act, on the Employee's part shall be considered "willful" unless done, or omitted to be done, by him or her not in good faith and without reasonable belief that his or her action or omission was in the best interests .

                  (iv) "Good Reason" shall mean:

                  (A) The assignment by the Company to the Employee of duties, without the Employee's express written consent, which (i) are materially different or require travel significantly more time-consuming or extensive than the Employee's duties or business travel obligations immediately prior to the Change in Control, or (ii) result, in either a significant reduction in the Employee's authority and responsibility as a senior corporate executive when compared to the highest level of authority and responsibility assigned to the Employee at any time during the six (6) month period prior to the Change in Control, or, (iii) without the Employee's express written consent, the removal of the Employee from, or any failure to reappoint or reelect the Employee to, the highest title held since the date six (6) months before the Change in Control, except in connection with a termination of the Employee's employment by the Company for Cause, or by reason of the Employee's death, Disability or Retirement;

                  (B) A reduction by the Company of the Employee's Base Salary, or the failure to grant increases in the Employee's Base Salary on a basis at least substantially comparable to those granted to other employees of comparable title, salary and made in good faith or non-payment of the Employee's Base Salary or the Bonus;


                  (C) The relocation of the Company's principal executive offices to a location outside northern New Jersey or the Borough of Manhattan, New York City, or the Company's requiring the Employee to be based anywhere other than the Company's principal executive offices except for required travel on the Company's business to an extent substantially consistent with the Employee's business travel obligations immediately prior to the Change in Control, or in the event of any relocation of the Employee with the Employee's express written consent, the failure by the Company to pay (or reimburse the Employee for) all reasonable moving expenses by the Employee relating to a change of principal residence in connection with such relocation and to indemnify the Employee against any loss realized in the sale of the Employee's principal residence in connection with any such change of residence, all to the effect that the Employee shall incur no loss upon such sale on an after tax basis;

                  (D) The failure by the Company to continue to provide the Employee with substantially the same welfare benefits (which for purposes of this Agreement shall mean benefits under all welfare plans as that term is defined in Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended), and perquisites, including participation on a comparable basis in the Company's stock options plan and other plans in which executives of the Company of comparable title and salary participate and as were provided to the Employee immediately prior to such Change in Control, or with a package of welfare benefits and perquisites, that, though one or more of such benefits or perquisites may vary from those, including participation on a comparable basis in the Company's stock option plan, is substantially comparable in all material respects to such welfare benefits and perquisites, including participation on a comparable basis in the Company's stock option plan taken as a whole; or

                  (E) The failure of the Company to obtain the express written assumption of and agreement to perform this Agreement by any successor as contemplated in subparagraph 5(d) hereof.

                           (v) "Dispute"  shall mean (i) in the case of
termination of employment of the Employee with the Company or a Subsidiary by the Company for Disability or Cause, that the Employee challenges the existence of Disability or Cause and (ii) in the case of termination of employment of an Employee with the Company by the Employee for Good Reason, that the Company challenges the existence of Good Reason.

                           (vi) "Base  Salary" shall mean the amount determined
by multiplying the Employee's highest semi-monthly or other periodic rate of base pay paid to the Employee during the twelve-month period immediately prior to the giving of the Notice of Termination by the number of pay periods per year. The following items are not part of base pay, as used herein: reimbursed expenses, any amount paid on account of overtime or holiday work, payment on account of insurance premiums or other contributions made to other welfare of benefit plans, any year-end or other bonuses, commissions and gifts.

                           (vii)  "Affiliate"  shall have the meaning given such
term in Rule 405 under the Securities Act of 1933, as amended.

                           (viii)  "Total Annual  Compensation"  shall mean Base
Salary plus the highest annual cash bonus paid to, or budgeted for, the Employee during the twelve-month period immediately prior to the giving of the Notice of Termination but in no event less then $75,000.

         (e) Any purported termination of employment by the Company by reason of the Employee's Disability or for Cause, or by the Employee for Good Reason shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice given by the Employee or the Company, as the case may be, which shall indicate the specific basis for termination and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for determination of any payments under this Agreement. An Employee shall not be entitled to give a Notice of Termination that the Employee is terminating his or her employment with the Company for Good Reason more than two (2) years following the occurrence of the event alleged to constitute Good Reason.

         (f) For purposes of this Agreement, "Date of Termination" shall mean the date specified in the Notice of Termination, which shall not be more than ninety (90) days after such Notice of Termination is given, as such date may be modified pursuant to the following two sentences. If within thirty (30) days after any Notice of Termination is given, the party who receives such Notice of Termination notifies the other party that a Dispute (as heretofore defined) exists, the Date of Termination shall be the date on which the Dispute is finally determined, either by mutual written agreement of the parties, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected); provided that the Date of Termination shall be extended by a notice of Dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such Dispute with reasonable diligence and provided further that pending the resolution of any such Dispute, the Company shall continue to pay the Employee the same Base Salary and to provide the Employee with the same or substantially comparable welfare benefits and perquisites, including participation in the Company's stock option plan, that the Employee was paid and provided immediately prior to the Change in Control. Should a Dispute ultimately be determined in favor of the Company then all sums paid by the Company to the Employee from the date of termination specified in the Notice of Termination until final resolution of the Dispute pursuant to this paragraph shall be repaid promptly by the Employee to the Company, with interest at 70% of the prime rate charged from time to time by Citibank, N.A., New York, New York, all stock options granted to the Employee during such period shall be canceled or returned to the Company, and no service as an employee shall be credited to the Employee for such period for pension purposes. The Employee shall not be obligated to pay back the welfare benefits and perquisites for such period unless the final judgment, order or decree of a court or other body resolving the Dispute determines that the Employee acted in bad faith in giving a notice of Dispute. Should a Dispute ultimately be determined in favor of the Employee, then the Employee shall be entitled to retain all sums paid to the Employee under this subparagraph (f) pending resolution of the Dispute and shall be entitled to receive, in addition, the payments and other benefits provided for in paragraph 4 hereof to the extent not previously paid hereunder.



4.       PAYMENTS UPON TERMINATION

         If within two years after a Change in Control, the Company shall terminate the Employee's employment, other than by reason of the Employee's death, Disability, Retirement or for Cause, or if the Employee shall terminate his or her employment for Good Reason then,

         (a) the Company will pay to the Employee as compensation for services rendered, (subject to any applicable payroll or other taxes required to be withheld) commencing on the first day of the month following the month of termination, one-twelfth (1/12) of Total Annual Compensation of the Employee payable once monthly for a period of twenty-four months; provided, however, that if the exercise price of the option granted to the Employee to purchase shares of common stock of the Company on February 8, 1999 is $19 or less cash payments hereunder shall be reduced dollar for dollar for payments made pursuant to
Section 7.5 or 7.6 of the Employment Agreement between the Employee and the Company dated the date hereof.

         (b) In the event that any payment or benefit received or to be received by the Employee in connection with a Change in Control or the termination of the Employee's employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any person whose actions result in a Change in Control or any person affiliated with the Company or such person) (collectively with the payments and benefits hereunder, "Total Payments") would not be deductible (in whole or part) as a result of section 280G of the Internal Revenue Code of 1986, as amended and the regulations thereunder (the "Code") by the Company, an affiliate or other person making such payment or providing such benefit, the payments and benefits hereunder shall be reduced until no portion of the Total Payments is not deductible, or the payments and benefits hereunder are reduced to zero. At the Employee's request, such reduction may be effected by extending the date the payment would otherwise be due by not more than five years or by decreasing the amount of the payment or benefit otherwise due and payable or a combination thereof. For purposes of this limitation (i) no portion of the Total Payments the receipt or enjoyment of which the Employee shall have effectively waived in writing prior to the date of payment under subsection (a) shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which, in the opinion of tax counsel selected by the Employee and acceptable to the Company's independent auditors, is not likely to constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, (iii) the payments and benefits hereunder shall be reduced only to the extent necessary so that, in the opinion of the tax counsel referred to in clause (ii), the Total Payments (other than those referred to in clauses (i) or (ii)) in their entirety are likely to constitute reasonable compensation for services actually rendered within the meaning of section 280G(b)(4) of the Code or are otherwise not likely to be subject to disallowance as deductions; and (iv) the value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

         (c) In the event that any payment or benefit received or to be received by the Employee in connection with a Change in Control or the termination of the Employee's employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any person whose actions result in a Change in Control or any person affiliated with the Company or such person) (collectively with the payments and benefits hereunder, "Total Payments") would not be deductible (in whole or part) as a result of Section 162(m) of the Code, or any combination of Section 162(m) and Section 280G of the Code, by the Company, an affiliate or other person making such payment or providing such benefit, the payments and benefits hereunder shall be reduced until no portion of the Total Payments is not deductible, or the payments and benefits hereunder are reduced to zero. At the Employee's request, such reduction may be effected by extending the date the payment would otherwise be due by not more than five years or by decreasing the amount of the payment or benefit otherwise due and payable or a combination of the foregoing. For purposes of this limitation (i) no portion of the Total Payments the receipt or enjoyment of which the Employee shall have effectively waived in writing prior to the date of payment under subsection (a) shall be taken into account, and
(ii) the payments and benefits hereunder shall be reduced only to the extent necessary so that, in the opinion of tax counsel selected by the Employee and acceptable to the Company's independent auditors, the Total Payments (other than those referred to in clause (i)) in their entirety are likely to constitute performance-based compensation or remuneration payable on a commission basis within the meaning of Section 162(m)(4) of the Code, do not exceed the $1,000,000 limitation of Section 162(m)(1) of the Code, or are otherwise not likely to be subject to disallowance as deductions.

5.       GENERAL

         (a) The Employee shall retain in confidence any proprietary or other confidential information known to the Employee concerning the Company and its business (including the Company's subsidiaries and their businesses) so long as such information is not publicly disclosed and disclosure is not required by an order of any governmental body or court.

         (b) If litigation or other proceedings shall be brought to enforce or interpret any provision contained herein or in connection with any tax audit to the extent attributable to the application of Section 4999 of the Code to any payment or benefit provided hereunder, the Company shall indemnify the Employee for his or her reasonable attorney's fees and disbursements incurred in connection therewith and pay prejudgment interest on any money judgment obtained by the Employee calculated at Citibank, N.A., New York, prime rate of interest in effect from time to time from the date that payment should have been made under the Agreement; provided that if the Employee initiated the proceedings, the Employee shall not have been found by the court or other fact finder to have acted in bad faith in initiating such litigation or other proceeding, which finding must be final without further rights of appeal.

         (c) The Company's obligation to pay the Employee the compensation and to make the arrangements provided herein shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, any setoff, counterclaim, recoupment, defense or other right which the Company may have against the Employee or anyone else. All amounts payable by the Company hereunder shall be paid without notice or demand. Except as expressly provided herein, the Company waives all rights which it may now have or may hereafter have conferred upon it, by statute or otherwise, to terminate, cancel or rescind this Agreement in whole or in part. Except as provided in paragraph 3(f) herein, each and every payment made hereunder by the Company shall be final and the Company will not seek to recover for any reason all or any part of such payment from the Employee or any person entitled thereto. The Employee shall not be required to mitigate the amount of any payment or other benefit provided for in this Agreement by seeking other employment or otherwise.

         (d) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidated or otherwise) to all or substantially all of the business and/or assets of the Company, by written agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

         As used in this Agreement "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph 5 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

         (e) This Agreement shall inure to the benefit of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Employee should die while any amounts would still be payable to the Employee hereunder if he or she had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Employee's devisee, legatee or other designee or, if there be no such designee, to the Employee's estate. The obligations of the Employee hereunder shall not be assignable by the Employee.

         (f) Nothing in this Agreement shall be deemed to entitle the Employee to continued employment with the Company and the rights of the Company to terminate the employment of the Employee shall continue as fully as though this Agreement were not in effect.

6.       NOTICE

         For purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed as follows:

                  If to the Employee:
                  at the address set forth after the Employee's signature at the end of this Agreement



                  If to the Company:
                  National Discount Brokers Group, Inc.
                  Ten Exchange Place Centre
                  Jersey City, New Jersey  07302
                  Attention:  Chief Executive Officer

or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

7.       MISCELLANEOUS

         No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing, signed by the Employee and such officer of the Company as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No assurances or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. However, this Agreement is in addition to, and not in lieu of, any other plan providing for payments to or benefits for the Employee or any agreement now existing, or which hereafter may be entered into, between the Company and the Employee. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of New Jersey. Except as specifically provided in Section 4(a), cash payments made to the Employee pursuant to this Agreement shall be in addition to and not in lieu of payments made to the Employee under any employment agreement between the Employee and the Company.

8.       FINANCING

         All amounts due and benefits provided under this Agreement shall constitute general obligations of the Company in accordance with the terms of this Agreement. The Employee shall have only an unsecured right to payment thereof out of the general assets of the Company. Notwithstanding the foregoing, the Company may, by agreement with one or more trustees to be selected by the Company, create a trust on such terms as the Company shall determine to make payments to the Employee in accordance with the terms of this Agreement.

9.       VALIDITY

         The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect. Any provision in this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating or affecting the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.


         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date set forth above.



                                  Employee Name:  Frank E. Lawatsch, Jr.

                                  Employee Address: 11 The Fairway
                                                    Upper Montclair, N.J.  07043


                                  NATIONAL DISCOUNT BROKERS GROUP, INC.


                                  By___________________________________
                                  Name:  Arthur Kontos
                                  Title: Chief Executive Officer

                              EMPLOYMENT AGREEMENT

        AGREEMENT dated February 8, 1999 effective as of April 1, 1999 by and between NATIONAL DISCOUNT BROKERS GROUP, INC., a Delaware corporation, with its principal offices located at Ten Exchange Place Centre, Jersey City , New Jersey 07302 (the "Company"), and Frank E. Lawatsch, Jr., with an address at 11 The Fairway, Upper Montclair, New Jersey 07043 ("Employee");

                                R E C I T A L S:

        WHEREAS, the Company desires to employ Employee and Employee desires to accept employment on the terms and conditions hereinafter set forth;

        NOW, THEREFORE, it is agreed as follows:

1.  DEFINITIONS

        As used in this Agreement, the following terms shall have the meanings set forth below:

        1.1 "Affiliate" shall mean a corporation which, directly or indirectly, controls, is controlled by or is under common control with the Company, and for purposes hereof, "control" shall mean the ownership of 20% or more of the Voting Stock of the corporation in question.

        1.2  "Basic Salary" shall have the meaning assigned to that term in
Section 5.1 of this Agreement.

        1.3 "Board" shall mean the Board of Directors of the Company as duly constituted from time to time. Any action of the Board hereunder with respect to this Agreement shall require the approval of a majority of the whole Board of Directors of the Company.

        1.4 "Business" shall mean the business conducted by the Company or any Subsidiary, directly or indirectly.

        1.5  "Cause" shall mean any of the following:

                  (a) The conviction of Employee for a felony, or the willful commission by Employee of a criminal act or other act that in the reasonable judgment of the Board causes or will likely cause substantial economic damage to the Company or substantial injury to the business reputation of the Company;

                  (b) The commission by Employee of an act of fraud in the performance of Employee's duties on behalf of the Company;

                  (c) The continuing willful failure of Employee to perform the substantive duties of Employee to the Company (other than any such failure resulting from Employee's incapacity due to physical or mental illness) after written notice thereof (specifying the particulars thereof in reasonable detail) and a reasonable opportunity to be heard and cure such failure are given to Employee by the compensation committee of the Board, or

                  (d) the order of a  federal  or state  regulatory  agency or a
court  of  competent   jurisdiction  requiring  the  termination  of  Employee's
employment.

                For purposes of this subparagraph 1.5, no act, or failure to act, on Employee's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interests of the Company or a Subsidiary.

         1.6  "Change of Control" shall mean:

         (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, Mr. Arthur Kontos and any Affiliate of Mr. Kontos, or a person engaging in a transaction of the type described in clause (C) of this subsection but which does not constitute a change in control under such clause, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities entitled to vote in the election of directors;

         (B) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a person who has entered into as agreement with the Company to effect a transaction described in clauses (A), (C) or (D) of this subsection) whose election by the Board or nomination for election by the Company shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof;

         (C) the shareholders of the Company approve, or if no shareholder approval is required or obtained, the Company or a subsidiary of the Company completes a merger, consolidation or similar transaction of the Company or a subsidiary of the Company with or into any other corporation, or a binding share exchange involving the Company's securities occurs, other than any such transaction which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 66 2/3% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such transaction; or

         (D) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets.

        1.7 "Code" shall mean the Internal Revenue Code of 1986, as amended, and the rules, regulations and interpretations issued thereunder.

        1.8  "Commencement Date" shall be April 1, 1999

        1.9 "Confidential Information" shall include, without limitation by reason of specification, any information, including, without limitation, trade secrets, operational methods, methods of doing business, technical processes, formulae, designs and design projects, inventions, research projects, strategic plans, possible acquisition information and other business affairs of the Company or its Affiliates, which (i) is or are designed to be used in, or are or may be useful in connection with, the Business of the Company, any Subsidiary or any Affiliate of any thereof, or which, in the case of any of these entities, results from any of the research or development activities of any such entity, or (ii) is private or confidential in that it is not generally known or available to the public, except as the result of unauthorized disclosure by or information supplied by Employee, or (iii) gives the Company or a Subsidiary or any Affiliate an opportunity or the possibility of obtaining an advantage over competitors who may not know or use such information or who are not lawfully permitted to use the same.

        1.10 "Date of Termination" shall mean the Term Date, or any date upon which this Agreement shall terminate pursuant to Section 7 hereof.

        1.11 "Disability" shall mean the inability of Employee to perform Employee's duties of employment for the Company, if employed by the Company or a Subsidiary, pursuant to the terms of this Agreement and by-laws of the Company as hereinafter provided, because of physical or mental disability, where such disability shall have existed for a period of more than 180 consecutive days or an aggregate of 270 days in any 365 day period. The existence of a Disability means that Employee's mental and/or physical condition substantially interferes with Employee's performance of his substantive duties for the Company and/or its Subsidiaries as specified in this Agreement. The fact of whether or not a Disability exists hereunder shall be determined by professionally qualified medical experts selected by the Board and reasonably acceptable to Employee or his agent.

        1.12  "Duties" shall have the meaning assigned to that term in Section
2.1 of this Agreement.

        1.13 "Employment Year" shall mean each twelve-month period, or part thereof, during which Employee is employed hereunder, commencing on the Commencement Date and on the same day of the subsequent calendar year and each consecutive 12 month period thereafter.

        1.14 "Good  Reason"  shall have the  meaning  given such term in Section
7.6.

        1.15 "Normal Retirement Date" shall mean the month in which Employee turns age 62 or such earlier date as Employee may elect to retire under the retirement plan(s) of the Company without the consent of the Company.

        1.16 "Panel" shall have the meaning given such terms in Section 8.

        1.17 "Person" shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, limited liability company, institution, public benefit corporation, entity or government (whether federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

        1.18 "Subsidiary" shall mean a corporation of which more than 50% of the Voting Stock is owned, directly or indirectly, by the Company.

        1.19 "Term" shall mean the term of employment of Employee under this Agreement.

        1.20  "Term Date" shall have the meaning assigned to that term in
Section 3 of this Agreement.

        1.21 "Voting Stock" shall mean capital stock of a corporation which gives the holder the right to vote in the election of directors for such corporation in the ordinary course of business and not as the result of, or contingent upon, the happening of any event.

        Wherever from the context it appears appropriate, each word or phrase stated in either the singular or the plural shall include the singular and the plural, and each pronoun stated in the masculine, feminine or neuter gender shall include the masculine, feminine and neuter.

2.  EMPLOYMENT AND DUTIES OF EMPLOYEE

        2.1 Employment; Title; Duties. The Company hereby employs Employee, and Employee hereby accepts appointment, as Executive Vice President, Secretary and General Counsel of the Company. The duties of Employee shall be to have general supervisory authority over the legal and regulatory affairs of the Company and its Subsidiaries, mergers and acquisitions involving the Company or its Subsidiaries, due diligence on acquisition proposals, corporate secretarial duties for the Company and its Subsidiaries, those responsibilities assigned to him by the Board or the Chief Executive Officer of the Company, and to render services as are necessary and desirable to protect and to advance the best interests of the Company and its Subsidiaries (collectively, the "Duties"), acting, in all instances, under the supervision of and in accordance with the policies set by the Board or the Chief Executive Officer of the Company.

        2.2 Performance of Duties. Employee shall devote substantially all his working time to perform the Duties as an executive of the Company and for the performance of such other executive duties as are assigned to him from time-to-time by the Board or the Chief Executive Officer of the Company. During the Term, Employee: (i) shall comply with all laws, statutes, ordinances, rules and regulations relating to the Business, and (ii) shall not engage in or become employed, directly or indirectly, in a business which competes with the Business of the Company and its Subsidiaries, without the prior written consent of the Board or the Chief Executive Officer of the Company, nor shall he act as a consultant to or provide any services to, whether on a remunerative basis or otherwise, the commercial or professional business of any other Person which competes with the Business of the Company and its Subsidiaries, without such written consent, which, in both instances, may be given or withheld by the Board in its absolute discretion. It shall not be a violation of the foregoing provisions of this Agreement for Employee to render legal services and serve on board of directors in connection with entities identified by Employee from time to time to the Chief Executive Officer. All fees collected shall be for the account of Employee.

3.  TERM OF EMPLOYMENT

        The employment of Employee pursuant to this Agreement commenced as of the Commencement Date and shall end two years thereafter, unless sooner terminated pursuant to Section 7 (the "Term Date").

4.  COMPENSATION AND BENEFITS

        The Company shall pay Employee, as compensation for all of the services to be rendered by him hereunder during the Term, and in consideration of the various restrictions imposed upon Employee during the Term and the Restricted Period, and otherwise under this Agreement, the Basic Salary and other benefits as provided for and determined pursuant to Sections 5 and 6, inclusive, of this Agreement; provided, however, that no compensation shall be paid to Employee under this Agreement for any period subsequent to the termination of employment of Employee for any reason whatsoever, except as provided in Section 7.

5.  BASIC SALARY/BONUS

        5.1 Basic Salary. The Company shall pay Employee, as compensation for all of the services to be rendered by him hereunder for the Company during each Employment Year, a salary of $225,000 per Employment Year (as adjusted upward by the Board from time to time) (the "Basic Salary"), payable in substantially equal semi-monthly payments, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations, deductions for employee contributions to welfare benefits provided by the Company to Employee and such other deductions or amounts, if any, as are authorized by Employee. The Basic Salary shall be prorated for the month in which employment by the Company or a Subsidiary commences or terminates, and for any Employment Year which is less than twelve (12) months in duration. The Basic Salary may be increased from time-to-time by the Board and, once increased, shall not thereafter be reduced. The Basic Salary shall be reviewed at least once in every Employment Year by a committee of the Board responsible for determining compensation of senior management of the Company, each of the members of which is a "non-employee-director" as defined in Rule 16b-3 of the Securities and Exchange Commission under the Act (the "Committee"). Any increase in Basic Salary shall not serve to offset or reduce any other obligation to Employee under this Agreement.

        5.2 Bonus. Employee will be awarded and, unless deferred by Employee, paid a cash bonus (the "Bonus") for each Employment Year within ninety days after the close of the fiscal year of the Company ending within such Employment Year in an amount determined in accordance with the Company's then-current bonus or incentive compensation plan in an amount appropriate for the general counsel of the Company, but not less than $75,000 (pro rated for any portion of an Employment Year of less than 12 months). The Committee in consultation with Employee shall establish in advance of each fiscal year of the Company during the Term goals and levels of the Bonus for such fiscal year which shall be related to the estimated budget for the Company for such fiscal year.

        5.3 Equity Participation. The Company hereby grants to Employee a stock option in the form attached as Exhibit A hereto for 15,000 shares of common stock of the Company as adjusted for recapitalizations of the Company between the date of signing of this Agreement and the Commencement Date.

6.  ADDITIONAL BENEFITS AND REIMBURSEMENT FOR EXPENSES

        6.1 Additional Benefits. The Company shall provide the following additional benefits to Employee during the Term:

                (i) provision of a comprehensive medical indemnity policy for Employee and his family having terms no less favorable than the coverage made available to other executives of the Company;

                (ii) a comprehensive disability policy for Employee having terms no less favorable than coverage made available to other executives of the Company;

                (iii) payment of the rental of an unreserved parking space at the office in which the Company has its principal executive offices;

                (iv)  twenty working days of paid vacation; and

                (v) such other benefits as the Board shall lawfully adopt and approve for Employee.

        6.2 Reimbursement for Expenses. The Company shall pay or reimburse Employee for all reasonable expenses actually incurred or paid by him during the Term in the performance of his services under this Agreement, upon presentation of such bills, expense statements, vouchers or such other supporting information as the Board may reasonably require. In the event the Company requires Employee to travel on business during the Term, Employee shall be reimbursed for any travel expenses in accordance with this Section 6.2.

7.  TERMINATION OF EMPLOYMENT

        7.1 Death. If Employee dies during the Term, this Agreement shall terminate, except that the Company shall continue to pay to Employee's spouse, or in the absence of a surviving spouse, his estate, Employee's Basic Salary for a period through the third full month following the date of death, provide welfare benefits to his family for the balance of the stated Term (but not less than one year) as if Employee had not died, and pay accrued and unpaid Bonus for any completed Employment Year, the Bonus for the Employment Year in which Employee dies pro rated to the date of death, and provide for the payment of the life insurance benefit provided to him by the Company.

        7.2 Disability. If, during the Term, Employee has a Disability, the Company may, at any time after Employee has a Disability, terminate Employee's employment by written notice to him. In the event that Employee's employment is terminated because Employee has a Disability, this Agreement shall terminate except that the Company shall continue to pay Employee's Basic Salary for a period through the third full month following the date of the termination of his employment, provide welfare benefits to his family for the balance of the stated Term (but not less than one year), as if Employee had not been terminated for Disability, pay accrued and unpaid Bonus for any completed Employment Year, pay the Bonus for the Employment Year in which Employee becomes Disabled pro rated to the Date of Termination, and pay or provide for the payment of the disability benefit provided for him, until Employee reaches age 65.

        7.3 Voluntary Termination. This Agreement may be terminated by Employee at any time with or without cause upon sixty (60) days prior written notice to the Company. After such sixty day period, the Company shall have no further liability to make payments hereunder except those required by law, those which were accrued and unpaid at the end of the Term and any accrued and unpaid Bonus.

        7.4 Termination for Cause. The Company may terminate Employee's employment hereunder for Cause at any time by written notice given to Employee by the Board. Upon such termination Employee shall not have any right to receive any further payments hereunder except for amounts accrued and unpaid hereunder prior thereto and provide welfare benefits as required by law and except as provided in Section 7.8.

        7.5 Termination Without Cause. If Employee's employment by the Company is terminated by the Company without Cause, Employee shall be entitled to continued payment of (i) the Basic Salary and (ii) the Bonus (at the rate currently in effect but not less than $75,000), each for the balance of the stated Term of this Agreement as if this Agreement had not been terminated or one year whichever is greater and provide the benefits described in Section 6.1 for greater of the balance of the then stated Term as if this Agreement had not been terminated or one year.

        7.6 Termination for Good Reason. In the event Employee terminates his employment with the Company for Good Reason, Employee shall receive the same payments and benefits as he would have received if his employment by the Company were terminated without Cause pursuant to Section 7.5. Good Reason for purposes of this Agreement means:

                (a) (i) The assignment by the Company to Employee of duties which are materially different than those of the general counsel of the Company as described in this Agreement, (ii) the removal of Employee from, or any failure to reappoint or reelect Employee to, the highest title held by Employee, except in connection with a termination of Employee's employment by the Company for Cause, or by reason of Employee's death or Disability,

                (b) A reduction or non-payment of Employee's Basic Salary or failure to review Employee's Basic Salary as required in this Agreement or failure to pay the Bonus;

                (c) A breach by the Company of this Agreement which is not cured within thirty (30) days after written notice thereof to the Board by Employee;

                (d) Requiring Employee to be based anywhere other than the Company's then current principal executive office except for required travel on the Company's business or relocation of the Company's principal executive office outside northern New Jersey or the Borough of Manhattan, City of New York,

                (e) The failure by the Company to continue to provide Employee with substantially the same welfare benefits (which for purposes of this Agreement shall mean benefits under all welfare plans as that term is defined in
Section 3(1) of Employee Retirement Income Security Act of 1974, as amend), any perquisites, including participation on a comparable basis in retirement plans, stock option plans, stock award plans, and other plans in which executives of the Company of comparable title and salary participate, or with a package of welfare benefits and perquisites, that, though one or more of such benefits or perquisites may vary from those, including participation on a comparable basis in such retirement plans, stock option plans and stock award plans, is substantially comparable in all material respects to such welfare benefits and perquisites, including participation on a comparable basis in the Company's retirement plans, stock option plans and stock award plans, taken as a whole;

                (f) The failure of the Company to obtain the express written assumption of and agreement to perform this Agreement by any successor as contemplated in Section 13 hereof; or

                (h)  A Change of Control shall occur.

        7.7 Notice of Termination. Any purported termination of Employee's employment by the Company by reason of Employee's Disability or for Cause, or by Employee for Good Reason shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice given by Employee or the Company, which shall indicate the specific basis for termination of employment and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for determination of any payments under this Agreement.

        7.8 Date of Termination. For purposes of this Agreement, "Date of Termination" shall mean the date of termination of employment specified in the Notice of Termination, which shall not be more than ninety (90) days after such Notice of Termination is given, as such date may be modified pursuant to the following two sentences. If within thirty (30) days after any Notice of Termination is given, the party who receives such Notice of Termination notifies the other party that a Dispute exists (a "Notice of Dispute"), the Date of Termination shall be the date on which the Dispute is finally determined, either by mutual written agreement of the parties, by the Panel, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected); provided that the Date of Termination shall be extended by a Notice of Dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such Dispute with reasonable diligence, and provided further that pending the resolution of any such Dispute, the Company shall continue to pay Employee the same Basic Salary and to provide Employee with the same or substantially comparable welfare benefits and prerequisites, including participation in the Company's retirement plans, profit sharing plans, to the extent then so available at the date of such determination, stock option plans, stock award plans or stock appreciation right plans that Employee was paid and provided to the extent that such continued participation is possible under the general terms and provisions of such plans, programs and benefits but in no event beyond the Term Date. Should a Dispute ultimately be determined in favor of the Company, then all sums (net of tax withholdings by the Company from such sums) paid by the Company to Employee from the Date of Termination specified in the Notice of Termination until final resolution of the Dispute pursuant to this paragraph shall be repaid promptly by Employee to the Company, all options, rights and stock awards granted to Employee during such period shall be canceled or returned to the Company, and no service as an employee shall be credited to Employee for such period for pension purposes. Employee shall not be obligated to pay to the Company the cost of providing Employee with welfare benefits and prerequisites for such period, unless the final judgment, order or decree of a court arbitration panel or other body resolving the Dispute determines that Employee acted in bad faith in giving a Notice of Dispute. Should a Dispute ultimately be determined in favor of Employee, then Employee shall be entitled to retain all sums paid to Employee under this subparagraph pending resolution of the Dispute and shall be entitled to receive, in addition, the payments and other benefits provided for in Section 7 to the extent not previously paid hereunder and the payment of Employee's reasonable legal fees incurred as a result of such Dispute upon submission to the Company of a detailed statement of fees from Employee's attorneys. The term "Dispute" for purposes of this Agreement shall have the meaning given that term in the Change of Control Agreement between the Company and Employee.

8.  ARBITRATION

         Except as otherwise provided herein, the parties hereby agree that any Dispute or any dispute regarding the rights and obligations of any party under this Agreement or under any law governing the relationship created by this Agreement, including without limitation Employee's challenge of a purported termination for Cause or Disability, must be resolved pursuant to this Section
8. Within seven (7) days of either party's written notice to the other of his or its desire to submit any Dispute or arbitrable matter as set forth herein to arbitration, the parties will meet to attempt to amicably resolve their differences and, failing such resolution, either or both of the parties may submit the matter to mandatory and binding arbitration with the Center for Public Resources ("CPR"). The issue(s) in dispute shall be settled by arbitration in accordance with the Center for Public Resources Rules for Non-Administered Arbitration of Business Disputes, by a panel of three arbitrators (the "Panel"). The only issue(s) to be determined by the Panel will be those issues specifically submitted to the Panel. The Panel will not extend, modify or suspend any of the terms of this Agreement. The arbitration shall be governed by the United States Arbitration Act, 9 U.S.C. ss.1-16, and judgment upon the award rendered by the Panel may be entered by any court having jurisdiction thereof. A determination of the Panel shall be by majority vote.

         Promptly following receipt of the request for arbitration, CPR shall convene the parties in person or by telephone to attempt to select the arbitrators by agreement of the parties. If agreement is not reached, the Company shall select one arbitrator and Employee shall select one other arbitrator. These two arbitrators shall select a third arbitrator. If these two arbitrators are unable to select the third arbitrator by mutual agreement, CPR shall submit to the parties a list of not less than eleven (11) candidates. Such list shall include a brief statement of each candidate's qualifications. Each party shall number the candidates in order of preference, shall note any objection they may have to any candidate, and shall deliver the list so marked back to CPR. Any party failing without good cause to return the candidate list so marked within ten (10) days after receipt shall be deemed to have assented to all candidates listed thereon. CPR shall designate the arbitrator willing to serve for whom the parties collectively have indicated the highest preference and who does not appear to have a conflict of interest. If a tie should result between two candidates, CPR may designate either candidate.

        This agreement to arbitrate is specifically enforceable. Judgment upon any award rendered by the Panel may be entered in any court having jurisdiction. The decision of the Panel within the scope of the submission is final and binding on all parties, and any right to judicial action on any matter subject to arbitration hereunder hereby is waived (unless otherwise provided by applicable law), except suit to enforce this arbitration award or in the event arbitration is not available for any reason or in the event the Company shall seek equitable relief to enforce Section 9 of this Agreement. If the rules of the CPR differ from those of this Section 8, the provisions of this Section 8 will control. The Company shall pay all the costs of arbitration including the fees of the arbitrators, and the arbitrators shall award reasonable legal fees to Employee, unless the arbitrators or a judicial forum shall finally determine that Employee acted in bad faith.

9.  CONFIDENTIAL INFORMATION AND PROPRIETARY INTERESTS

        9.1 Acknowledgment of Confidentiality. Employee understands and acknowledges that he may obtain Confidential Information during the course of his employment by the Company. Accordingly, Employee agrees that he shall not, either during the Term or at any time within one year after the Date of Termination (the "Restricted Period"), (i) use or disclose any such Confidential Information outside the Company, its Subsidiaries and Affiliates; or (ii) except as required in the proper performance of his services hereunder, remove or aid in the removal of any Confidential Information or any property or material relating thereto from the premises of the Company or any Subsidiary or Affiliate.

        The foregoing confidentiality provisions shall cease to be applicable to any Confidential Information which becomes generally available to the public (except by reason of or as a consequence of a breach by Employee of his obligations under this Section 9).

        In the event Employee is required by law or a court order to disclose any such Confidential Information, he shall promptly notify the Company of such requirement and provide the Company with a copy of any court order or of any law which in his opinion requires such disclosure and, if the Company so elects, to the extent that he is legally able, permit the Company an adequate opportunity, at its own expense, to contest such law or court order.

        9.2 Delivery of Material. Employee shall promptly, and without charge, deliver to the Company on the termination of his employment hereunder, or at any other time the Company may so request, all memoranda, notes, records, reports, manuals, computer disks, videotapes, drawings, blueprints and other documents (and all copies thereof) relating to the Business of the Company, its Subsidiaries and its Affiliates, and all property associated therewith, which he may then possess or have under his control.

11.  SURVIVAL

        The provisions of Sections 7, 8, 9, 10 and 14 shall survive termination of this Agreement and remain enforceable according to their terms.

11.  SEVERABILITY

        The invalidity or unenforceability of any provision of this Agreement shall in no way affect the validity or enforceability of any other provisions hereof.

12.  NOTICES

        All notices, demands and requests required or permitted to be given under the provisions of this Agreement shall be deemed duly given if made in writing and delivered personally or mailed by postage prepaid certified or registered mail, return receipt requested, accompanied by a second copy sent by ordinary mail, which notices shall be addressed as follows:

                If to the Company:

                National Discount Brokers Group, Inc.
                10 Exchange Place Centre
                15th Floor
                Jersey City, New Jersey 07302

                with a copy to:

                Gibbons, Del Deo, Dolan, Griffinger & Vecchione
                One Riverfront Plaza
                Newark, New Jersey 07102-5497
                Attn:  Ralph N. Del Deo, Esq.

                If to Employee:

                Frank E. Lawatsch, Jr.
                11 The Fairway
                Upper Montclair, New Jersey 07043

        By notifying the other parties in writing, given as aforesaid, any party may from time-to-time change its address or the name of any person to whose attention notice is to be given, or may add another person to whose attention notice is to be given, in connection with notice to any party.

13.  ASSIGNMENT AND SUCCESSORS

        Neither this Agreement nor any of his rights or duties hereunder may be assigned or delegated by Employee. This Agreement is not assignable by the Company, including, without limitation, to any successor in interest which takes over all or substantially all of the business of the Company, as it is conducted at the time of such assignment, without the written consent of Employee. Any corporation into or with which the Company is merged or consolidated or which takes over all or substantially all of the business of the Company shall be deemed to be a successor of the Company for purposes hereof and the Company shall require as a condition thereof that such corporation assume this Agreement in form and substance satisfactory to Employee. This Agreement shall be binding upon and, except as aforesaid, shall inure to the benefit of the parties and their respective successors and permitted assigns.


14.  ENTIRE AGREEMENT, WAIVER AND OTHER

        14.1. Integration. This Agreement together with the Change of Control Agreement dated the date hereof between the Company and Employee contains the entire agreement of the parties hereto on its subject matter and supersedes all previous agreements between the parties hereto, written or oral, express or implied, covering the subject matter hereof. No representations, inducements, promises or agreements, oral or otherwise, not embodied herein, shall be of any force or effect.

        14.2. No Waiver. No waiver or modification of any of the provisions of this Agreement shall be valid unless in writing and signed by or on behalf of the party granting such waiver or modification. No waiver by any party of any breach or default hereunder shall be deemed a waiver of any repetition of such breach or default or shall be deemed a waiver of any other breach or default, nor shall it in any way affect any of the other terms or conditions of this Agreement or the enforceability thereof. No failure of the Company to exercise any power given it hereunder or to insist upon strict compliance by Employee with any obligation hereunder, and no custom or practice at variance with the terms hereof, shall constitute a waiver of the right of the Company to demand strict compliance with the terms hereof.

        Employee shall not have the right to sign any waiver or modification of any provisions of this Agreement on behalf of the Company, nor shall any action taken by Employee reduce his obligations under this Agreement.

        This Agreement may not be supplemented or rescinded except by instrument in writing signed by both of the parties hereto after the date hereof. Neither this Agreement nor any of the rights of any of the parties hereunder may be terminated except as provided herein.

15.  MISCELLANEOUS

        15.1 Governing Law. This Agreement shall be governed by and construed, and the rights and obligations of the parties hereto enforced, in accordance with the laws of the State of New Jersey.

        15.2 Headings. The Section and Subsection headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

        15.3 Severability. The invalidity or unenforceability of any provision of this Agreement shall in no way affect the validity or enforceability of any other provisions hereof.

        15.4 Obligations of Company. The Company's obligation to pay Employee the compensation and to make the arrangements provided herein shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any setoff, counterclaim, recoupment, defense or other right which the Company may have against Employee or anyone else. All amounts payable by the Company hereunder shall be paid without notice or demand. Except as expressly provided herein, the Company waives all rights which it may now have or may hereafter have conferred upon it, by statute or otherwise, to terminate, cancel or rescind this Agreement in whole or in part. Except as provided in
Section 7.8 herein, each and every payment made hereunder by the Company shall be final and the Company will not seek to recover for any reason all or any part of such payment from Employee or any person entitled thereto.
Employee shall not be required to mitigate the amount of any payment or other benefit provided for in this Agreement by seeking other employment or otherwise.

        15.5 Rights of Beneficiaries of Employee. This Agreement shall inure to the benefit of, and be enforceable by, Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Employee should die while any amounts would still be payable to Employee hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Employee's devisee, legatee or other designee or, if there be no such designee, to Employee's estate.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above, to be effective as of the Commencement Date.

                                     National Discount Brokers Group, Inc.


                                     By:_________________________________

                                     Name:   Arthur Kontos
                                     Title:  Chief Executive Officer


                                        ----------------------------------
                                             Frank E. Lawatsch, Jr.

                                    EXHIBIT A


                      NATIONAL DISCOUNT BROKERS GROUP, INC.

                             1995 Stock Option Plan



         National Discount Brokers Group, Inc. a Delaware corporation (the "Corporation"), hereby grants to the person named below an option to purchase shares of Common Stock, $.01 par value per share, of the Corporation (the "Option") under and subject to the Corporation's 1995 Stock Option Plan (the "Plan") exercisable on the following terms and conditions and those set forth on the attached terms and conditions (the "Agreement") and the Plan:

Name of Optionee:            Frank E. Lawatsch, Jr.

Address:                     11 The Fairway, Upper Montclair, New Jersey 07043

Social Security No.:         ###-##-####

Number of Shares:            15,0001

Option Price:                $24-1/4 (Fair Market Value on February 8, 1999)

Date of Grant:               February 8, 1999

Exercisability                      Schedule:  1/3; 1/3;  1/3;  i.e., a third of
                                    the total each anniversary date with any remainder added to last date e.g. February
                                    8, 2000, 2001, 2002; provided, however, that this option shall vest in its entirety upon a Change of Control as defined in the Change of Control Agreement between the Company and the Optionee or in the Plan.

Expiration Date:  February 7, 2010

         Progressive  stock  options.  This  Option  shall  have the  benefit of
Section 5(j) of the Plan.

         By Acceptance of this Option, the Optionee agrees to the terms and conditions hereof.

                                        NATIONAL DISCOUNT BROKERS GROUP, INC.


                                        By:_________________________________
                                        Name:   James Lynch, Jr.
                                        Title:  Member of the Compensation
                                                Committee
ACCEPTED:

--------------------------



--------
1 The Option shall be an incentive stock option except that to the extent the option will exceed Code Section 422 limitation on incentive stock options, the option shall be non-qualified stock option.

        NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES        EXHIBIT 11
                   COMPUTATION OF NET INCOME PER COMMON SHARE

                                                                            Three Months Ended February 28,
                                                                      Basic                                     Diluted

                                                     ------------------  -------------------   ------------------   ----------------
                                                           1999                 1998                  1999                1998
                                                     ------------------  -------------------   ------------------   ----------------

Common stock and common stock equivalents:
  Average common stock outstanding                       14,001,718           14,116,572           14,001,718          14,116,572
  Average common stock equivalents
    issuable under stock options                                  -                    -              202,811              28,021
                                                     ------------------  -------------------   ------------------   ----------------


Total average common stock and common stock
  equivalents used for earnings per share computation    14,001,718           14,116,572           14,204,529          14,144,593
                                                     ==================  ===================   ==================   ================


Income:
    Net income from continuing operations            $       8,171,649    $    1,903,528        $   8,171,649       $  1,903,528
    Net loss from discontinued operations                         -             (386,928)                               (386,928)
    Gain on sale of discontinued operations                                    2,704,085                               2,704,085
                                                     ------------------  -------------------   ------------------   ----------------

            Net income                               $       8,171,649    $    4,220,685        $   8,171,649       $  4,220,685
                                                     ==================  ===================   ==================   ================


Net income (loss) per common and common equivalent share:
    Net income from continuing operations            $           0.58     $         0.14        $        0.58       $       0.14
    Net loss from discontinued operations                         -                (0.03)                                  (0.03)
    Gain on sale of discontinued operations                       -                 0.19                    -               0.19
                                                     ------------------  -------------------   ------------------   ----------------

            Net income                               $           0.58     $         0.30        $        0.58       $       0.30
                                                     ==================  ===================   ==================   ================



                                                                               Nine Months Ended February 28,
                                                                      Basic                                     Diluted


                                                     ------------------  -------------------   ------------------   ----------------
                                                           1999                1998                  1999                  1998
                                                     ------------------  -------------------   ------------------   ----------------

Common stock and common stock equivalents:
  Average common stock outstanding                       14,028,253           13,168,693           14,028,253           13,168,693
  Average common stock equivalents
    issuable under stock options                                  -                    -               72,930               85,447
                                                     ------------------  -------------------   ------------------   ----------------


Total average common stock and common stock
  equivalents used for earnings per share computation    14,028,253            13,168,693          14,101,184           13,254,140
                                                     ==================  ===================   ==================   ================

Income:
    Net income from continuing operations           $    12,719,739       $     7,133,704      $   12,719,739         $  7,133,704
    Net loss from discontinued operations                         -              (821,339)                                (821,339)
    Gain on sale of discontinued operations                                     2,704,085                                2,704,085
                                                     ------------------  -------------------   ------------------   ----------------
       Net income                                   $    12,719,739       $     9,016,450      $   12,719,739         $  9,016,450
                                                     ==================  ===================   ==================   ================


Net income (loss) per common and common equivalent share (a):
    Net income from continuing operations           $          0.91       $          0.54      $         0.90         $       0.54
    Net loss from discontinued operations                         -                 (0.06)                                   (0.06)
    Gain on sale of discontinued operations                       -                  0.20                                     0.20
                                                     ------------------  -------------------   ------------------   ----------------

            Net income                              $          0.91       $          0.68      $         0.90         $       0.68
                                                     ==================  ===================   ==================   ================




(a) The sum of the individual quarters' diluted earnings per common share does not equal the total amount for the nine months ended February 28, 1999 due to the effect of averaging the number of shares of common stock equivalents throughout the year.