Form 10-K
period 1999-05-31
NATIONAL DISCOUNT BROKERS GROUP INC
filed 1999-08-19
CIK 811917

August 18, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: National Discount Brokers Group, Inc.
      Report on Form 10-K for the Year Ended May 31, 1999

Gentlemen:

Enclosed please find the following material submitted on behalf of National Discount Brokers Group, Inc. ("Company"):

One complete copy of the Company's report on Form 10-K for the year ended May 31, 1999 including financial statements and exhibits.

Thank you for your attention to this matter.

Very truly yours,

/s/ Matthew Stadler
Matthew Stadler
Chief Financial Officer and
Principal Accounting Officer

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                [X] Annual Report Pursuant To Section 13 or 15(d)
                     Of The Securities Exchange Act Of 1934
                     For the fiscal year ended May 31, 1999
                                       Or
              [ ] Transition Report Pursuant To Section 13 or 15(d)
                     Of The Securities Exchange Act Of 1934
                        For the Transition Period from to

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 30, 1999, 16,984,924 common shares were outstanding, and the aggregate market value of the common shares of National Discount Brokers Group, Inc. held by non-affiliates was approximately $624,000,000(1).

                       Documents Incorporated By Reference

 Document Incorporated                                         Part of Report
    By Reference                                         Into Which Incorporated
Proxy Statement for Annual Meeting to be                          Part III
held October 20, 1999


(1) For purposes of this calculation, the outstanding shares of common stock beneficially owned by directors and executive officers of the registrant and Peter R. Kellogg as reported in his most recent filing pursuant to Section 13
(d) of the Securities Exchange Act of 1934, as amended were deemed owned by affiliates. The registrant does not admit that any such person is an affiliate of the registrant.







                                TABLE OF CONTENTS

                                                                                                        Page
 PART I
Item 1.     Business...............................................................................      1
                  Introduction.....................................................................      1
                  Recent Developments..............................................................      2
                  Financial Information About Segments.............................................      2
                  Description of Business..........................................................      3
                     Revenue by Source.............................................................      3
                     Nasdaq Market Making - Sherwood Securities....................................      3
                     Retail Discount Brokerage Services - NDB.com..................................      5
                     Proposed Self Clearing Operations - Millennium Clearing Corp..................      14
                     Investments...................................................................      14
             Personnel.............................................................................      15
             Competition...........................................................................      16
             Regulation............................................................................      16
             Customer Protection and Insurance.....................................................      17
             Net Capital and Customer Reserve Requirements.........................................      18

Item 2.      Properties............................................................................      19

Item 3.      Legal Proceedings and Contingencies...................................................      19

Item 4.      Submission of Matters to a Vote of Security Holders...................................      21


PART II

Item 5.      Market for NDB Group's Common Stock and Related Security Holder
             Matters...............................................................................      21

Item 6.      Selected Consolidated Financial Data..................................................      22

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations............................................................................      23
                   Results of Operations...........................................................      23
                   Liquidity and Capital Resources.................................................      32
                   Effects of Inflation............................................................      34
                   Impact of the Year 2000 Issue...................................................      34
                   Looking Ahead...................................................................      35

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk............................      36

Item 8.      Financial Statements and Supplementary Data...........................................      38

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure............................................................................      38


PART III

Item 10.     Directors and Executive Officers of the Company......................................       38

Item 11.     Executive Compensation...............................................................       38

Item 12.     Security Ownership of Certain Beneficial Owners and Management.......................       38

Item 13.     Certain Relationships and Related Transactions.......................................       39


PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K......................       39


Forward Looking Statements

         Statements regarding the Company's expectations and beliefs as to its future operations, plans or financial condition and certain other information contained in the Form 10-K, including, but not limited to, the material under the headings "Impact of Year 2000 Issue", "Looking Ahead" and "Legal Proceedings and Contingencies", or in documents incorporated herein by reference constitute forward looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations and beliefs are based on reasonable assumptions within the bounds of its knowledge of its business and operation, there can be no assurance that actual results will not differ materially from its expectations or beliefs. Factors which could cause actual results to differ from expectations or beliefs include a general downturn of the economy, changes in the level of activity or structure of markets in which the Company participates, changes in government policy or regulation, inability of the Company to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigation of governmental and self-regulatory organizations.

                                     PART I

Item 1.     Business

Introduction

     National Discount Brokers Group, Inc. ("NDB Group") is a holding company whose principal wholly owned subsidiaries are Sherwood Securities Corp.
("Sherwood Securities") and Triak Services Corp. doing business as National Discount Brokers ("NDB.com"). NDB Group and its subsidiaries, collectively, are referred to as the "Company".

     Sherwood Securities was formed in 1968 and specializes in the market making of Nasdaq and other over-the-counter securities and provides trade execution services primarily to broker dealer and institutional customers. As a national trading firm with offices in Jersey City, New Jersey; Chicago, Illinois; Denver, Colorado; Los Angeles, California, and Boston, Massachusetts, Sherwood Securities traded as of June 30, 1999 approximately 4,100 Nasdaq and other over-the-counter securities as market maker and principal for its own account.

     NDB.com, a registered broker-dealer, is a deep discount securities brokerage firm specializing in trade execution for individual investors with offices in New York, New York and San Francisco, California. Customers are offered automated securities order placement and information services through the Internet, as well as, through touch-tone telephone and registered representatives.

     NDB Group and another wholly owned subsidiary, SHD Corporation ("SHD"), also owned membership interests in Equitrade Partners, L.L.C., a Delaware limited liability company ("Equitrade"). Equitrade was a registered specialist on the New York Stock Exchange ("NYSE"). In June 1999, the Company sold its 46.845% membership interest in Equitrade to Spear, Leeds & Kellogg Specialists LLC, a subsidiary of Spear Leeds & Kellogg, L. P. ("SLK"), for cash. Except where otherwise indicated, this report will treat the activities of Equitrade as discontinued operations.

     In July 1999, NDB Group formed Millennium Clearing Corp. ("Millennium") as a wholly owned subsidiary for the purpose of providing clearing services for Sherwood Securities and NDB.com. Management of the Company anticipates the commencement of clearing of NDB.com and Sherwood Securities through Millennium during the year ending December 31, 2000.

     On December 22, 1992, the Company announced it would buy back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. In June 1998, the Board of Directors authorized an interim program to repurchase up to an additional 150,000 shares of the Company's common stock. As of May 31, 1999, 1,650,000 shares had been reacquired, of which 244,822 shares were repurchased during the fiscal year ended May 31, 1999. The source of funds for these purchases was internally generated.

     NDB Group was incorporated under the laws of Delaware in December 1981 under the name The Sherwood Equity Group Ltd. It changed its name to The Sherwood Capital Group, Inc. in 1983 and to The Sherwood Group, Inc. in 1987. In December 1997, NDB Group adopted its present name. NDB Group's common stock is listed on the NYSE under the symbol "NDB".

     NDB Group's principal executive offices are located at 10 Exchange Place Centre, Jersey City, New Jersey and its telephone number is (201) 946-2200.


Recent Developments

     Developments in the Company's business during the fiscal year ended May 31, 1999 included the introduction of an entirely redesigned website by NDB.com. The new site is designed to be customer-friendly and easy to navigate and use, with a wide-range of investment tools and educational services for customers.

     On February 2, 1999, the Company amended its agreement with S.G.I. Partners, L.P. ("S.G.I.") to eliminate provisions which had required the Company to appoint up to two directors designated by S.G.I. to the Company's Board. In a related matter, Carl Hewitt, who had been the designated director of S.G.I. to the Company tendered his resignation from the Board.

     On June 18, 1999, the Company sold its 46.845% interest in Equitrade, to a subsidiary of SLK. The Company received approximately $85 million in cash comprised of a net pre-tax gain of approximately $36 million and the return of capital and other cash payments. The $85 million cash payment was net of the repayment of a $15 million loan made by SLK to NDB Group. The gain from this transaction will be recognized in the first quarter of the fiscal year ending May 31, 2000.

     On June 25, 1999, the Company received  approximately $91.6 million, net of
underwriting  discounts  and  commissions  and  estimated  expenses,   from  the
underwritten public offering of 2,990,000 shares of its common stock.

Financial Information About Segments

     The Company provides financial services to individuals, broker-dealers and institutional customers through two segments: Sherwood Securities, which provides brokerage services as a market maker to institutions and other broker-dealers and NDB.com, which provides deep discount brokerage services to individuals. Financial information by segment for the three years ended May 31, 1999 is set forth in Note 15 in the Notes to Consolidated Financial Statements and does not include the financial results of discontinued operations, primarily those of Equitrade.

Description of Business

Revenue by Source

     The following table sets forth sources of the Company's revenues from continuing operations on a comparative basis for the periods indicated.

                                                                 Fiscal Year Ended May 31,
                                            1999                          1998                          1997
                                      Amount            %            Amount           %            Amount           %
Firm securities
   transactions                 $145,819,935        70.15       $90,256,181       65.02      $117,490,958       72.89
(net)
Commission income                 45,250,436        21.77        37,052,201       26.69        32,638,949       20.25
Investment securities
     gain                          1,870,242          .90            63,625         .05                 -           -
Interest and dividend
     income                       10,022,013         4.82         7,599,179        5.47         7,651,549        4.75
Fee income                         4,308,393         2.07         3,567,837        2.57         2,513,483        1.56
Other income                         594,153         0.29           272,921        0.20           886,875        0.55
                                 ___________       ______       ___________      ______       ___________      ______
Total revenue                   $207,865,172       100.00      $138,811,944      100.00      $161,181,814      100.00
                                 ===========       ======       ===========      ======       ===========      ======

Certain prior year amounts have been reclassified to conform with the fiscal year ended May 31, 1999 presentation. This table should be read in connection with the Company's consolidated financial statements.

Nasdaq Market Making -- Sherwood Securities

Introduction

     At June 30, 1999, Sherwood Securities was a market maker in over 4,100 Nasdaq and other over-the-counter securities, approximately 79% of which were listed on the Nasdaq National Market System. At June 30, 1999, it was the fifth largest market maker based on the number of stocks in which it makes a market and the tenth largest based on the volume of shares traded. Sherwood Securities believes it has attained this leadership position by providing better execution services to its broker-dealer and institutional investor customers because of its sophisticated and reliable trading systems and technologies and highly skilled and experienced traders. Sherwood Securities has also developed proprietary trading methods and a comprehensive risk management system designed to protect its capital and maximize its trading profits. During the year ended May 31, 1999, Sherwood Securities had a trading volume of approximately 7.7 billion shares and average daily trades of approximately 25,000.

Technology and Operations

     Sherwood Securities' technology platform and systems are designed to enable it to process a large volume of order flow reliably and efficiently without diminishing speed of execution. During the last fiscal quarter of the fiscal year ended May 31, 1999, Sherwood Securities processed between 30,000 and 40,000 trades per day, and its systems are capable of processing up to 150,000 trades per day. At its peak, Sherwood Securities can process between 40 and 80 trades per second. Sherwood Securities processes a significant portion of its trading volume over a dedicated electronic communications network which connects its trading operations to the order entry departments of its broker-dealer and institutional customers. This private communications network provides its customers with immediate access to Sherwood Securities' trading operations and facilitates the handling of customers' orders. As part of this system, Sherwood Securities maintains direct communication lines with 40 regional brokerage firms across the country, as well as with its branch offices in Los Angeles, California; Chicago, Illinois; Boston, Massachusetts, and Denver, Colorado. Other brokerage firms in the same geographic regions can use these dedicated private lines to directly access Sherwood Securities' trading operations. Sherwood Securities intends to continue to invest in technology to further enhance its order processing capabilities.

Risk Management

     Sherwood Securities' trading profits depend on its ability to evaluate and act rapidly on market trends and manage risk successfully. To achieve these objectives, Sherwood Securities has developed a trading methodology designed to monitor and analyze market activity, price movements and risk on a real time basis. Sherwood Securities continually analyzes its trading positions in individual securities and monitors its overall short and long positions and aggregate profits and losses. Its trading systems provide real time, online risk management and inventory control functions, including a 15 minute on-screen scroll that shows all losses greater than $5,000. Its trading systems also identify all positions held by different traders in the same security. As part of its risk management policies and procedures, it allocates each of its traders a limited amount of risk capital with which to trade and requires that a trader seek permission from his or her supervisor prior to exceeding that amount. It also requires that its traders maintain positions meeting a specified potential long/short ratio. Sherwood Securities has 12 trading team captains who are responsible for continually monitoring their team members' positions and profits and losses. Each of these team captains meets with all members of his or her trading team weekly to assess individual and team performance and strategy.

     Recently, there has been a sharp increase in the price volatility and record trading volume of many stocks, particularly those of companies that sell products or services over the Internet. Customers eager to trade Internet and other stocks have flooded brokers with larger numbers of orders, periodically leading to large order imbalances and system backlogs. Sherwood Securities has implemented procedures designed to allow continuous execution of customers' orders, while lessening the exposure of the firm to extraordinary market risk. Our normal policy is to provide continuous automatic execution on orders of up to 2,000 shares. However, Sherwood Securities may reduce or suspend its automatic execution policy during unusual conditions and at its discretion.

Execution and Customer Services

     Sherwood Securities believes that providing a highly skilled and experienced trading and customer service workforce is critical to delivering best execution practices and high quality customer service. It had, at May 31, 1999, approximately 60 traders and 115 assistants/trainees. Its traders have an average of five years of trading experience, and Sherwood Securities generally requires that its trainees complete a minimum of two years of extensive in-house training and apprenticeship prior to permitting them to trade independently. It also has in-house training programs for traders and trainees, which focus on specialized trading situations, such as the handling of large institutional orders, large institutional blocks, new issues and highly volatile stocks. Its customer service workforce consisted, at May 31, 1999, of approximately 60 sales professionals. These people are dedicated to establishing and maintaining customer relationships and facilitating trade executions for its institutional, broker-dealer and trade program clients. During the fiscal year ending May 31, 2000, Sherwood Securities intends to expand its trading floor to add 45 positions which will permit it to offer an expanded list of securities in which it makes a market and handle increased trading activities.

Customer Accounts

     Sherwood Securities customers consisted, at May 31, 1999, of approximately 850 institutional investors, such as mutual funds, pension plan sponsors, foundations and endowments, more than 400 hedge funds and almost all of the currently registered national and regional broker-dealers.

Sherwood Securities' Positions

     Sherwood Securities takes both long (owned assets) and short (assets sold it did not own) positions in the securities in which it makes a market. The following table illustrates its highest, lowest and average month-end inventory at market value (based on the aggregate of our long and short positions) of securities. See Note 3 of Notes to Consolidated Financial Statements.

 Fiscal Year                    Highest             Lowest             Average
 Ended May 31,                Month End          Month End           Month End
     1997                   $38,561,528        $17,472,124         $29,820,182
     1998                   128,078,159         27,106,790          53,688,382
     1999                   145,951,865         21,329,531          63,564,724


     Sherwood Securities' securities positions on any one day may not be representative of its exposure on any other day because its securities positions may vary substantially with economic and market conditions, allocations and availability of capital, and trading volume.


Retail Discount Brokerage Services -- NDB.com

Introduction

     NDB.com offers its customers a wide variety of financial products and services and investment tools designed to appeal to all self-directed investors, from active traders and life goal planners to serious investors. NDB.com has designed its products and services to allow investors to create their own diversified, manageable portfolios.

Trading Services

         NDB.com's customers can place orders with NDB.com to buy or sell:

o any stock listed on Nasdaq, the NYSE or AMEX. Customers can place market orders, limit orders (good until canceled or day), most stop loss orders, most stop limit orders and most short sales;

o        more than  9,000  load,  no load and no  transaction  fee mutual funds.
         Customers can search NDB.com's Web site mutual fund center for funds meeting their investment needs. NDB.com also offers monthly investments in any of these mutual funds through automatic account debit;

o equity and index options listed on the NYSE, AMEX, Chicago Board Options Exchange or the Philadelphia Stock Exchange; and

o fixed income securities, such as U.S. Treasury obligations, municipal bonds and corporate bonds.

     NDB.com offers its customers the ability to place orders after the securities markets close. These orders are automatically submitted prior to the next day's market opening. NDB.com also provides customers real-time notification of trade execution by automated call back, fax or e-mail and arranges for the transmittal of shareholder information, such as proxy statements, annual reports and tender offer materials.

     Through its Flat Fee Trading program, NDB.com executes all orders at the following prices regardless of the number of Nasdaq shares involved (limited to 5,000 shares for exchange listed securities):

    Market Orders                              Limit Orders

    $14.75 for orders placed online            $19.75 for orders placed online
    $19.95 for orders placed by                $22.95 for orders placed by
    PowerBroker                                PowerBroker
    $24.95 for orders placed with our          $27.95 for orders placed with our
    registered representatives                 registered representatives

     NDB.com recently developed an interactive application capability on its Web site. This allows new customers to start trading within one business day after electronically submitting an application. The entire process takes just a few minutes to complete. First, a new customer selects the type of brokerage account he or she wishes to open, such as an individual, joint or custodial. Then, the customer completes a simple, user-friendly application and electronically submits the application. NDB.com conducts a compliance and credit review for each application and then notifies the customer whether his or her application has been accepted. When combined with an electronic transfer of funds from the new customer, trading can begin the next business day.

     NDB.com believes individual investors gain many advantages from their NDB.com accounts, including:

o flat fee commission rates for all Nasdaq trades regardless of the number of shares or dollar amount involved;

o full commission refund of up to $27.95 if, for any reason, a customer is not satisfied with its service;

o        real-time account balances and a list of pending orders;

o        no minimum account balance requirement;

o unlimited insurance protection provided through NDB.com's clearing broker for securities;

o NDB.com's "Same Stock-Same Side-Same Day" program so customers can place multiple orders for the same stock, on the same side of the market (i.e., all buys or all sells), on the same day for a single flat fee commission;

o NDB.com's free dividend reinvestment program that allows customers to purchase additional shares by automatically reinvesting cash dividends and capital gains; and

o educational programs through NDB University, its joint venture with Time Inc. New Media's money.com.

Market Data and Financial Information

     During trading hours, NDB.com continually receives and posts detailed real-time stock quotes, market information and financial news to provide investors with the information necessary to make investment decisions. NDB.com believes that real-time information services facilitate and encourage customer investment ideas and increase transaction volume. NDB.com has arrangements with leading content providers to supply it with information NDB.com believes meets customers needs. Unless otherwise noted, all information is available free of charge to both visitors to NDB.com's Web site and NDB.com's customers.

     NDB.com has engaged eLogic Communications to gather, integrate and manage the data supplied by NDB.com's content providers. eLogic presents these data to NDB.com in a format that is easy to use and navigate. Real-time quotes, newsletters and some research reports are fed directly to NDB.com by individual content providers.

     Quotes. Real-time quotes are provided by Reuters and delayed quotes by S&P Comstock. Real-time quotes are only available to NDB.com's customers.

     News. NDB.com receives news and press releases from Reuters, PR Newswire and Business Wire. The latest business stories and earnings reports are posted throughout the day, and users can search for information on particular companies or topics.

     Charts. eLogic has developed charting tools that use historical information provided by Inverson Financial to compare companies and industries.

     Analyst Reports. Zacks Investment Research provides research analysts' recommendations and earnings forecasts.

     Insider Trading. Vicker's Stock Research provides detailed insider trading data. This information is available only to NDB.com's customers.

     Research Reports. Market Guide provides fundamental research reports on over 11,000 public companies, including price performance history, key ratios, sales and earnings and historical financial statements. This information is only available to NDB.com's customers.

     Market Commentary. Briefing.com and TheStreet.com provide live market commentary and continual market analysis throughout the day. This information is available only to NDB.com's customers.

     Market Information. NDB.com offers a complete market summary, including current market indices, most active stocks, intraday market graphics and 90 day market graphics. Customers can access more comprehensive information, such as international market indices and treasury bond, yen and euro quotes.

     SEC Filings. NDB.com provides a link to full-text SEC filings by every public company.

Portfolio Tracking and Records Management

     Customers  can  access a list of all  portfolio  assets  they hold in their
NDB.com  accounts  online,  by  telephone  and  through   NDB.com's   registered
representatives. Customers also receive:

o real-time listing of all their portfolio assets, including current price and current market value;

o detailed account balance and transaction information, including cash and money fund balances, net market value, dividends received, interest income, deposits and withdrawals;

o        quarterly account statements;

o        annual tax statements;

o        daily profit and loss statements; and

o monthly account statements for active customers, summarizing account activity, including asset valuation, transaction history, interest income and distribution summary.

     NDB.com is currently  evaluating  supporting  the Open  Financial  Exchange
(OFX) standard so that customers can download their online account information directly into personal financial software programs such as Intuit's Quicken 98 and 99, Microsoft's MSN MoneyCentral Investor Portfolio and Microsoft's Money 99.

Cash Management Services

     NDB.com offers several cash management options to its customers. These include ProCash Plus accounts which feature unlimited check writing privileges, telephone bill payment and access to a Mastercard debit card. NDB.com also offers customers access to a no fee First USA Visa credit card and electronic funds transfer by touch tone telephone. Customers earn interest on uninvested funds at NDB.com's competitive rates or by investing in several Alliance money market funds.

NDB University

     NDB.com offers all Web site users lessons in finance, investing and money management through NDB University, its joint venture with Time Inc. New Media's money.com. These programs are designed to help customers invest, save, borrow and spend more wisely. New lessons are introduced every other week and include topics such as the fundamentals of investing in the stock market, issues to consider when setting investment priorities and tips for saving for college and planning for retirement. Interactive programs allow investors to personalize the lessons to fit their individual objectives.

Specialized Services

     NDB.com offers specialized services designed to appeal to registered investment advisors, institutional investors and high net worth individuals. NDB.com provides custodial, trading and support services to registered investment advisors ("RIAs") who manage their customers' portfolios. NDB.com assigns each RIA to an account manager who assists in opening the account and acts as a liaison with the trading department. NDB.com also has customer service representatives and a preferred trading desk dedicated to RIAs.

     NDB.com has established an institutional trading desk to meet the needs of institutional investors and hedge funds, who tend to be more active traders. They frequently place block trades, usually trades of 10,000 shares or more. NDB.com charges negotiated fees rather than flat fees for these trades.

     NDB.com has customer service representatives dedicated to meeting the needs of high net worth individuals who maintain large account balances at NDB.com. NDB.com intends to establish a premium service desk for these investors which NDB.com will staff with dedicated registered representatives who can answer customer questions, as well as place trades.

Investment Tools

     NDB.com offers several investment tools designed to assist customers in making investment decisions. These investment tools include:

     Stock Screening. Stockpoint provides two stock screening tools that permit investors to search for stocks that fit their particular needs on the NYSE, Nasdaq and AMEX. Customers can search fundamental data on over 8,900 companies based on a variety of parameters, including market capitalization, price, return on equity and percentage of institutional ownership.

     Mutual Fund Center. eLogic has developed a searchable database of more than 9,000 mutual funds based upon information provided by Value Line. Customers can use research and analysis tools to screen funds based on a variety of defined parameters. They can also obtain a list of the top performing funds in over 75 categories.

     Newsletters. Customers can subscribe to over 100 investment newsletters provided by newsletters.com.

     Research on Demand. NDB.com offers access to other premium investment research and analysis for a fee. Available reports include S&P Stock and Industry Reports and First Call Earnings Estimates.




New Product and Service Development

     NDB.com constantly evaluates new ideas to expand or improve the products and services NDB.com offers its customers. Its business analyst group is responsible for researching and implementing projects, including those initiated by our executive management. At May 31, 1999 the group consisted of six associates with expertise in accounting, finance, facilities management and project management. The group performs cost benefit analyses and trend projections and manages the development of new products and services within specified timeframes and budgets. The group also seeks qualified companies with whom NDB.com may develop affinity relationships to provide these new products and services.

Delivery of NDB.com Services

     NDB.com provides its customers with three points of access to trade securities, obtain research and monitor account balances: its Internet Web site, its interactive telephone system and its registered representatives.

     Online services. NDB.com's Web site allows customers to electronically place orders to buy or sell securities from their personal computers 24 hours a day, seven days a week for execution during regular market hours. NDB.com is the only online broker to have received in 1999 the highest ratings from both Barron's and Money magazine. NDB.com was ranked the number two online broker by Barron's. Similarly, Money magazine ranked NDB.com as the number two online broker in a study testing ease of use, customer service, system responsiveness, products and tools, and costs, and also ranked the Web site the number one online broker for new online investors. NDB.com's Web site is designed to be user-friendly with easily accessed help pages and messages that repeat orders for accuracy and confirmation. Online investors can access real-time quotes and news as well as a broad array of free investment research and tools to help them make more informed investment decisions. During the month of June 1999, approximately 69% of NDB.com's executed trades originated online.

     Interactive telephone system. PowerBroker, NDB.com's touch-tone telephone interactive response system, is available 24 hours a day, seven days a week. With PowerBroker, customers can check account positions and balances, perform account administration and place orders for execution during regular market hours. PowerBroker is available in four languages: English, Spanish, Mandarin and Cantonese. During the month of June 1999, approximately 19% of NDB.com's executed trades originated through PowerBroker.

     Registered representatives. NDB.com has approximately 95 registered representatives to answer questions, accept orders and provide quote and account information. These representatives are available Monday through Friday, from 7:00 am to 8:30 pm (other than holidays) and place orders for execution during regular market hours. NDB.com is committed to offering its customers the ability to place trades with registered representatives and will continue to hire additional representatives as needed. During the month of June 1999, approximately 12% of NDB.com's executed trades originated through its registered representatives.

NDB.com Affinity Relationships

     NDB.com pursues relationships with affinity partners to increase its access to potential customers, build brand name recognition and expand the products and services NDB.com can offer to its customers. NDB.com is actively pursuing alliances with a variety of companies whose customers are likely to use its products and services. NDB.com believes that its focus on affinity relationships has resulted in lower account acquisition costs than many other discount brokers. NDB.com intends to expand its affinity program and will evaluate potential relationships with new affinity partners in the future as opportunities arise.

     To assure a high level of customer satisfaction, NDB.com has dedicated a number of its customer service representatives to servicing the accounts of customers obtained through these relationships.

NDB.com Marketing and Advertising

     NDB.com has limited its advertising to print and broadcast media. During the fiscal year ending May 31, 2000, NDB.com intends to significantly expand its advertising to build awareness of its brand, quality customer service and depth and breadth of products and services. NDB.com intends to market its online investing services to individual investors as a better way of handling securities transactions, accessing financial and market data and managing portfolios. NDB.com intends to use a variety of media forms to reach individual investors who may use its services, including broadcast media, print advertisements, online advertisements and direct mail.

     NDB.com's advertising agency has prepared a comprehensive advertising and marketing campaign that it has begun to implement.

NDB.com Customer Service

     NDB.com believes that providing excellent customer service is critical to its success. Its 85 customer service representatives and supervisors are trained to handle all types of customer inquiries. NDB.com's customer service department receives over 2,000 telephone calls and 325 e-mails per day. NDB.com responds promptly to these inquiries. Customer service representatives answer inquiries about account status, such as balances, portfolio holdings and trade executions, and address more complex issues such as margin requirements and research questions. They also act as a liaison with the trading department to provide overall customer satisfaction. Representatives are available weekdays from 6:00 am to 10:00 pm New York time (other than holidays). NDB.com expects to implement 24 hour a day, seven day a week coverage (other than holidays) during the fiscal year ending May 31, 2000. NDB.com is in the process of increasing the number of customer service representatives to approximately 110.

     About 20% of our customer service representatives are dedicated to servicing accounts gained through NDB.com's affinity relationships. All of these employees are registered representatives that can assist customers in all aspects of trading.

     Telephone and E-mail Support and Technology. NDB.com's customer service telephone system is state-of-the-art and designed along "open architecture" lines to permit regular hardware and software upgrades with a minimum of disruption and expense. New releases of both programs and equipment are only integrated into the customer service system after adequate testing and training. PowerBroker, our automated interactive voice response system, currently handles approximately 14,000 incoming calls daily, greatly reducing the volume of calls which NDB.com's representatives must handle. This reduces wait times during high volume trading hours and helps reduce overall customer service costs.

     NDB.com also provides customer support by e-mail. All customer service representatives are trained to respond to electronic requests using both pre-composed and original e-mails. All e-mail responses are reviewed by a customer service manager before being sent to a customer.

     Personnel and Training. NDB.com believes that training is key to creating an efficient and motivated customer service team. NDB.com is committed to providing the best available training to its customer service representatives in an ongoing manner. NDB.com focuses on career development for its staff, which it believes improves employee retention.

     NDB.com maintains a ratio of one supervisor for each five customer service representatives. NDB.com believes that this promotes high quality customer service. Supervisors monitor customer service calls and e-mail to improve training and customer satisfaction. All customer service representatives undergo both monthly and annual performance reviews to measure their knowledge of NDB.com's products and services, their level of teamwork, their work ethic and personal objectives and their ability to deliver NDB.com's expected level of customer satisfaction.

     New customer service representatives take a two month initial course that covers NDB.com's products, services and policies. Topics include trading over the Internet, equity and option trading, margin accounts and individual retirement accounts. Customer service representatives also receive ongoing training as new products and services are developed and NDB.com's technology infrastructure is modified or upgraded.

NDB.com Customer Accounts

     NDB.com had over 147,000 accounts as of June 30, 1999. NDB.com's customers include individual investors, businesses, investment clubs, registered investment advisors and institutions. During the fiscal year ended May 31, 1999, NDB.com averaged approximately 16 executed trades per account. At May 31, 1999, NDB.com's customer assets were approximately $7.4 billion, an average per account of over $52,000, which NDB.com believes to be among the highest in the industry.

NDB.com Technology

     NDB.com's technology department develops and maintains a combination of proprietary and vendor software to support its online brokerage business and to automate traditionally labor-intensive transactions. The department's primary responsibility is to ensure customer access to NDB.com's system through the Internet and the telephone, full availability of its products and services and rapid transmission of trades.

     NDB.com's technology is designed along "open architecture" lines to permit regular hardware and software upgrades with minimal disruption and expense. This design allows NDB.com to respond quickly to growth in both trading volumes and number of accounts by adding new computers and improving software.

     NDB.com   believes   there   are   many   advantages   to  its   technology
infrastructure. NDB.com's system is designed to be:

o highly scalable, which allows it to easily change its size or configuration to adapt to increased volume and numbers of users;

o highly fault tolerant, which allows its customers continued access in the event of hardware or software failure;

o highly integrated, which allows it to communicate with any customer's personal computer;

o         load balanced, which allows it to respond to surges in trading volume;
          and

o secure. NDB.com uses sophisticated encryption, authentication technology and firewalls to secure the confidential information transmitted to and from its customers.

NDB.com's Web Site

     The primary components of NDB.com's new Web site are the presentation layer, the application servers and the databases.

     Presentation Layer. The presentation layer is the display screen of NDB.com's Web site accessed by its customers over the Internet. It allows NDB.com to offer its services on many platforms without the need to specifically modify its technology for each platform. The presentation layer uses the computer languages HTML, Java and Java Script and is designed to be user-friendly and easy to navigate.

     Application Servers. NDB.com's Netscape application servers use the computer languages C++ and Java to permit the interaction between its customers' computers and its databases. NDB.com's proprietary technology establishes a common language among these components and allows them to function on different platforms and in different protocols. The servers also automatically distribute traffic throughout its system to maintain reliability.

     Databases. NDB.com's Oracle databases store all information necessary to allow customers to execute trades and monitor their accounts. The databases contain a complete history of each customer's account, including past trades and current portfolio positions. In addition, the databases allow customers to personalize their trading experience by customizing quote lists and screen graphics and alerting them to current news on their stocks.

NDB.com's Trading System

     All customer orders, whether received through the Internet or by telephone, pass through NDB.com's Unix-based automated processor. This processor is designed to provide all customers with the same real-time portfolio information no matter how it is accessed. The automated processor was designed to rapidly read data, process transactions and transmit information to multiple locations, which provides a high degree of automation for all transactions. It applies preprogrammed rules to each order to determine whether it should be routed to a market maker for execution, reviewed internally or automatically rejected for a number of reasons, such as inadequate margin availability. If a market maker experiences technical difficulties or is unable to execute a trade, NDB.com's processor reroutes the customer order to an alternate market maker.


Proposed Self Clearing Operations - Millennium Clearing Corp.

     The Company currently maintains relationships with two clearing brokers to clear and settle its securities transactions. The clearing brokers also provide record keeping, custody and other services. Sherwood Securities clears its market making transactions through Broadcort Capital Corp., a subsidiary of Merrill Lynch. Sherwood Securities' agreement with Broadcort is for an indefinite period of time but may be terminated upon 180 days prior written notice by either party. NDB.com's transactions are cleared through the Pershing Division of Donaldson, Lufkin & Jenrette. The agreement with Pershing expires in March 2000, subject to termination by either party.

     The Company intends to begin self-clearing operations. The Company expects to initially contract with a third party to provide computer services to support these operations during the development stage. The Company's regulatory net capital requirement will increase when it begins to self-clear. The level of that required net capital will vary with the amount of customer margin borrowing. The Company plans to operate its clearing activities through its wholly owned subsidiary, Millennium Clearing Corp.

     The Company believes that performing its own clearing operations will offer the following advantages:

o Margin lending. The Company will be permitted to use customer securities for its margin lending activities, subject to regulatory rules;

o Reduction in costs. It believes, that over time, the Company will be able to perform its own clearing less expensively and more efficiently than its current clearing arrangements;

o Securities lending. The Company will receive fees for lending securities to other brokers; and

o Additional source of revenue. The Company will be able to offer clearing services to other broker-dealers and other financial institutions, which will give it an additional source of revenue.

Investments

     Venture capital investments. The Company, from time to time, makes and continues to hold investments in developing companies or companies in need of additional financing. Some of these investments are in restricted securities and, as such, may only be sold pursuant to a registration statement under the Securities Act of 1933, as amended, or pursuant to an exemption from registration thereunder.

     The Company, for financial reporting purposes, generally carries venture capital investments at fair value as determined by the Board of Directors of NDB Group. Although the securities of certain of the companies in which the Company invested may be publicly traded, the Company's valuation of such holdings may be discounted significantly from the public market price due to restrictions on transfer, the size of the holdings or other legal, contractual or practical restrictions on disposition.

     On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc., a minority owned broker-dealer. This holding represents, as of May 31, 1999, approximately 15% of the outstanding common shares of Emmett A. Larkin Company, Inc.

     On August 13, 1996, the Company purchased 100,000 restricted shares of Synxis Corp. common stock from Intra Serve Corp. for $100,000.

     As additional consideration for a $100,000 loan made to Eurotech, Ltd. in November 1996, Sherwood Securities received 175,000 shares of Eurotech, Ltd.
common stock. During the year ended May 31, 1998, Sherwood Securities sold 50,000 of these shares, recognizing a gain of approximately $63,000. The remaining 125,000 shares were sold during the year ended May 31, 1999 with Sherwood Securities recognizing a gain of approximately $80,000.

     The Company owned 260,100 shares of Astropower, Inc. common stock, acquired as part of an underwriting in 1989. During the year ended May 31, 1999, all of the shares were sold with the Company recognizing a gain of approximately $2,300,000.

     Between February and April 1998, NDB.com invested $500,000 for 500,000 shares of Award Track, Inc. common stock. During the year ended May 31, 1999, the entire investment was written off as the Company's management deemed it worthless.

     Investment in property. NDB Group, through its wholly owned subsidiary, Sherwood Properties Corp., is an investor in a real estate limited partnership. This investment is estimated to have a nominal value.


Personnel

     As of June 30, 1999, the Company had 668 full-time employees of which 375 are salespeople, traders and trading assistants. Included in the preceding employee counts are NDB.com's 314 full-time employees of which 149 are NASD registered personnel. None of the Company's personnel are covered by a collective bargaining agreement. The Company considers its relations with its personnel to be satisfactory.

     Sherwood Securities' sales and trading personnel and NDB.com's registered representatives and certain members responsible for managing such activities are required to take examinations given by the NASD. In certain circumstances, additional examinations are required in order for sales and trading personnel to be qualified to do business in various states. Through August 1997, Sherwood Securities' traders and salespeople were paid a percentage of trading profits as compensation. Beginning in September 1997, traders and certain sales personnel are paid under the "Annual Trading/Sales Production Guarantee" program, based on a number of factors and subject to an annual review. NDB.com's registered representatives work on a salary basis.

     All full-time employees who have completed five years of employment may take a four-week (three months in the case of members of the executive committee of the Company) paid sabbatical. Such sabbatical must be taken within one year after the employee's fifth anniversary. Sabbaticals may also be taken for each subsequent five-year period of employment completed. In addition, Sherwood Securities has usually assumed any trading losses incurred in a trader's account during a trader's sabbatical.

Competition

     The market for online investing services, particularly over the Internet, is new, rapidly evolving and intensely competitive. The Company expects competition to continue to intensify in the future. NDB.com encounters direct competition from discount brokerage firms providing either touch-tone telephone or online investing services, or both. These competitors include Ameritrade, Charles Schwab, Datek Online, Discover Brokerage Direct, DLJdirect, E*Trade Securities, Fidelity Brokerage Services, Quick & Reilly and Waterhouse Securities. NDB.com also encounters competition from the many established full-commission brokerage firms, such as Merrill Lynch, Morgan Stanley Dean Witter and PaineWebber. Additionally, NDB.com competes with financial institutions, mutual fund sponsors and other organizations, some of which provide online investing services.

     The Company believes that the principal competitive factors affecting the market for NDB.com's services are cost, customer service, quality, execution, delivery platform capabilities, ease of use, presentation layer look and feel, depth and breadth of services and content, financial strength and innovation. The Company believes that NDB.com currently competes favorably with respect to each of these factors.

     Many of the Company's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than it has. Many current and potential competitors also have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Additionally, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     Sherwood Securities is one of several independent broker-dealers whose principal activity is making markets in a broad range of Nasdaq and other over-the-counter securities. There are many other broker-dealers making markets in these securities. Sherwood Securities generally has one or more competing market makers for each security in which it makes a market. Sherwood Securities competes primarily on the basis of price, its experience in market making, its relationship with its customers, the availability of its dedicated private electronic communications network and its ability to effect large transactions in an orderly manner. Sherwood now faces increasing competition from electronic communications networks and the Instinet trading market, which enable buyers and sellers to interact more directly and allow for trading without a market maker.


Regulation

     The Company's business is subject to extensive regulation applicable to the securities industry in the United States. As a matter of public policy, regulatory bodies in the United States are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission is the federal agency charged with administration of the federal securities laws. However, the SEC has delegated some regulatory matters to self-regulatory organizations, such as the National Association of Securities Dealers. The NASD adopts rules (which are subject to approval by the SEC), examines broker-dealers and requires strict compliance with its rules and regulations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. As of May 31, 1999, Sherwood Securities was registered as a broker-dealer with the SEC, the NASD and in 20 states and the District of Columbia. As of May 31, 1999, NDB.com was registered as a broker-dealer with the SEC, the NASD and in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. NDB.com is also a member of the Boston Stock Exchange and the Chicago Stock Exchange.

     SEC and NASD regulations cover many aspects of a broker-dealer's business, including, but not limited to, capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, recordkeeping, the financing of customers' purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and the NASD, or changes in the interpretation or enforcement of existing law and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, the NASD and state securities commissions may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees.

     Sherwood Securities' and NDB.com's sales and trading personnel, and certain members of management, are required to take examinations given by the NASD. In some circumstances, additional examinations are required for sales and trading personnel to be qualified to do business in various states.

     Changes in regulations pertaining to Nasdaq may have a material effect on Sherwood Securities' trading activities. For example, in August 1996, the SEC adopted new rules known as the order handling rules, which altered the manner in which orders for stocks are handled. These rules became effective on January 20, 1997 and were phased in for additional Nasdaq stocks during 1997. These rules and other rules that were proposed, as well as regulatory actions and changes in market practices, have had, and may continue to have, an adverse effect on Sherwood Securities' revenues, profit margins and the manner in which it conducts its business.


Customer Protection and Insurance

     Customers of Sherwood Securities and NDB.com are protected against some losses by the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection against lost, stolen or missing securities (except loss in value due to a rise or fall in market prices) for customers in the event of the failure of a broker-dealer. Accounts are protected up to $500,000 per customer with a limit of $100,000 for cash balances. Both Sherwood Securities and NDB.com are members of SIPC. However, because the funds and securities of the Company's customers are held by the Company's clearing firms, Broadcort and Pershing, the Company's customers are treated for SIPC purposes as customers of Broadcort and Pershing. Therefore, SIPC coverage comes into play only in the event of the financial failure of one of those firms. In addition to being members of SIPC, the Company's clearing firms also carry private insurance, which provides unlimited coverage for securities held in customer accounts in the event of the failure of those clearing firms.

     The Company also carries brokers' blanket bonds covering Sherwood Securities and NDB.com for loss or theft of securities, forgery of checks and drafts, embezzlement, certain employee misconduct and misplacement of securities. These bonds provide total coverage of $1,000,000 for Sherwood Securities and $550,000 for NDB.com. The bonds each contain deductibles of $10,000.




Net Capital and Customer Reserve Requirements

     As registered broker-dealers and members of the NASD, Sherwood Securities and NDB.com are subject to the SEC's Uniform Net Capital Rule 15c3-1. The Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. The Rule provides that a broker-dealer doing business with the public shall not permit its net capital to be less than the greater of a stated minimum dollar requirement or one-fifteenth of its aggregate indebtedness (the "basic method") or, alternatively, that it not permit its net capital to be less than the greater of a stated minimum dollar requirement or 2% of its aggregate debit items computed in accordance with Rule 15c3-3 (the "alternative method"). As of May 31, 1999, Sherwood Securities was required to maintain minimum net capital of $1,000,000 and had total net capital of $62,398,000. As of May 31, 1999, NDB.com was required to maintain minimum net capital of $250,000 and had total net capital of approximately $4,104,000.

     Sherwood Securities and NDB.com meet the exemptive provisions for the computation for determination of reserve requirements for broker-dealers under subparagraph (k)(2)(ii) of SEC Rule 15c3-3. During the period from June 1, 1998 through May 31, 1999, Sherwood Securities and NDB.com were in compliance with the conditions of this exemption.

     In computing net capital under Rule 15c3-1, various adjustments are made to exclude assets not readily convertible into cash and to provide a conservative statement of other assets, such as the inventory of securities. Therefore, a deduction is made against the market value of securities to reflect the possibility of a market decline prior to their disposition. Thus, this Rule imposes financial restrictions upon the Company's businesses that are more severe than those imposed on concerns in other types of businesses.

     In addition, the SEC and NASD impose rules that require notification when net capital falls below certain predefined levels, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and limit the ability of a broker-dealer to expand its business volume under certain circumstances. Moreover, the Uniform Net Capital Rule and the NASD's rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and NASD for certain withdrawals of capital, even capital in excess of regulatory requirements. Since NDB Group's principal assets are its ownership of its broker-dealer subsidiaries, the rules governing net capital and restrictions on capital withdrawals could prevent NDB Group from meeting its financial obligations on a timely basis. See Note 13 of Notes to the Consolidated Financial Statements.

     Compliance with the Uniform Net Capital Rule may also limit those operations of Sherwood Securities and NDB.com that require the use of significant amounts of capital, such as market making activities. Further, assets that are included in their respective minimum net capital are not available for distribution to NDB Group's shareholders in the form of dividends or otherwise. At May 31, 1999, the Company believed Sherwood Securities and NDB.com were in compliance with the net capital requirements. Failure to maintain the required net capital may subject them to suspension of business and may ultimately require their liquidation.




Item 2.     Properties

     The corporate headquarters of NDB Group and Sherwood Securities' office and trading facilities occupy approximately 51,600 square feet of space at 10 Exchange Place Centre, Jersey City, New Jersey 07302 under a lease signed in
December 1994. This lease commenced on January 1, 1995 and expires on January 31, 2007. Base rent for this space is approximately $1,500,000 per year with periodic escalations.

     NDB.com's office and sales facilities are located at 7 Hanover Square, New York, New York 10004 under a lease signed in March 1996. This lease, for approximately 36,000 square feet, commenced on April 1, 1996 and expires on September 29, 2008. Base rent on this space is approximately $718,000 per year with periodic escalations.

     The Company has signed an 18-month lease for an additional 10,000 square feet in New York for base rent of approximately $320,000 per year. This space will be used by NDB.com for its operations. The Company also signed a lease for an additional 96,000 square feet near its headquarters in Jersey City, New Jersey, for base rent of approximately $2,900,000 per year. This lease is for a term of 15 years, which may be extended. This space will be the corporate headquarters for NDB.com and Millennium and will primarily be used for the self-clearing operations, data center and call center. See Note 14 to the Consolidated Financial Statements


Item 3.     Legal Proceedings and Contingencies

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

     The Company has been named as a defendant in a number of lawsuits and arbitrations and is the subject of investigations that allege, among other things, violations of Federal and state securities laws and other laws. A substantial settlement or judgement in any of these cases could have a material adverse effect on the Company. Except as described below, management of the Company believes that none of these pending lawsuits, arbitrations and investigations is likely to have a material adverse effect on its financial condition, results of operations or liquidity, although the Company cannot be certain of this.

     On April 9, 1997, Sherwood Securities entered into a settlement agreement (the "Settlement Agreement") with Plaintiffs' co-lead counsel on behalf of the class plaintiffs in the case In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS) currently pending in the United States District Court for the Southern District of New York (the "Court"). The Settlement Agreement provided for payment by Sherwood Securities of $4,375,000 per percentage point of its market share of the "Defendants' Market" which was defined as the 35 Nasdaq ("National Association of Securities Dealers Automated Quotations") market-maker defendants' total number of shares traded as market-makers in the Class Securities (a designated list of Nasdaq securities) during the period from May 1, 1989 to May 27, 1994. Sherwood Securities' agreed market share of the Defendants' Market was estimated in the Settlement Agreement, as amended, at 2.10%, which resulted in a total principal payment obligation of $9,187,500. The Settlement Agreement provided for the payment of the verified amount in two installments. On April 23, 1997, Sherwood Securities made an installment payment in the amount of $4,593,750. The remaining balance of $4,926,797, including $333,047 of interest, was paid on April 9, 1998. The Settlement Agreement provided for a release by "Class Members" of "Released Claims" against Sherwood Securities and certain related persons and affiliates as such terms are defined in the Settlement Agreement. On November 9, 1998, Judge Sweet of the United States District Court for the Southern District of New York (the "Court") approved the Settlement Agreement and entered a Final Judgment and Order of Dismissal. The Court's Final Judgment has been appealed to the United States Court of Appeals for the Second Circuit by certain class members, and such appeals are pending.

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

     As part of the settlement, Sherwood Securities paid a civil penalty of $1,000,000 to the SEC and the sum of $8,138 in disgorgement. Sherwood Securities previously fully reserved for the penalty payment, which was made January 22, 1999. Sherwood Securities also agreed to a review by an independent consultant appointed by the SEC of its policies, procedures and practices relating to prevention and detection of those types of conduct described in the Orders which relate to Sherwood Securities. Finally, three present and one former trader employed by Sherwood Securities also consented, neither admitting nor denying the allegations, to the entry of the Orders and to individual suspensions ranging from 7 to 12 weeks and individual penalties ranging from $25,000 to $50,000 each.

     On March 22, 1999, Weiss, Peck & Greer, L.L.C. ("WPG") filed an NASD arbitration action against Sherwood Securities. WPG alleges that Sherwood Securities contravened standards of "commercial reasonableness" and "just and equitable principles of trade" in connection with the execution of trades of approximately 1.5 million shares of the stock Amazon.com from Carnegie, Childs & Co. on January 8, 1999. WPG was Carnegie's clearing broker and alleges that the trades resulted in Carnegie's having a net short position in 1,462,000 shares of Amazon.com. WPG covered the short position on January 11, 1999 and alleges it sustained losses of more than $11 million. Sherwood Securities filed an Answer and Statement of Counterclaim dated June 8, 1999 in which Sherwood Securities denied liability for the claims asserted by WPG and asserted a counterclaim against WPG of approximately $1.3 million for losses Sherwood Securities suffered in connection with these trades. WPG has filed a Reply to Counterclaim dated June 28, 1999 denying liability for the claim asserted in the Answer and Statement of Counterclaim. Sherwood Securities, after consultation with counsel, believes it has valid defenses to the claims made by WPG and intends to vigorously contest the claims.


Item 4.     Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1999.


                                     PART II

Item 5. Market for NDB Group's Common Stock and Related Security Holder Matters.

     NDB Group trades its common stock on the NYSE under the symbol "NDB." Prior to December 12, 1997, the symbol had been "SHD". There were 1,345 holders of record of NDB Group's common stock at June 30, 1999. As of June 30, 1999, the closing sales price per share for NDB Group's common stock was $58.

     The following table sets forth the high and low sales price per share for NDB Group's common stock for each quarterly period within the two most recent fiscal years as reported by the New York Stock Exchange:
                                                         Sales Prices
           Quarter Ended                            High                Low
           August 31, 1997                      $18.5000           $12.5000
         November 30, 1997                       16.1875            11.6250
         February 28, 1998                       13.5000            10.0000
              May 31, 1998                       12.3125            11.0000
           August 31, 1998                       11.6250             9.3750
         November 30, 1998                        9.5625             8.1250
         February 28, 1999                       47.0000             8.7500
              May 31, 1999                       92.9375            22.3750


     There were no cash dividends declared on the common stock of NDB Group in the two-year period ended May 31, 1999. Funds available for distribution to shareholders of NDB Group in the form of dividends are limited to the extent assets of the Company are utilized to meet the minimum net capital requirements of Sherwood Securities and NDB.com under Rule 15c3-1 promulgated by the SEC. See "Business - Net Capital and Customer Reserve Requirements".

Item 6.     Selected Consolidated Financial Data.

     The following selected consolidated financial data for the Company for each of the five years in the period ended May 31, 1999 should be read in conjunction with the respective financial statements and related notes thereto, and the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. All amounts are in thousands, except per share amounts. Certain prior year amounts have been reclassified to conform with the fiscal year ended May 31, 1999 presentation.

                                                                  Years Ended May 31,


                                                 1999           1998           1997           1996          1995
Operating Data (b)
Revenues                                     $207,865       $138,812       $161,182       $161,735        $94,740

Income from continuing operations
       before income taxes                    $34,681        $11,739        $12,647        $29,313        $13,560

Income taxes                                   16,462          5,741          6,031         12,783          1,847

Net income from continuing
       operations                              18,219          5,998          6,616         16,530         11,713

Income from discontinued
       operations, net of taxes                 2,786          3,258          2,664          3,602          2,902

Gain from sale of discontinued
       operations, net of taxes                    --          2,704             --             --             --

Net income (a)                                $21,005        $11,960         $9,280        $20,132        $14,615

Per Share Data (c):
Basic:
Income from continuing operations,
net of taxes                                    $1.30          $ .45          $ .51          $1.30          $ .94

Income from discontinued
       operations , net of taxes                  .20            .24            .21            .29            .23

Gain from sale of discontinued
       operations, net of taxes                    --            .20             --             --             --
Net income                                      $1.50          $ .89          $ .72          $1.59          $1.17

Diluted:
Income from continuing operations,
       net of taxes                             $1.29          $ .45          $ .51          $1.25          $ .86

Income from discontinued
       operations, net of taxes                   .20            .24            .21            .27            .21

Gain from sale of discontinued
       operations, net of taxes                    --            .20             --             --             --

Net income                                      $1.49          $ .89          $ .72          $1.52          $1.07


Balance Sheet Data:
Total assets                                 $217,291       $188,474       $160,161       $143,255       $113,031
Common stockholders'  equity                  141,995        124,173         92,274         86,570         65,978
Book value per share-basic (c)                  10.13           9.24           7.16           6.82           5.27
Book value per share-diluted (c)                10.04           9.20           7.13           6.56           4.83
Dividends                                          --             --             --             --             --




(a) The results of operations for the years ended May 31, 1995 include $4,687, or $.34 per share, of benefit from a net operating loss carryforward which would have been shown as an extraordinary item prior to the adoption of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

 (b) In May 1999, the Company entered into a definitive agreement to sell its ownership interest in Equitrade. The transaction closed on June 18, 1999, and as such, the operations of Equitrade have been reflected in discontinued operations for all periods reported. In addition, the results of operations of MXNet, Inc. and the American Stock Exchange Specialist business of Sherwood Securities, each of which was sold in February 1998, have been included in discontinued operations for all applicable periods.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

Fiscal 1999 Compared to Fiscal 1998

     The results of continuing operations of the Company for the year ended May 31, 1999 reflect primarily the activities of Sherwood Securities and NDB.com.

     On June 18, 1999, NDB Group sold its 46.845% membership interest in Equitrade Partners, L.L.C. In addition MXNet, Inc. ("MXNet"), a wholly owned subsidiary of NDB Group was sold on February 13, 1998. Sherwood Securities also sold its AMEX specialist business in February 1998 for $325,000. As a result, the results of operations of these entities have been segregated and reflected as discontinued operations on the Consolidated Statements of Income and Comprehensive Income. Accordingly, the consolidated line items comprising revenue and expenses from continuing operations have been adjusted to exclude the discontinued operations. Net income from operations of these discontinued operations for the year ended May 31, 1999 was $2,786,000 (net of taxes). For the year ended May 31, 1998, the net income from operations of these discontinued operations was $3,258,000 (net of taxes). See Note 12 to the Consolidated Financial Statements.

     The Company had a net income from continuing operations for the year ended May 31, 1999 of $18,219,000, compared to a net profit from continuing operations of $5,998,000 for the year ended May 31, 1998. Sherwood Securities had a net income for the year ended May 31, 1999 of $20,826,000, compared to a net profit for the year ended May 31, 1998 of $4,259,000. The Company's and Sherwood Securities' fiscal year 1998 results include a non tax-deductible charge of $1,300,000 based upon management's assessment of the status and reasonably likely outcome of the SEC investigation described in Item 3, above. NDB.com had a net income for the year ended May 31, 1999 of $1,463,000, compared to a net income of $1,304,000 for the year ended May 31, 1998.

     Total revenue from continuing operations of the Company increased by approximately $69,053,000, or 50%, from $138,812,000 in 1998 to $207,865,000 in
1999.

     Most of the Company's revenue arises from Sherwood Securities' firm securities transactions. Revenue from firm securities transactions increased $55,564,000 from $90,256,000 for the year ended May 31, 1998 to $145,820,000 for the year ended May 31, 1999. The increased activity in the equity markets, particularly trading volume in internet and high technology related stocks, resulted in increases in both the Company's ticket and share volume for the year ended May 31, 1999, as compared to a year ago. Sherwood Securities' overall ticket volume increased approximately 51% for the year ended May 31, 1999 from 4,235,000 to 6,376,000. Trading profits per ticket also increased from $21.32 to $22.87.

     The Company's commission income, primarily generated by NDB.com, increased by $8,198,000, or 22%, from $37,052,000 for the year ended May 31, 1998 to
$45,250,000 for the year ended May 31, 1999. These increases occurred primarily due to the increase in NDB.com's average daily ticket count, which was approximately 7,900 tickets per day for the year ended May 31, 1999 as compared to approximately 6,100 tickets per day for the year ended May 31, 1998.

     Realized gain on securities for the year ended May 31, 1999 represent gain from the sale of 260,100 shares of Astropower, Inc. common stock by NDB Group and 75,000 shares of Eurotech, Ltd. common stock by Sherwood Securities offset by the write-off of NDB.com's investment in 500,000 shares of Award Track, Inc. common stock deemed by management to be worthless.

     Interest and dividend income increased by approximately $2,423,000, or 32%, from $7,599,000 in 1998 to $10,022,000 in 1999 primarily due to the growing margin debits and free credits balances that customers retain with NDB.com's clearing broker and the increased proprietary average cash balance Sherwood Securities maintained with its clearing broker.

     Fee income increased $740,000, or 21%, from $3,568,000 in 1998 to $4,308,000 in 1999. The increases are due to NDB.com receiving higher distribution assistance fees (formerly called Rule 12b-1 fees) from mutual funds as NDB.com customers' balances in those funds have increased, as well as an increase in the negotiated rates used to calculate the fees rebated thereon. The increase in fee income would have been even higher, except that during the year ended May 31, 1998, Sherwood Securities received a non recurring $275,000 fee for consulting services rendered in connection with the sale of its AMEX specialist business.

     Total expenses from continuing operations increased $46,111,000, or 36%, from $127,073,000 in 1998 to $173,184,000 in 1999. The reasons for the increase in expenses are set forth below.

     Clearing and related charges decreased by approximately $964,000 from $46,320,000 in 1998 to $45,356,000 in 1999. As a percentage of revenue, clearing and related charges decreased to 22% for the year ended May 31, 1999 from 33% in the prior year. The decrease for the year ended May 31, 1999 is due principally to three factors. First, there was the reduction in clearance charges due to a full year's benefit from decreases in per ticket rates negotiated with Sherwood Securities' clearing broker during the year ended May 31, 1998. Second, there was a reduction in clearance charges due to a decrease in per ticket rates negotiated with NDB.com's clearing broker as of February 1999. And, lastly, was the reduction in order flow rebate fees paid by Sherwood Securities based upon the overall size and type of the order flow received. These rate reductions were more than enough to compensate for increases of 51% and 29% in total trades executed by Sherwood Securities and NDB.com, respectively, during the year ended May 31, 1999 over the prior year.

     Compensation and benefits increased by approximately $33,558,000, or 72%, for the year ended May 31, 1999, compared with the prior year. As a percentage of revenue, employee compensation increased to 39% for the year ended May 31, 1999, from 33% a year ago. The increases were primarily due to a rise in compensation paid to Sherwood Securities' traders and salesmen resultant from the increase in Sherwood Securities' net trading revenue and profitability. Similarly, based on the increasing profitability and operational benchmarks of both NDB.com and Sherwood Securities, management and employee bonuses have increased. Finally, the number of employees increased to 624 employees as of May 31, 1999, from 478 employees as of May 31, 1998.

     Communication expenses, which include market data services, increased by $2,927,000 from $10,865,000 in 1998 to $13,792,000 in 1999. The increase is mainly due to an increase in the cost of real-time quotations now being offered on NDB.com Webstation(TM).

     Advertising   costs  increased   $3,548,000  from  $4,146,000  in  1998  to
$7,694,000 in 1999 due to additional media buys and the costs to produce a new line of advertisements for NDB.com.

     Occupancy costs increased $363,000 from $2,287,000 in 1998 to $2,650,000 in 1999. This increase is due to additional space leased during fiscal 1999 by both Sherwood Securities and NDB.com, as well as increases in utility charges.

     Equipment rentals increased $436,000 from $185,000 in 1998 to $621,000 in 1999. The increase is principally due to an increase in the cost of rental of various computer hardware and software systems related to NDB.com Webstation(TM).

     Professional fees increased by $2,663,000 from $705,000 in 1998 to $3,368,000 in 1999. The increase is primarily due to a rise in legal fees associated with a number of projects, including corporate acquisitions and dispositions by NDB Group, real estate lease negotiations primarily by NDB.com, architectural and engineering needs analyses and other matters for both NDB.com and Sherwood Securities.

     Technology consulting fees increased $1,355,000 from $743,000 in 1998 to $2,098,000 in 1999. The increase is primarily due to the management of NDB.com new Webstation(TM) development project.

     Depreciation and amortization increased by approximately $1,212,000, or 18%, for the year ended May 31, 1999, as compared to the prior year. These increases can be attributed to three main factors. First, NDB.com incurred additional charges for the disposition of abandoned assets in connection with a network upgrade. Second, the useful lives for all of Sherwood Securities' and NDB.com's computer-related equipment were reduced. This revision was necessary due to the fact that these assets are becoming obsolete faster (due to speed and capacity limitations) in view of the higher volume and volatility conditions of current markets. Finally, the fixed asset, leasehold improvement andcomputer software additions by Sherwood Securities and NDB.com aggregating approximately $2,300,000 and $4,900,000, respectively, during the period from June 1998 through May 1999 also increased depreciation and amortization.

     Travel and entertainment expense increased approximately $1,177,000 from $1,672,000 in 1998 to $2,849,000 in 1999 and reflects primarily the entertaining of customers by Sherwood Securities' institutional and broker dealer sales force.

     Repairs and maintenance expense at both NDB.com and Sherwood Securities increased by $397,000 from $1,906,000 in 1998 to $2,303,000 in 1999. The increase is principally due to maintenance service contract fees paid in order to maintain infrastructures as the original warranties on the various systems continue to expire.

     Interest expense increased $51,000 from $339,000 in 1998 to $390,000 in 1999 primarily due to interest incurred by NDB Group on its $15,000,000 loan from SLK.

     Other expenses decreased $613,000 from $4,850,000 in 1998 to $4,237,000 in 1999. The decrease is primarily attributable to the absence in fiscal 1999 of a Sherwood Securities charge in connection with the SEC investigation, which was recorded in fiscal 1998. See Item 3, "Legal Proceedings". Partially offsetting this decrease was an increase in NDB.com customer accomodations related to trade executions.

     The Company's effective tax rate decreased from approximately 49% for the year ended May 31, 1998 to approximately 47% for the year ended May 31, 1999. The decrease in effective tax rate is due primarily to the non-deductibility for tax purposes in the prior year of the charge related to the SEC investigation described in Item 3 above.

Fiscal 1998 Compared to Fiscal 1997

     The Company's results of continuing operations for the year ended May 31, 1998 reflect primarily the activities of Sherwood Securities and NDB.com. Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1999 presentation.

     In addition, the results of operations of Equitrade, MXNet and the AMEX specialist business of Sherwood Securities, each of which was sold by the Company, have been segregated and reflected as discontinued operations on the Consolidated Statements of Income and Comprehensive Income. As such, the individual line items comprising revenue and expenses from continuing operations have been adjusted to exclude the discontinued operations. Net income from operations of these discontinued operations for the year ended May 31, 1998 was $3,258,000 (net of taxes). For the year ended May 31, 1997, the net income from operations of these discontinued operations was $2,664,000 (net of taxes). See
Note 12 to the Consolidated Financial Statements -- Discontinued Operations.

     The Company had a net income from continuing operations for the year ended May 31, 1998 of $5,998,000, compared to a net income from continuing operations of $6,616,000 for the year ended May 31, 1997. Sherwood Securities had a net income from continuing operations for the year ended May 31, 1998 of $4,259,000, compared to a net income from continuing operations for the year ended May 31, 1997 of $6,680,000. The results for the Company and Sherwood Securities for fiscal 1997 reflect a litigation settlement charge of $9,188,000, and associated professional fees. Exclusive of this charge, net of reduced bonus and tax expenses, net income from continuing operations for the Company and Sherwood Securities would have been $10,491,000 and $11,458,000, respectively, for the year ended May 31, 1997. The Company's and Sherwood Securities' fiscal year 1998 results include a non tax-deductible charge based upon management's assessment of the status and reasonably likely outcome of the SEC investigation described in Item 3 above. NDB.com had a profit for the year ended May 31, 1998 of $1,304,000, compared to a net loss of $300,000 for the year ended May 31, 1997.

     Total revenue from continuing operations for the Company decreased by approximately $22,370,000, or 14%, from $161,182,000 in 1997 to $138,812,000 in
1998.

     Most of the Company's revenue arises from Sherwood Securities' firm securities transactions. Revenue from firm securities transactions decreased, although overall trading volume increased approximately 32% for the year ended May 31, 1998, when compared with the year ended May 31, 1997 as trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the SEC and the NASD, such as the limit order handling rules, have resulted in an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, the new limit order display rules, increased volatility in the marketplace and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per ticket.

     The Company's commission income, primarily generated by NDB.com, increased principally due to a 31% increase in customer average daily tickets. Offsetting some of this increase is a continued shift in the way customers trade with NDB.com. Throughout the year ended May 31, 1998, more customers traded utilizing NDB.com's lower-priced, automated systems, PowerBroker(SM) and Webstation(TM), as opposed to using higher costing live representatives.

     For the year ended May 31, 1997, the principal portion of equity income in partnerships was an equity loss from NDB Group's 49% limited partnership interest it held in Anvil Institutional Services Company ("Anvil"). On January 24, 1997, NDB Group acquired the remaining 51% of Anvil that it did not previously own. As such, for the year ended May 31, 1998, Anvil's results were consolidated with those of the Company until Anvil was sold on September 5, 1997.

     Interest and dividend income decreased slightly from $7,652,000 in 1997 to $7,599,000 in 1998, although the sources of interest income varied. Interest income increased due to the growing margin debits and free credit balances that customers retain with NDB.com's clearing broker. Meanwhile, interest income of Sherwood Securities decreased primarily due to reduced average amounts of cash being available for investment.

     Fee income  increased by  $1,055,000,  or 42%,  from  $2,513,000 in 1997 to
$3,568,000 in 1998. The increases are due to NDB.com receiving higher distribution assistance fees from money market funds as customers' balances in those funds have increased, as well as an increase in the negotiated rates used to calculate the fees rebated thereon. Finally, in connection with Sherwood Securities' sale of its AMEX specialist business, fees were received for certain consulting services performed during the transition period for the purchaser.

     Total expenses from continuing operations decreased $21,462,000, or 14%, from $148,535,000 in 1997 to $127,073,000 in 1998. Exclusive of the litigation settlement charges of $9,188,000 and associated professional fees, net of reduced bonus expense, total expenses for the year ended May 31, 1997, would have been $141,084,000, resulting in a decrease of 11% for the year ended May 31, 1998. The reasons for the decrease in expenses are set forth below.

     Clearing and related charges decreased by $8,689,000 from $55,009,000 in 1997 to $46,320,000 in 1998. The decrease is due primarily to lower order flow rebates being paid to Sherwood Securities' correspondents based upon the overall size and type of order flow received. Also contributing to the decrease are lower per ticket clearance charges due to newly negotiated rates with Sherwood Securities and NDB.com's clearing brokers.

     Compensation and benefits decreased $6,390,000 from $52,887,000 in 1997 to $46,497,000 in 1998. The decrease was primarily due to lower commissions paid to Sherwood Securities' traders because of the decrease in revenue from firm securities transactions.

     Communication expenses, which include market data services, decreased by $986,000 from $11,851,000 in 1997 to $10,865,000 in 1998. The decrease was mainly due to the 1997 upgrade of NDB.com's PowerBrokerSM IVR System and development of an in-house quote server, which costs did not occur in 1998.

     Advertising   costs  increased   $1,487,000  from  $2,659,000  in  1997  to
$4,146,000 in 1998 due to additional media buys by NDB.com.

     Occupancy costs decreased $208,000 from $2,495,000 in 1997 to $2,287,000 in 1998. The decrease is attributable to a decrease for NDB.com which, last year, incurred rent concurrently, from November 1996 on two main office locations as it awaited the move of its headquarters to 7 Hanover Square in New York City. In addition, the closing of NDB.com's branch offices as of October 31, 1997 has led to a reduction in rent expense.

     Professional fees decreased by $2,485,000 from $3,190,000 in 1997 to $705,000 in 1998. During the year ended May 31, 1997, NDB Group incurred approximately $535,000 in legal, accounting and investment banker fees and expenses, financial institution commitment fees and out-of-pocket expenses in connection with NDB Group's review of a possible acquisition which was not consummated. Sherwood Securities also incurred additional legal fees in connection with the litigation settlement negotiations and the entry into the Settlement Agreement in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS). See Item 3 "Legal Proceedings". These prior year expenses did not recur to the same extent in the current fiscal year, leading to the reduction in professional fees.

     Depreciation and amortization increased by $2,235,000 from $4,323,000 in 1997 to $6,558,000 in 1998. The increase was primarily due to depreciation and amortization incurred on fixed asset, leasehold improvement and computer software additions by Sherwood Securities and NDB.com aggregating approximately $1,700,000 and $4,500,000, respectively during the year ended May 31, 1998, as well as a full year's expense on $12,000,000 of additions during the prior year.

     Travel and entertainment expense primarily incurred by Sherwood Securities decreased $187,000 from $1,859,000 in 1997 to $1,672,000 in 1998. The decrease is primarily due to cost control measures.

     Repairs and maintenance expense increased by $994,000 from $912,000 in 1997 to $1,906,000 in 1998. The increase is primarily due to maintenance service contract fees paid by both Sherwood Securities and NDB.com in order to maintain infrastructures as the original warranties on the various systems expire.

     Interest expense increased $232,000 from $107,000 in 1997 to $339,000 in 1998 primarily due to interest incurred by Sherwood Securities on the remaining unpaid balance of approximately $4,600,000, due in April 1998, owed in connection with its settlement agreement, as amended, in the case entitled In
Re: NASDAQ Market-Makers Antitrust Litigation.

     Litigation settlement, for the year ended May 31, 1997, represents charges for Sherwood Securities in connection with the Settlement Agreement. See Item 3, "Legal Proceedings".

     Other expenses  increased  $1,232,000 from $3,618,000 in 1997 to $4,850,000 in 1998. The increase is primarily attributable to increases in NDB.com customer accommodations related to trade executions, employment agency fees and certain expense accruals by Sherwood Securities in connection with the reasonably likely outcome of the SEC investigation. See Item 3, "Legal Proceedings".

     The Company's effective tax rate increased from approximately 48% for the year ended May 31, 1997 to approximately 49% for the year ended May 31, 1998. The increase in effective tax rate is due primarily to the non-deductibility of certain expense accruals for tax purposes in the year ended May 31, 1998.

     For the year ended May 31, 1998, deferred tax expenses principally relate to the reversal of the prior year's tax benefit as the remaining balance due under the Settlement Agreement, as amended, was paid during the year ended May 31, 1998. The Company took a deduction on its fiscal 1998 tax returns for this payment.

Fiscal 1997 Compared to Fiscal 1996

     The results of continuing operations for the year ended May 31, 1997 reflect primarily the activities of Sherwood Securities and NDB.com. Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1999 presentation.

     In addition, the results of operations of Equitrade, MXNet and the AMEX specialist business of Sherwood Securities, each of which was sold by the Company, have been segregated and reflected as discontinued operations on the Consolidated Statements of Income and Comprehensive Income. As such, the individual line items comprising revenue and expenses from continuing operations have been adjusted to exclude the operations of the discontinued operations. Net income from operations of these discontinued operations for the year ended May 31, 1997 was $2,664,000 (net of taxes). For the year ended May 31, 1996, the net income from operations of these discontinued operations was $3,602,000 (net of taxes). See Note 12 to the Consolidated Financial Statements -- Discontinued Operations.

     The Company had a net profit from continuing operations for the year ended May 31, 1997 of $6,616,000, compared to a net profit from continuing operations of $16,530,000 for the year ended May 31, 1996. Sherwood Securities had a net profit for the year ended May 31, 1997 of $6,680,000, compared to a net profit from continuing operations for the year ended May 31, 1996 of $15,318,000. The results for the Company and Sherwood Securities for fiscal 1997 reflect a litigation settlement charge of $9,188,000 and associated professional fees. Exclusive of this charge, net of reduced bonus and tax expenses, net profit from continuing operations for the Company and Sherwood Securities would have been $10,491,000 and $11,458,000, respectively, for the year ended May 31, 1997. NDB.com had a net loss for the year ended May 31, 1997 of $300,000, compared to a net profit of $3,089,000 for the year ended May 31, 1996.

     Revenue from continuing operations decreased by approximately $553,000, or less than 1%, from $161,735,000 in 1996 to $161,182,000 in 1997.

     Most of the Company's income from continuing operations was resultant from Sherwood Securities' firm securities transactions. Sherwood Securities' profits from firm securities transactions decreased $5,200,000, or 4%, from $122,691,000 in 1996 to $117,491,000 in 1997 although its overall trading volume increased approximately 1% for the year ended May 31, 1997, when compared with the year ended May 31, 1996, as trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the SEC and the NASD in late fiscal 1997, such as limit order protection, have resulted in an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, the new limit order display rules, increased volatility in the marketplace and increased SOES activity have also been factors in the decrease in trading profits per ticket.

     The Company's commission income, primarily generated by NDB.com, increased by $1,916,000, or 6%, from $30,723,000 in 1996 to $32,639,000 in 1997. This modest increase is due to increases in trading volume and customer accounts. Partially offsetting some of these increases is a shift in the way customers trade with NDB.com. Throughout the year ended May 31, 1997, more customers traded through NDB.com's lower-priced, automated systems, PowerBrokerSM and Webstation(TM), as opposed to live representatives.

     Interest and dividend income increased by $1,678,000 from $5,974,000 in 1996 to $7,652,000 in 1997. The increase is primarily due to a significant rise in NDB.com's customer debit and credit balances held with the NDB.com's clearing broker and an increase in the agreed-upon rate used to compute interest earned on such customer balances. Also contributing to the increase were the availability of larger amounts of cash for investment by Sherwood Securities, and higher average market interest rates than in the prior year.

     Fee income increased by $1,159,000 from $1,354,000 in 1996 to $2,513,000 in
1997. The increase is due to larger distribution assistance fees received from money market funds as NDB.com's customers' balances in those funds have increased since the prior year.

     Total expenses from continuing operations increased $16,114,000, or 12%, from $132,421,000 in 1996 to $148,535,000 in 1997. Exclusive of the litigation settlement charge of $9,188,000 and associated professional fees, net of reduced bonus expense, total expenses for the year ended May 31, 1997 would have been $141,084,000, an increase of 7% from the prior year. The reasons for the increase in expenses are set forth below.

     Clearing and related charges increased by $1,274,000 from $53,735,000 in 1996 to $55,009,000 in 1997. This increase is principally due to the operations of NDB.com for which clearance charges rose by approximately $991,000 over the prior year due to the increase in the volume of transactions. In addition, there was a net increase of approximately $631,000 in clearance, correspondent and execution charges on Sherwood Securities' market making activities.

     Compensation and benefits increased $947,000 from $51,940,000 in 1996 to $52,887,000 in 1997. The increase was primarily due to higher salaries for additional employees hired (principally due to the expansion of NDB.com) offset by decreases in both traders' commissions and in executive and staff bonuses. The decrease in Sherwood Securities' trading profits led directly to the reduction in bonuses and commission payouts.

     Communication expenses increased by $784,000 from $11,067,000 in 1996 to $11,851,000 in 1997. The increase was mainly due to an increase in the activities of NDB.com, primarily the expansion of its toll-free customer quotation service and an increase in trading volume.

     Advertising costs increased $932,000 from $1,727,000 in 1996 to $2,659,000 in 1997. During the second half of fiscal 1997, NDB.com launched a new advertising campaign that included various forms of media advertising.

     Occupancy costs decreased $371,000 from $2,866,000 in 1996 to $2,495,000 in 1997. The decrease is attributable to a decline for Sherwood Securities which, last year, incurred rent concurrently on two main office locations as it awaited its move from New York to New Jersey. Offsetting this decrease was higher occupancy costs incurred as a result of the signing of a new lease for the relocation of NDB.com's main offices to 7 Hanover Square.

     Professional fees increased by $1,173,000 from $2,017,000 in 1996 to $3,190,000 in 1997. During the year ended May 31, 1997, NDB Group incurred approximately $535,000 in legal, accounting and investment banker fees and expenses, financial institution commitment fees and out-of-pocket expenses in connection with NDB Group's review of a possible acquisition which was not consummated. Sherwood Securities also incurred additional legal fees in connection with the litigation settlement negotiations and the entry into the Settlement Agreement. See Item 3, "Legal Proceedings".

     Depreciation and amortization increased by $528,000 from $3,795,000 in 1996 to $4,323,000 in 1997. The increase was primarily due to depreciation and amortization incurred on fixed asset and leasehold improvement additions by Sherwood Securities and NDB.com of approximately $2,000,000 and $10,000,000, respectively, during the year ended May 31, 1997.

     Travel and entertainment expense increased $400,000 from $1,459,000 in 1996 to $1,859,000 in 1997. The increase is primarily due to additional entertaining of customers by Sherwood Securities' institutional sales force.

     Repairs and maintenance expense increased by $472,000 from $440,000 in 1996 to $912,000 in 1997. The increase is primarily due to maintenance service contract fees paid in order to maintain Sherwood Securities' and NDB.com's infrastructures as the original warranties on the various systems expire.

     Interest expense increased $96,000 from $11,000 in 1996 to $107,000 in 1997 and primarily represents interest owed on the underpayment of estimated income taxes for certain tax jurisdictions.

     Litigation settlement, for the year ended May 31, 1997, represents a charge by Sherwood Securities in connection with the Settlement Agreement.

     Other expenses increased $642,000 from $2,976,000 in 1996 to $3,618,000 in 1997. Contributing to the increase is the assumption of costs related to the advent of a debit card program for preferred customers of NDB.com. The remainder of the increase is due to the overall increase in the volume of business and the increase in staff size of NDB.com.

     The Company's effective tax rate increased from approximately 44% for the year ended May 31, 1996 to approximately 48% for the year ended May 31, 1997. The difference in rates is due to several factors. During the year ended May 31, 1996, the Company recognized certain tax benefits primarily related to employee compensation arrangements, which were not available during the year ended May 31, 1997. In addition, as a result of significant capital additions during the year ended May 31, 1997 for NDB.com, the Company's consolidated state income tax rate increased.

     For the year ended May 31, 1997, deferred taxes principally relate to the future deductibility of the expense for the Settlement Agreement that the Company has recorded and which is expected to be paid.


Liquidity and Capital Resources

     The Company's tangible assets are highly liquid, but subject to market price fluctuation, with more than 61% consisting of cash or assets readily convertible into cash (principally firm securities positions, receivables from brokers and cash). The Company's operations have generally been financed by internally generated funds.

     NDB Group's broker-dealer subsidiaries, Sherwood Securities and NDB.com are subject to the minimum net capital requirement of the SEC, which is designed to measure the general financial soundness and liquidity of brokers. As of May 31, 1999, Sherwood Securities and NDB.com had approximately $61,398,000 and $3,854,000 in excess of the minimum required net capital requirements, respectively, representing increases of $25,659,000 for Sherwood Securities and $286,000 for NDB.com, from the prior year. The increases for Sherwood Securities and NDB.com resulted primarily from the year's net income. The net capital rule imposes financial restrictions upon Sherwood Securities' and NDB.com's businesses, which are more severe than those imposed on most other businesses.

     Cash flows from operations vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned into cash is determined by the depth of the market and the size of the Company's security positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on Sherwood Securities and NDB.com, which directly affects the amount of funds available for operating, investing and financing activities.

     From time to time, the Company has borrowed funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. Management is reviewing alternatives to meeting these funding requirements.

     Fixed assets and computer software of approximately $4,900,000 were purchased and placed into service by NDB.com during the year ended May 31, 1999 in connection with the upgrade of NDB.com's technological infrastructure.

     The Company anticipates that it will spend an additional $35,000,000 over the next 9 months for its subsidiaries' ongoing technological infrastructure upgrades and the relocation of NDB.com's offices and intends to finance these activities with funds received from the sale of 2,990,000 shares of its common stock during June 1999.

     Cash flows from the Company's investment activities are directly related to market conditions.

     The Company owned 260,100 shares of Astropower, Inc. common stock, acquired as part of an underwriting in 1989. During the year ended May 31, 1999, all of the shares were sold with the Company recognizing a gain of approximately $2,300,000.

     Between February and April 1998, NDB.com invested $500,000 for 500,000 shares of Award Track, Inc. common stock. During the year ended May 31, 1999, the entire investment was written off as the Company's management deemed it worthless.

     During the year ended May 31, 1997, the Company made two loans of $3,000,000 each to NDB.com, in the form of subordination agreements. In July 1999, NDB Group contributed $10,000,000 to NDB.com. These funds were expended in order for NDB.com to maintain adequate regulatory capital levels. The Company will make additional loans or contributions to its broker-dealer subsidiaries, as necessary, to ensure regulatory compliance.

     On December 22, 1992, the Company announced it would by back up to 1,500,000 shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. In June 1998, the Board of Directors authorized an interim program to repurchase up to an additional 150,000 shares of the Company's common stock. As of May 31, 1999, 1,650,000 shares had been reacquired, of which 244,822 shares were repurchased during the fiscal year ended May 31, 1999. The source of the funds for these purchases was internally generated.

     As a result of Equitrade's acquisition on December 31, 1998 of RSF Partners'assets, including the right to act as a specialist in 39 securities on the NYSE, the NYSE required Equitrade to increase its capital to $55,000,000. In order to increase Equitrade's capital, a $22,000,000 subordinated loan was made to Equitrade by NDB Group. NDB Group obtained the funds by borrowing $15,000,000 from SLK, with a six-month maturity, and the balance was provided by internally generated funds of the Company. Concurrent with the sale of Equitrade to SLK on June 18, 1999, NDB Group was repaid for its $22,000,000 subordinated loan and NDB Group repaid its $15,000,000 loan to SLK.

     As a result of the sale of Equitrade on June 18, 1999, the Company received approximately $85,000,000 in cash (net of $15,000,000 used to repay the loan from SLK). On June 25, 1999, the Company closed an underwritten public offering of 2,990,000 shares of its common stock, which resulted in its receipt of approximately $91,600,000 in proceeds net of underwriters' discounts and commissions and expenses related to the offering.




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

Impact of the Year 2000 Issue

     This material is subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

     State of Readiness - The Company is preparing for the issues associated with the year 2000, including changes in the programming of internal and vendor computer systems. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's plan to deal with the year 2000 issue is a five-step plan, which includes both information technology ("IT") and non-information technology ("non-IT") systems. IT systems include the Company's trading system, the Company's accounting software and the NDB.com WebstationTM. Non-IT systems include the Company's headquarters' water, sprinkler and elevator systems. The five steps are awareness, assessment, renovation, validation and implementation. Awareness required the notification of all employees, particularly senior management, of the potential year 2000 problem. Assessment included taking inventory of every product or service produced or used by the Company that relies on the use of dates. The date could be used to store, search, retrieve or calculate information. The awareness and assessment phases of the plan were 100% complete as of May 31, 1999. Renovation, which has also been substantially completed as of May 31, 1999, includes the conversion of year 2000 non-compliant systems into year 2000 compliant systems. The Company believes that internal software and hardware identified as non-compliant have been made compliant or replaced, in all material respects, as of May 31, 1999, except that the Company was notified by Nasdaq that the operating systems of certain of its level II workstations need to be upgraded to be compliant. The Company intends to upgrade these workstations by August 31, 1999. The Company internally verified compliance of its new NDB.com WebstationTM by August 1999. Validation comprises the testing of all systems by using test data with dates that include the year 2000. This is the certification phase of the Company's production platforms. Implementation will be a final review of all year 2000 production systems, IT and non-IT, in service. The Company has constructed a dedicated year 2000 test development environment to eliminate potential risks to the production platforms for use in the validation phase of this plan. The Company completed, in all material respects, the validation and implementation phases by June 30, 1999. The Company is dependent upon services rendered by third parties, such as telecommunications, electric and clearance, which may have a material effect on operations. Except as indicated below, these essential service providers have indicated to the Company that they will be year 2000 compliant in time to meet the Company's schedule, although management presently has no assurance that such plans will be implemented on a timely basis. The Company has been unable to obtain verification that the building located at 3 New York Plaza, New York, New York is year 2000 compliant. On an interim basis, NDB.com has some of its operational units in this building. NDB.com is arranging for the performance of these operations at its other locations in the event year 2000 problems prevent utilization of this space. Sherwood Securities continues to conduct market tests with communication lines pursuant to which it receives order flow. Not all of these tests have been successfuly completed as of the date of this report. However, both NDB.com and Sherwood Securities intend to continue to enhance and modify mission critical systems as necessary after June 30, 1999. The Company intends to test each enhancement or modification to determine if it is Year 2000 compliant. The Company is aware that its clearing brokers may not be willing to modify their systems until after January 1, 2000 in response to requests by the Company to make changes to accommodate enhancements to its systems. Costs - The Company estimates that it will spend $500,000 for software modifications, hardware and testing related to year 2000. Through May 31, 1999, the Company has spent approximately $203,000 of which $163,000 was incurred during the fiscal year ended May 31, 1999. The Company does not track internal costs related to year 2000 issues, which consist primarily of payroll expenses and, as a result, the foregoing estimate and actual expenditures do not include such internal costs.

     The Company has assessed that business interruption is the most reasonably likely worst case year 2000 scenario, although the effect upon the Company's results of operations, liquidity and financial condition is unknown.

     Contingency Plan - At this time, the Company has formulated contingency plans should internal systems, vendors or customers fail to become compliant or fail to operate as a result of year 2000 problems. In case of a non-replaceable vendor suffering a failure in the year 2000, the Company could be materially affected.

Looking Ahead

     During the fiscal year ending May 31, 2000, the Company intends to execute the following strategic plan. As a result of the underwritten public offering of its common stock that closed on June 25, 1999 and the sale of Equitrade on June 18, 1999, the Company has accumulated cash of approximately $177,000,000, including the return of its invested capital at Equitrade.

     NDB.com intends to expend up to $30,000,000 for marketing and advertising its discount brokerage services. Specifically, NDB.com will focus on branding its services through the use of its logo, the duck.

     NDB.com is building a new data center and office space at a new location in Jersey City, New Jersey. The estimated cost of this project is $35,000,000. Most of the expenditures are projected to occur during the fiscal year ending May 31, 2000.

     NDB Group has formed a new subsidiary, Millennium Clearing Corp., which will serve as the vehicle to clearing transactions initially for NDB.com and Sherwood Securities and later for third parties. The Company estimates that approximately $20,000,000 will be needed to satisfy regulatory net capital requirements for this operation. Additional funds will be expended for the start up of the operation. The Company estimates that Millennium will commence operation during the year ending December 31, 2000. Millennium will be required to register as a broker dealer and seek other regulatory clearances prior to the commencement of business. While the Company believes self-clearing NDB.com and Sherwood Securities will eventually reduce clearing expenses for these entities, there can be no assurance that this will occur or if it occurs when the savings will be achieved.

     In addition, NDB.com intends to continue to invest in the development and introduction of new products. Products being reviewed are access to initial public offerings, insurance and banking products, electronic bill presentment and payment and credit products.

     Management of the Company believes these investments and innovations are required to compete in the rapidly evolving businesses of market making and discount retail brokerage.


Item 7a.   Quantitative and Qualitative Disclosures About Risk

     The Company's principal business activities are, by their nature, risky and volatile and are directly affected by many national and international factors. Any one of these factors may cause a substantial decline in the securities markets, which could materially adversely affect the Company's business. Managing risk is critical to the Company's profitability and to reducing the likelihood of earnings volatility. The Company's risk management policies and procedures have been established to continually identify, monitor, and manage risk. The major types of risk, which the Company faces include, credit risk, legal risk, operating risk, and market risk.

     Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligations. The Company clears its securities transactions through unaffiliated clearing agents. Under the terms of its clearing agent agreements, the Company's clearing agents have the right to charge it for losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, the Company's policy is to monitor the credit standing of its customers and maintain collateral to support margin loans to customers. Further, most of the Company's assets are held at one or more clearing agents. Therefore, it would incur substantial losses if one of the Company's clearing agents were to become insolvent or otherwise unable to meet its financial obligations.

     Operating risk is the potential for loss due to deficiencies in control processes or computer and technological systems. The Company relies heavily on various computer and communications systems to operate its business, including NDB.com's web site. The Company relies particularly on third parties such as Nasdaq, telephone companies, online service providers, data processors and software and hardware vendors. The Company's business could be negatively impacted by unanticipated disruptions in service to customers, slower response times, delays in trading, failed settlement of trades, decreased customer service and satisfaction, incomplete or inaccurate accounting or processing of trades, and delays in the Company's introduction of new products and services. The Company attempts to mitigate operating risk by employing experienced personnel, maintaining an internal control system, and maintaining backup and recovery functions.

     Legal risk is the risk associated with non-compliance with legal and regulatory requirements, and counterparty non-performance based upon non-credit related conditions, such as legal authority or capacity. The SEC, NASD, and other agencies extensively regulate the U.S. securities industry. The Company is required to comply strictly with the rules and regulations of these agencies. Further, there are frequent changes in the laws and regulations affecting the securities industry and the securities markets. If the Company fails to comply with any of these laws, rules, or regulations, it is subject to censure, fines, cease-and-desist orders or suspensions of its business. Additionally, the SEC and NASD have strict rules that require it to maintain sufficient net capital. If it fails to maintain the required net capital, the SEC or the NASD may suspend or revoke its broker-dealer licenses. In addition, the Company may be subject to lawsuits or arbitration claims by customers, employees or other third parties in the different jurisdictions in which it conducts business. The Company has established procedures in accordance with legal and regulatory requirements that are designed to reasonably ensure compliance in these matters.

     Market risk is the risk of loss that may result from changes in interest and foreign exchange rates, equity and commodity prices and the correlations among them. The Company's current operations and trading activity limit its exposure to the interest rate and equity price exposure components of market risk.

     Interest rate risk is the possibility of a loss in the value of financial instruments from changes in interest rates. The Company's primary exposure to interest rate risk arises from its interest earning assets (mainly deposits at clearing brokers, loans and notes receivable and U.S. Treasury obligations) and funding sources (loans payable). The Company attempts to mitigate this risk by only holding U.S. Treasury obligations with maturities of one year or less.

     Included in its inventory of financial instruments held for trading purposes are government securities with a fair value of $8.4 million and $7.7 million at May 31, 1999 and 1998, respectively. The interest rate risk, which arises from short term treasury rates, associated with these positions is not material to the Company's financial position, results of operations or cash flows. All other financial instruments exposed to interest rate risk are held for purposes other than trading. For these instruments the interest rate risk is not material as the underlying value will not vary with changes in interest rates.

     Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which the Company has no control. The Company's market making activities expose its capital to significant equity price risk. To mitigate this risk, senior management monitors profits and losses on a real-time basis throughout the trading day. Further, from the Company's system-generated reports, senior management reviews positions, mark-to-market valuations, and daily profits and losses on individual security positions. Additionally, traders are required to maintain positions meeting a specified potential profit/loss ratio, which is monitored by management.

     . The Company maintains inventories for trading purposes in exchange-listed, Nasdaq and other over-the-counter securities on both a long and short basis. The fair value of these securities at May 31, 1999, was $38.0 million in long positions and $11.7 million in short positions. The fair value of these securities at May 31, 1998, was $68.0 million in long positions and $28.7 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $2.6 million and $3.9 million for 1999 and 1998, respectively. A 10% hypothetical decline was used to represent a significant yet plausible market change.

     Other financial instruments exposed to equity rate risk are held for purposes other than trading. This includes investments by the Company in two privately held corporations. These investments were valued at their cost, $500,000 and $1,001,320 at May 31, 1999 and May 31, 1998, respectively, in the
Company's financial statements under the heading "Securities not readily marketable". The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $50,000 for 1999 and $100,000 for 1998.





Item 8.     Financial Statements and Supplementary Data.

     The response to this item is submitted in a separate section of this report commencing on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On February 12, 1999, KPMG LLP resigned by mutual agreement with the Company as the Company's independent public accountants. The Audit Committee of the Board of Directors of NDB Group recommended to the Board of Directors that PricewaterhouseCoopers LLP be selected as the independent public accountants for the Company. The Board of Directors approved the recommendation of its Audit Committee. PricewaterhouseCoopers LLP became the Company's independent public accountants on February 19, 1999. The report of KPMG LLP on the financial statements of the Company for the fiscal years ended May 31, 1997 and 1998 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended May 31, 1998 and 1999, there were no disagreements between the Company and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



                                    PART III


Item 10.    Directors and Executive Officers of the Company.

     The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of NDB Group's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 20, 1999 is hereby incorporated by reference.


Item 11.    Executive Compensation.

     The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" and "Company Performance" of NDB Group's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 20, 1999 is hereby incorporated by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and Management.

     The material contained in "Voting Securities and Principal Holders Thereof" of NDB Group's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 20, 1999 is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions.

     The material contained in "Certain Relationships and Related Transactions" of NDB Group's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 20, 1999 is hereby incorporated by reference. See also, "Recent Developments."


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            (a)      Financial Statements

                     Reference is made to page F-1 for a list of all financial statements and schedules filed as part of this report.

            (b)      Reports on Form 8-K

                     During the last quarter of the year ended May 31, 1999, NDB Group filed one report on Form 8-K. The report, dated April 21, 1999, was filed in regard to the adoption of the National Discount Brokers Group, Inc. 1999 Stock Option Plan, the signing of a definitive agreement regarding the sale of Equitrade Partners, L.L.C., the signing of a change of control agreement with an executive of NDB Group and NDB Group's signing of a new lease.

            (c)      Exhibits

                     The exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the
                     Exhibit Index beginning on page E-1.

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Financial Statements
For the Years Ended
May 31, 1999, 1998 and 1997

National Discount Brokers Group, Inc. and Subsidiaries
Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                                               Page

Independent Accountants' Reports                                                                              F-1-2

Consolidated Financial Statements and Notes

    Consolidated Statements of Financial Condition -
      May 31, 1999 and 1998                                                                                    F-3

    Consolidated Statements of Income and Comprehensive Income -
      Years Ended May 31, 1999, 1998 and 1997                                                                 F-4-5

    Consolidated Statements of Changes in Stockholders' Equity -
      Years Ended May 31, 1997, 1998 and 1999                                                                  F-6

    Consolidated Statements of Cash Flows -
      Years Ended May 31, 1999, 1998 and 1997                                                                F-7-10

    Notes to Consolidated Financial Statements                                                               F-11-30

Schedule I - Condensed Financial Statements of the Registrant (Parent) and Notes

    Statements of Financial Condition -
      May 31, 1999 and 1998                                                                                    S-1

    Statements of Income and Comprehensive Income-
      Years Ended May 31, 1999, 1998 and 1997                                                                  S-2

    Statements of Cash Flows-
      Years Ended May 31, 1999, 1998 and 1997                                                                 S-3-6

    Notes to Condensed Financial Statements                                                                    S-7



                        Report of Independent Accountants


July 15, 1999

To the Board of Directors and Stockholders of National Discount Brokers Group, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Discount Brokers Group, Inc. and its Subsidiaries at May 31, 1999, and the results of their operations and their cash flows for the year ended May 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

                          Independent Auditors' Report



The Board of Directors and Stockholders of
National Discount Brokers Group, Inc.:


We have audited the accompanying consolidated statement of financial condition of National Discount Brokers Group, Inc. and subsidiaries as of May 31, 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Discount Brokers Group, Inc. and subsidiaries as of May 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.




KPMG LLP
July 15, 1998

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                         May 31,                                                                  May 31,

                                  1999            1998                                                     1999             1998

Assets                                                           Liabilities and Stockholders' Equity



Cash                          $   411,629    $  1,039,121        Liabilities
Receivables                                                      Securities sold,
 Clearing brokers              86,509,122      67,742,508        not yet purchased, at market value   $ 11,723,172     $ 28,687,486
 Other                          2,901,799         727,099        Accrued compensation, accounts
Securities owned,                                                payable and accrued expenses           46,296,949       20,203,279
at market value                46,466,749      75,636,574        Loan payable                           15,000,000                -
Securities available-                                            Subordinated notes payable                      -        3,500,000
for-sale, at fair                                                Income taxes payable                    2,275,481        2,444,460
value                                   -       2,615,000        Minority interest in Equitrade                  -        9,465,741
Securities not readiily                                          Total liabilities                      75,295,602       64,300,966
marketable, at fair
value                             500,000       1,001,320        Commitments and contingencies
Investment in discontinued
operations                     28,341,746               -        Stockholders' equity
Loans and notes receivable      1,094,989         760,409        Preferred stock - $.01 par value;
Furniture, fixtures,                                             1,000,000 shares authorized, none issued       -                 -
equipment and leasehold                                          Common stock - $.01 par value; 50,000,000
improvements, at cost, net                                       shares authorized, 14,343,201
of accumulated depreciation                                      shares issued                             143,432          143,432
and amortization               14,837,114      18,011,262        Additional paid-in capital             65,828,938       65,050,817
Computer software, at cost,                                      Accumulated comprehensive
net of accumulated                                               income,unrealized gain on
amortizaton of $3,624,381                                        securities available-for-sale                   -        1,359,800
and $1,388,843, respectively    4,996,223       2,683,635        Retained earnings                      80,181,611       59,176,152
Intangible assets, net of                                                                              146,153,981      125,730,201
accumulated amortization of                                      Less:  treasury stock, at cost,
$1,275,041                              -       5,988,770        348,277 shares and 162,924 shares,
Exchange memberships                                             respectively                          (4,158,775)      (1,557,553)
(market value of                                                 Total stockholders' equity            141,995,206      124,172,648
$1,520,000 and $9,243,500,                                       Total liabilities and stockholders'
respectively)                     351,496       7,416,496        equity                              $ 217,290,808     $188,473,614
Secured demand notes
receivable                     27,000,000       3,500,000
Deferred tax asset                825,797         282,886
Other asset                     3,054,144       1,068,534
Total assets                $ 217,290,808    $188,473,614






The accompanying notes are an integral part of the consolidated financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
--------------------------------------------------------------------------------

                                                                                           Years Ended May 31,
                                                                      ------------------------------------------------------------

                                                                             1999                1998                 1997
                                                                      -------------------  ------------------   ------------------

Revenue
    Firm securities transactions, net                                       $145,819,935        $ 90,256,181         $117,490,958
    Commission income                                                         45,250,436          37,052,201           32,638,949
    Realized gain on securities, net of write-off                              1,870,242              63,625                    -
    Interest and dividends                                                    10,022,013           7,599,179            7,651,549
    Fee income                                                                 4,308,393           3,567,837            2,513,483
    Other                                                                        594,153             272,921              886,875
                                                                      -------------------  ------------------   ------------------

      Total revenue                                                          207,865,172         138,811,944          161,181,814
                                                                      -------------------  ------------------   ------------------

Expenses
    Compensation and benefits                                                 80,055,124          46,497,144           52,887,187
    Clearing and related brokerage charges                                    45,356,150          46,320,341           55,008,913
    Communications                                                            13,791,681          10,864,528           11,850,743
    Depreciation and amortization                                              7,769,722           6,557,551            4,322,880
    Advertising costs                                                          7,694,235           4,146,180            2,659,051
    Occupancy costs                                                            2,650,354           2,286,897            2,495,192
    Equipment rental                                                             621,376             184,876              144,504
    Professional fees                                                          3,368,282             705,127            3,190,172
    Technology expense                                                         2,098,391             743,269              293,618
    Travel and entertainment                                                   2,849,043           1,671,659            1,858,944
    Repairs and maintenance                                                    2,302,834           1,906,181              911,619
    Interest                                                                     390,334             338,523              107,099
    Litigation settlement                                                              -                   -            9,187,500
    Other                                                                      4,236,966           4,850,297            3,617,689
                                                                      -------------------  ------------------   ------------------

      Total expenses                                                         173,184,492         127,072,573          148,535,111
                                                                      -------------------  ------------------   ------------------

Income from continuing operations before income taxes                         34,680,680          11,739,371           12,646,703

Income taxes                                                                  16,461,273           5,740,913            6,031,128
                                                                      -------------------  ------------------   ------------------

Net income from continuing operations                                         18,219,407           5,998,458            6,615,575
                                                                      -------------------  ------------------   ------------------

Discontinued operations
    Income from discontinued operations,
      net of taxes                                                             2,786,052           3,257,776            2,664,118
    Gain on sale of discontinued operations,
      net of taxes                                                                     -           2,704,085                    -
                                                                      -------------------  ------------------   ------------------

                                                                               2,786,052           5,961,861            2,664,118
                                                                      -------------------  ------------------   ------------------

      Net income                                                            $ 21,005,459        $ 11,960,319         $  9,279,693
                                                                      -------------------  ------------------   ------------------


National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income, Continued
--------------------------------------------------------------------------------

                                                                                  Years Ended May 31,
                                                               --------------------------------------------------------

                                                                     1999                1998               1997
                                                               ------------------  -----------------  -----------------

Other comprehensive (loss) income, before tax:
    Unrealized (loss) gain on securities
      available-for-sale:
        Unrealized holding (loss) gain arising
           during period                                              $ (275,342)       $ 2,615,000            $     -
        Less: reclassification adjustment for gain
           included in net income                                     (2,290,318)                 -                  -
                                                               ------------------  -----------------  -----------------

Other comprehensive (loss) income, before tax                         (2,565,660)         2,615,000                  -

Income tax (benefit) expense related to items of
    other comprehensive (loss) income                                 (1,205,860)         1,255,200                  -
                                                               ------------------  -----------------  -----------------

Other comprehensive (loss) income, net                                (1,359,800)         1,359,800                  -
                                                               ------------------  -----------------  -----------------

             Comprehensive income                                    $19,645,659        $13,320,119        $ 9,279,693
                                                               ------------------  -----------------  -----------------

Net income per common and common
    equivalent share
    Basic
      Net income from continuing operations                            $    1.30           $    .45           $    .51
      Income from discontinued operations,
        net of taxes                                                         .20                .24                .21
      Gain on sale of discontinued operations,
        net of taxes                                                           -                .20                  -
                                                               ------------------  -----------------  -----------------

             Net income                                                $    1.50           $    .89           $    .72
                                                               ------------------  -----------------  -----------------

Weighted average common shares outstanding                            14,018,257         13,432,726         12,890,926
                                                               ------------------  -----------------  -----------------

    Diluted
      Net income from continuing operations                            $    1.29           $    .45           $    .51
      Income from discontinued operations,
        net of taxes                                                         .20                .24                .21
      Gain on sale of discontinued operations,
        net of taxes                                                           -                .20                  -
                                                               ------------------  -----------------  -----------------

             Net income                                                $    1.49           $    .89           $    .72
                                                               ------------------  -----------------  -----------------

Weighted average common shares outstanding                            14,143,240         13,501,346         12,946,007
                                                               ------------------  -----------------  -----------------







The accompanying notes are an integral part of the consolidated financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity



                                                              Years Ended May 31, 1997, 1998 and 1999

                                                            Accumulated
                                           Additional          Other
                     Common Stock            Paid-in        Comprehensive     Retained    Treasury Stock
                 Shares        Amount        Capital          Income          Earnings        Shares         Amount         Total

Balance at
  May 31, 1996 14,343,201    $ 143,432    $ 56,958,790      $     -       $ 37,936,140     (1,313,469)   $(8,468,807)  $ 86,569,555

Net income              -            -               -            -          9,279,693              -              -      9,279,693

Acquisition of
  treasury stock        -            -               -            -                  -       (429,094)    (4,462,830)    (4,462,830)

Issuance of
  treasury stock
  upon exercise of
  options               -            -         231,195            -                  -          94,027        656,872       888,067

Balance at
  May 31, 1997 14,343,201      143,432      57,189,985            -         47,215,833     (1,648,536)    (12,274,765)   92,274,485

Net income              -            -               -            -         11,960,319              -              -     11,960,319

Unrealized gain         -            -               -    1,359,800                  -              -              -      1,359,800

Acquisition of
  treasury stock        -            -               -            -                  -       (309,146)     (3,757,376)   (3,757,376)

Sale of treasury
  stock                 -            -       7,023,900            -                  -       1,500,000      12,243,600   19,267,500

Issuance of
  treasury stock
  upon exercise of
  options               -            -         836,932            -                  -         294,758       2,230,988    3,067,920

Balance at
  May 31, 1998 14,343,201      143,432      65,050,817    1,359,800         59,176,152       (162,924)     (1,557,553)  124,172,648

Net income              -            -               -            -         21,005,459              -               -    21,005,459

Reversal of
  unrealized gain
  for investments sold  -            -               -   (1,359,800)                 -              -               -    (1,359,800)

Acquisition of
  treasury stock        -            -               -            -                  -       (244,822)     (3,231,647)   (3,231,647)

Issuance of
  treasury stock
  upon exercise of
  options               -            -         778,121            -                  -         59,469         630,425     1,408,546

Balance at
  May 31, 1999 14,343,201    $ 143,432    $ 65,828,938      $     -       $ 80,181,611       (348,277)   $(4,158,775) $ 141,995,206





     The accompanying notes are an integral part of the consolidated financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                  Years Ended May 31,
                                                                 --------------------------------------------------

                                                                      1999             1998             1997
                                                                 ---------------- ---------------- ----------------

Cash flows from operating activities:
  Net income from continuing operations                             $ 18,219,407     $  5,998,458     $  6,615,575
  Net income from discontinued operations                              2,786,052        3,257,776        2,664,118
  Non-cash items included in net income:
   Equity (income) loss in partnerships                                        -           (1,299)          26,176
   Depreciation and amortization                                       7,769,722        7,797,133        4,891,324
   Gain on sale of securities available-for-sale                      (2,290,318)               -                -
   (Gain) loss on sale/write-off of
   securities not readily marketable                                     420,076          (63,625)               -
   Income of Equitrade allocated to
   minority partners                                                           -        5,766,440        4,326,095
   Provision for deferred taxes                                         (542,911)       1,937,586       (2,220,472)
   Provision for loss on notes receivable                                102,865                -                -
   Loss on sale of subsidiary                                                  -                -          123,006
  (Increase) decrease in operating assets:
   Funds segregated for customers                                              -           29,203          (29,203)
   Receivables
   Clearing brokers                                                  (18,766,614)      (9,695,325)      23,344,762
   Other                                                              (2,174,700)        (266,289)         (78,693)
   Securities owned                                                   29,169,825      (22,124,884)      (9,766,536)
   Other assets                                                       (1,985,610)         900,905         (457,385)
  Increase (decrease) in operating liabilities:
   Securities sold, not yet purchased                                (16,964,314)       3,558,196        4,790,211
   Accrued compensation, accounts payable and
     accrued expenses                                                 26,093,670      (12,786,419)       6,814,638
   Income taxes payable                                                1,708,046         (322,518)      (4,987,878)
  (Increase) decrease in operating assets due to deconsolidation of Equitrade:
     Investment in discontinued operations                           (28,341,746)               -                -
     Furniture, fixtures, equipment and leasehold improvements           290,122                -                -
     Intangible assets                                                 6,394,789                -                -
     Exchange memberships                                              7,065,000                -                -
     Secured demand notes receivable                                 (23,500,000)               -                -
  Decrease in operating liabilities due to deconsolidation of
     Equitrade:
     Minority interest in Equitrade                                   (9,465,741)               -                -
     Subordinated notes payable                                       (3,500,000)               -                -
                                                                 ---------------- ---------------- ----------------

    Net cash (used in) provided by operating activities             $ (7,512,380)   $ (16,014,662)    $ 36,055,738
                                                                 ---------------- ---------------- ----------------

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
--------------------------------------------------------------------------------

                                                                                 Years Ended May 31,
                                                                   ------------------------------------------------

                                                                       1999             1998             1997
                                                                   --------------  ---------------  ---------------

Cash flows from investing activities:
    Proceeds from sales of securities available-for-sale           $    2,290,318        $      -         $      -
    Proceeds from sales of securities not readily marketable              81,244           63,625                -
    Payment for purchase of securities not readily marketable                  -         (500,000)        (100,000)
    Loans made and notes issued to employees
      and officers                                                      (906,000)         (60,000)        (237,652)
    Principal collected on notes receivable                              468,555          233,124          104,321
    Purchases of furniture, fixtures, equipment
      and leasehold improvements                                      (3,035,696)      (4,949,659)     (11,429,602)
    Purchases of computer software                                    (4,118,607)      (1,842,745)      (1,413,233)
    Acquisition of intangible assets                                    (450,000)               -       (4,316,804)
    Sale (purchase) of subsidiaries (net of cash,
      intangibles and exchange memberships
      acquired)                                                                -        6,600,000       (6,311,493)
    Purchase of exchange memberships                                           -                -       (6,250,000)
    Issuance of subordinated notes receivable                                  -                -         (500,000)
    Principal collected on subordinated notes receivable                       -                -          500,000
    Other                                                                      -          (38,917)           5,150
                                                                   --------------  ---------------  ---------------

        Net cash used in investing activities                         (5,670,186)        (494,572)     (29,949,313)
                                                                   --------------  ---------------  ---------------

Cash flows from financing activities:
    Proceeds from loan payable                                        15,000,000                -                -
    Sale of treasury stock                                                     -       19,267,500                -
    Purchase of treasury stock                                        (3,231,647)        (614,281)      (3,569,937)
    Proceeds from exercise of options                                    786,721                -                -
    Capital contribution by minority interest                                  -          275,086          185,658
    Capital withdrawals by minority interest                                   -       (4,296,021)      (1,849,025)
                                                                   --------------  ---------------  ---------------

        Net cash provided by (used in)
           financing activities                                       12,555,074       14,632,284       (5,233,304)
                                                                   --------------  ---------------  ---------------

        Net (decrease) increase in cash                                 (627,492)      (1,876,950)         873,121

Cash acquired due to consolidation of:
    Anvil as of January 24, 1997                                               -                -           22,740
    SHD Corporation as of May 2, 1997                                          -                -        1,667,644
Cash surrendered on sale of MXNet, Inc.                                        -         (117,747)               -

        Cash at beginning of year                                      1,039,121        3,033,818          470,313
                                                                   --------------  ---------------  ---------------

        Cash at end of year                                           $  411,629      $ 1,039,121      $ 3,033,818
                                                                   --------------  ---------------  ---------------

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
--------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

  Income tax payments totaled $17,266,322, $7,510,410 and $15,946,000 during the years ended May 31, 1999, 1998 and 1997, respectively.

  Interest payments totaled $315,334, $1,129,763 and $658,276 during the years ended May 31, 1999, 1998 and 1997, respectively.

Supplemental disclosures of non-cash investing and financing activities:

   As a result of the sale of its subsidiary, Stock Market Index, Inc., during December 1996, NDB Group wrote off the remaining book value of certain computer software and intangible assets aggregating $225,193. In addition, as part of the sale, NDB Group received a note in the face amount of $132,187 from the buyer, resulting in a net loss of $123,006.

  On January 24, 1997, NDB Group acquired, from its joint venture partner at that time, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. NDB Group, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. Accordingly, the assets, liabilities and stockholder's equity of Anvil were consolidated with those of NDB Group as of the acquisition date. The increases or decreases in operating assets and liabilities reflected in the consolidated statement of cash flows for the year ended May 31, 1997 exclude amounts for the assets and liabilities of Anvil which were assumed as part of the acquisition. During September 1997, NDB Group sold all of the stock of its subsidiary, Anvil, and received a note in the amount of $102,945, which was repaid in January 1999.

  During February 1997, an executive of NDB Group exercised an aggregate of 94,027 options for the purchase of 94,027 shares of NDB Group's common stock with exercise prices ranging from $7.9375 per share to $9.1875 per share. In order to pay for the exercise price of $838,324 and to reimburse NDB Group for the personal income taxes of $54,569 on the gain related to the transaction, the executive remitted to NDB Group 88,187 shares of NDB Group's common stock with a market value of $892,893. In connection with the exercise of these options, NDB Group recorded an income tax benefit of $49,743.

  On May 2, 1997, NDB Group acquired 100% of the common stock of Dresdner-NY Incorporated, subsequently renamed SHD Corporation ("SHD"). Accordingly, the assets, liabilities and stockholder's equity of SHD have been consolidated with those of NDB Group as of the acquisition date. The increases or decreases in operating assets and liabilities reflected in the consolidated statement of cash flows for the year ended May 31, 1997 exclude amounts for the assets and liabilities of SHD which were assumed as part of the acquisition.

  During October 1997 and December 1997, certain executives of NDB Group exercised an aggregate of 294,758 options for the purchase of 294,758 shares of NDB Group's common stock with exercise prices ranging from $7.9375 per share to $10.125 per share. In order to pay for the exercise price of $2,701,705 and to reimburse NDB Group for the personal income taxes of $441,389 on the gain related to the transaction, the executives remitted to NDB Group 255,450 shares of NDB Group's common stock with a market value of $3,143,094. In connection with the exercise of these options, NDB Group recorded an income tax benefit of $366,215.

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
--------------------------------------------------------------------------------

  During October 1997, Equitrade Partners L.P. entered into a $500,000 subordinated note agreement in the form of a secured demand note receivable with an unrelated party. The note has a stated interest rate of 4% and a maturity date of October 1, 1999.

  During February 1998, NDB Group sold the remaining net assets of its subsidiary, MXNet, Inc., and received a promissory note for $6,600,000 with interest accrued at 6% from the date of sale. The note was repaid in April 1998.

  Between February 1998 and May 1998, certain available-for-sale securities appreciated due to the entity's successful initial public offering. As such, NDB Group reflected these securities at fair market value on the consolidated statements of financial condition. The unrealized gain of $1,359,800, as of May 31, 1998, associated with marking these securities to fair market value, is reflected as a component of accumulated comprehensive income on the consolidated statements of financial condition, net of income taxes of $1,255,200.

  Between December 1998 and May 1999, various employees of NDB Group exercised an aggregate of 59,469 options for the purchase of 59,469 shares of NDB Group's common stock with exercise prices ranging from $11.00 per share to $13.50 per share. In connection with the exercise of these options, NDB Group recorded an income tax benefit of $621,825.


































     The accompanying notes are an integral part of the consolidated financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

1.       Organization and Business

     National Discount Brokers Group, Inc. ("NDB Group") and its subsidiaries (collectively, the "Company") are engaged in the retail discount brokerage (primarily online) and market making businesses. NDB Group's two wholly-owned subsidiaries, Sherwood Securities Corp. ("Sherwood Securities") and Triak Services Corp., doing business as National Discount Brokers or NBD.com ("NDB"), are registered as broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD").

     NDB provides retail discount brokerage services. As a retail broker, NDB executes orders to buy and sell securities for a commission.

     Sherwood Securities is a market maker in equity securities traded on the Nasdaq stock market and over the counter bulletin board. As a market maker, Sherwood Securities maintains firm bid and offer prices in a given security by standing ready to buy or sell at publicly quoted prices and maintains an inventory in the securities in which it makes a market. Sherwood Securities executes transactions for its own account, the accounts of its customers and on behalf of other broker-dealers.

     NDB Group and another wholly owned subsidiary, SHD Corporation ("SHD"), also owned limited partnership interests in Equitrade Partners, L.L.C., a New York limited liability company ("Equitrade"). Equitrade is a registered specialist on the New York Stock Exchange ("NYSE"). In June 1999, the Company sold its 46.845% membership interest in Equitrade to Spear, Leeds & Kellogg Specialists LLC ("SLK Specialists"). See Note 12 - Discontinued Operations.

     On January 24, 1997, NDB Group acquired, from its joint venture partner at that time, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. NDB Group, therefore, became the 100% owner of Anvil Institutional Services Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. On September 5, 1997, NDB Group sold all of the stock of Anvil for $217,000, which approximated book value.

     On February 13, 1998, MXNet, Inc. ("MXNet"), another wholly owned subsidiary of NDB Group, was sold. In addition, on February 27, 1998, Sherwood Securities sold its American Stock Exchange ("AMEX") specialist business. See Note 12 - Discontinued Operations.

2.       Summary of Significant Accounting Policies

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

     The consolidated financial statements include the accounts of NDB Group and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In 1998 and 1997, NDB Group consolidated its majority-owned subsidiary, Equitrade. In 1999, the net assets of Equitrade are presented as a separate line item in the consolidated statement of financial condition

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     since its operations have been discontinued. NDB Group accounts for a 15% owned investee on the cost method.

     Firm securities transactions (trading gains, net of trading losses), commission income and related revenues and expenses are recorded on a trade-date basis.

     Interest and dividend income consists of interest earned on the Company's and customer balances held by clearing brokers and dividends earned on securities owned. Interest income is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

     Fee income comprises mutual fund distribution assistance fees and short stock rebates. Fee income is recorded as earned.

     Receivable from clearing brokers comprises cash in proprietary accounts, cash on deposit with the Company's clearing brokers and commissions.

     Securities owned and securities sold, not yet purchased, are generally carried at the last "bid" and "ask" prices, respectively. The difference between cost and market value is included in firm securities transactions in the consolidated statements of income and comprehensive income.

     Securities available-for-sale, held by NDB Group, are stated at fair value with unrealized gains and losses included as a separate component of stockholders' equity. Securities not readily marketable are comprised of cost method investments.

     Management estimates that the fair values of other financial instruments recognized in the consolidated statement of financial condition are approximated by their carrying values, as such financial instruments are short-term in nature or bear interest at current market rates.

     Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of three to five years. The estimated useful lives for the Company's computer-related equipment were reduced from 5 years due to the fact that these assets have become obsolete faster. This change in estimate reduced income from continuing operations by approximately $274,000 for the year ended May 31, 1999. Leasehold improvements are amortized using the straight-line method over the terms of the leases or the estimated useful lives of the improvements, whichever is less.

     Computer software is amortized using the straight-line method over its estimated useful life of three years.

     Intangible assets consisted of acquired rights to specialize in securities, goodwill and covenants not-to-compete. These assets were carried at cost and were amortized using the straight-line method over estimated useful lives of ten to fifteen years.

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

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     In accounting for its stock option plans, the Company applies Accounting Principles Board Opinion No. 25 ("APB 25") to calculate compensation expense. Under APB 25, compensation expense would be recorded on the date of an option grant only if the current market price of the underlying stock exceeded the exercise price. As required, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied.

     Net income per common share is computed using the weighted average number of shares of common stock and potential common stock outstanding. Potential common stock is comprised of stock issuable under stock options. The treasury stock method is used in computing the potential common stock for the computation of diluted earnings per common share. Basic earnings per share differs from diluted earnings per share in that dilution for potential common stock is excluded.

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

     Certain prior year amounts have been reclassified to conform with the May 31, 1999 presentation. Additionally, the accompanying financial statements for the year ended May 31, 1998 have been restated to include the income tax expense related to items of other comprehensive income. The restatement had no impact on net income for the year ended May 31, 1998 and reduced stockholders' equity and increased income taxes payable at May 31, 1998 by $1,255,200.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

3.       Securities Owned and Sold, Not Yet Purchased

     Securities owned and sold, not yet purchased consist of the following:

                                                                              May 31,
                                                                      1999                1998
                                                               -----------------   -----------------

Securities owned
   Corporate equities                                              $38,048,489         $67,969,111
    U.S. Government obligations                                      8,418,260           7,667,463
                                                               -----------------   -----------------

      Total                                                        $46,466,749         $75,636,574
                                                               -----------------   -----------------

Securities sold, not yet purchased
    Corporate equities                                             $11,723,172         $28,687,486
                                                               -----------------   -----------------


4. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

     In the normal course of business, Sherwood Securities and NDB clear securities transactions through two unaffiliated clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between Sherwood Securities and NDB and their respective clearing brokers, the clearing brokers have the right to recover losses resulting from a counterparty's failure to fulfill its contractual obligations. Sherwood Securities and NDB seek to control the risk associated with their customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

     Credit risk arises from the potential inability of counterparties, including clearing brokers, to fulfill their contractual obligations. The subsequent settlement of open positions at May 31, 1999, had no material adverse effect on the financial position of the Company.

     During the normal course of business, Sherwood Securities and NDB may sell securities which have not yet been purchased, which represent obligations of Sherwood Securities and NDB to deliver the specified security at a later date, thereby creating a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as Sherwood Securities' and NDB's ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recorded on the consolidated statement of financial condition. Sherwood Securities and NDB seek to control such market risk through the use of internal monitoring guidelines. Neither Sherwood Securities nor NDB engage in any derivative activities.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

5.       Furniture, Fixtures, Equipment and Leasehold Improvements

     Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                                                 May 31,
                                                        1999                1998

Furniture, fixtures and equipment                   $26,309,299         $26,325,316

Leasehold improvements                                3,832,350           3,518,709

                                                     30,141,649          29,844,025

Less: accumulated depreciation
      and amortization                               15,304,535          11,832,763

                                                    $14,837,114         $18,011,262


6.       Acquisition of SHD Corporation (Formerly Dresdner-NY Incorporated)

     On May 2, 1997, NDB Group acquired 100% of the stock of Dresdner-NY Incorporated (subsequently renamed SHD Corporation), a NYSE specialist firm, from Dresdner Bank AG for a purchase price of $15,261,493, which included four NYSE seats with a market value of $4,800,000. The purchase price resulted in an intangible asset amounting to $4,150,000 which was being amortized on a straight line basis over 10 years. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of SHD are included in the accompanying consolidated statement of income and comprehensive income from the acquisition date. The SHD business was sold to SLK concurrent with the sale of Equitrade in June 1999; therefore, the business has been shown as discontinued operations and the remaining unamortized intangible asset was expensed.

7.       Income Taxes

     The Company files consolidated Federal and combined income tax returns for certain states and localities (inclusive of all subsidiaries, except Equitrade) based on a May 31 year end. Separate tax returns are filed in certain states as required.

     The current Federal, state and local income tax provisions for the years ended May 31, 1999, 1998 and 1997 have been provided based on the appropriate tax computation for each jurisdiction.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At May 31, 1999, the Company had net deferred tax assets which are primarily due to differences in the period in which depreciation and rent expenses are deductible for book and tax purposes. Management of the Company has not established a valuation allowance because they concluded that it is more likely than not that the benefit will be realized.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     The provisions for income taxes included in the consolidated statements of income and comprehensive income are as follows:

                                                                           Years Ended May 31,
                                                         -----------------------------------------------------

                                                               1999              1998              1997
                                                         -----------------  ----------------  ----------------

Continuing operations
    Federal
      Current                                                 $10,941,702        $2,811,254        $5,481,573
      Deferred (benefit) expense                                 (382,360)        1,022,050        (1,203,645)
                                                         -----------------  ----------------  ----------------

                                                               10,559,342         3,833,304         4,277,928
                                                         -----------------  ----------------  ----------------

    State and local
      Current                                                   6,062,482           992,073         2,770,027
      Deferred (benefit) expense                                 (160,551)          915,536        (1,016,827)
                                                         -----------------  ----------------  ----------------

                                                                5,901,931         1,907,609         1,753,200
                                                         -----------------  ----------------  ----------------

                                                              $16,461,273        $5,740,913        $6,031,128
                                                         -----------------  ----------------  ----------------

Discontinued operations
    Federal
      Current                                                 $ 1,577,010        $2,325,179        $1,743,838

    State and local
      Current                                                     893,639         1,063,568           937,015
                                                         -----------------  ----------------  ----------------

                                                              $ 2,470,649        $3,388,747        $2,680,853
                                                         -----------------  ----------------  ----------------


National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     A reconciliation of differences between the income tax provisions included in continuing operations and the amounts computed by applying the statutory Federal income tax rate is as follows:



                                                                            Years Ended May 31,
                                                         -----------------------------------------------------

                                                               1999              1998              1997
                                                         -----------------  ----------------  ----------------


Statutory provision on pretax income                          $12,138,238        $4,108,779        $4,426,346

State and local taxes, net of Federal                           3,836,255         1,239,946         1,139,580
      tax benefit

Tax effect of disallowed expenses                                 278,236           124,804           206,411

Other, net                                                        208,544           267,384           258,791
                                                         -----------------  ----------------  ----------------

      Income tax provision                                    $16,461,273        $5,740,913        $6,031,128
                                                         -----------------  ----------------  ----------------



8.       Subordinated Notes Payable

     As of May 31, 1998, Equitrade had three subordinated note agreements in the aggregate amount of $3,000,000, each with a stated interest rate of 5%, and an additional $500,000 subordinated note agreement ("Additional Note") with a stated interest rate of 4%. Such notes were due on March 23, 2000, except for the Additional Note, for which the maturity date was October 1, 1999. Each note contained yearly automatic roll-over provisions. In connection with these agreements, the lenders pledged marketable securities with a market value of approximately $5,940,000 as collateral for the related secured demand notes receivable. Concurrent with the sale of Equitrade on June 18, 1999, the aforementioned subordinated note agreements were cancelled.

9.       Stock Option Plans

     On October 24, 1995, the stockholders of the Company approved The Sherwood Group, Inc. 1995 Stock Option Plan (the "1995 Plan") allowing for the issuance of up to 767,200 shares of the Company's common stock pursuant to stock options and permitting the issuance of stock appreciation rights in connection with the issuance of stock options. On October 21, 1997, the stockholders of the Company approved an amendment to the 1995 Plan to increase by 420,000 the number of shares of the Company's common stock for which options and stock appreciation rights may be granted thereunder from 767,200 shares to 1,187,200 shares. The Compensation Committee issued to employees, exercising options under a plan initiated in 1983 (the "1983 Plan"), new options (reload options) in an amount equal to the number of shares of common stock the employees used to satisfy the exercise price and the withholding taxes due upon exercise of the options. Generally, reload options granted have provided for vesting six months after the date of grant. Other options granted under the 1995 Plan have provided for vesting ratably over three years after the date of grant.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     All options granted have exercise prices equal to the fair market value of the Company's common stock on the date of the grant and have a ten-year term.

     On April 21, 1999, the Board of Directors of the Company approved the National Discount Brokers Group, Inc. 1999 Non-Qualified Stock Option Plan (the "1999 Plan") permitting the granting of non-qualified stock options covering up to 1,000,000 shares of the Company's common stock. Options granted under the 1999 Plan have provided for vesting ratably over three years after the date of grant. All options granted have exercise prices equal to the fair market value of the Company's common stock on the date of the grant and have a ten year term.

     At May 31, 1999, an aggregate of 253,297 shares were available for future grant under the 1995 Plan and the 1999 Plan. No stock appreciation rights have been issued. The following table summarizes transactions in stock options granted under the 1995 Plan and the 1999 Plan from May 31, 1996 through May 31, 1999:


                                                                Optioned Shares
                                                                              Weighted Average
                                                          Number of            Exercise Price
                                                           Shares                Per Share


Balance at May 31, 1996                                     394,697                $ 8.84

 Options exercised                                         (94,027)                  8.92

 Options granted (including 88,187 reload options)          165,187                 10.63
                                                           ________

 Balance at May 31, 1997                                    465,857                  9.45

 Options exercised                                         (294,758)                 9.17

 Options granted (including 255,450 reload options)         539,600                 12.94

 Options cancelled                                          (68,214)                11.77
                                                           ________

 Balance at May 31, 1998                                    642,485                 12.26

 Options exercised                                          (59,469)                13.23

 Options granted - original                                 942,750                 52.81

 Options cancelled                                          (40,117)                13.29
                                                          _________                ______
 Balance at May 31, 1999                                  1,485,649                 37.93
                                                          =========                ======

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     The following table summarizes information about stock options outstanding and exercisable, at May 31, 1999.

                                                  Options Outstanding                          Options Exercisable
                               ------------------------------------------------------------------------------------------
                                                    Weighted-Average    Weighted-Average                 Weighted-Average
    Range of                     Number                Remaining         Exercise Price       Number      Exercise Price
 Exercise Prices               Outstanding          Contractual Life       Per Share        Exercisable      Per Share
-------------------------------------------------------------------------------------------------------------------------
$ 8.81   -  $ 12.69              365,375                  7.9                $ 11.42          351,374         $11.43
 13.25   -    13.50              178,424                  8.5                  13.49           33,695          13.42
 22.50   -    24.25              181,850                  9.7                  22.64              400          22.50
 60.06   -    60.06              760,000                  9.9                  60.06                -              -
                               _________                                                      _______
  8.81   -    60.06            1,485,649                  9.2                  37.93          385,469          11.61
-------------------------------------------------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the option plans for the years ended May 31, 1999, 1998 and 1997.

                                                              Years Ended May 31,
                                                      ----------------------------------
    Weighted-Average
      Assumptions                                         1999        1998        1997
                                                       ----------  ----------  ----------

Dividend yield                                              0%          0%          0%
Expected volatility                                      66.0%       37.0%       34.5%
Risk-free interest rate                                  4.92%       5.61%       6.20%
Expected lives                                              3           3           3

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

     Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date in a manner consistent with the methodology of SFAS 123, the Company's net income and income per common share would have decreased as indicated in the table below. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

                                                                           Years Ended May 31,
                                                         ------------------------------------------------------

                                                               1999               1998               1997
                                                         -----------------  -----------------   ---------------

Net income
    As reported                                               $21,005,459        $11,960,319        $9,279,693
    SFAS 123 fair value adjustment                               (995,559)          (672,646)         (346,631)
                                                         -----------------  -----------------   ---------------

    Pro forma                                                 $20,009,900        $11,287,673        $8,933,062
                                                         -----------------  -----------------   ---------------

Net income per common share:
Basic
    As reported                                                 $    1.50           $    .89          $    .72
    SFAS 123 fair value adjustment                                   (.07)              (.05)             (.03)
                                                         -----------------  -----------------   ---------------

    Pro forma                                                   $    1.43           $    .84          $    .69
                                                         -----------------  -----------------   ---------------

Diluted
    As reported                                                 $    1.49           $    .89          $    .72
    SFAS 123 fair value adjustment                                   (.07)              (.05)             (.03)
                                                         -----------------  -----------------   ---------------

    Pro forma                                                   $    1.42           $    .84          $    .69
                                                         -----------------  -----------------   ---------------



     The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.

     The weighted-average fair value of options granted under the 1995 Plan and 1999 Plan for the years ended May 31, 1999, 1998 and 1997 were $25.39, $3.93 and $3.32, respectively.

10.      Related Party Transactions

     Included in notes receivable at May 31, 1998 was $339,000 due from an officer of the Company. This note was repaid in full in February 1999.

     The Company has, from time to time, entered into short-term borrowing facilities with Spear, Leeds & Kellogg, L.P. ("SLK") for the purpose of financing trading positions. On December 31, 1998, NDB Group borrowed $15,000,000, at an interest rate of 6% per annum and a six-month maturity, from SLK in order to increase the capital of Equitrade. Concurrent with the sale of Equitrade on June 18, 1999 to SLK Specialists, the $15,000,000 loan from SLK was repaid in full.

     On December 8, 1997, the Company sold, at market value, 1,500,000 shares of its common stock held in treasury to IAT Reinsurance Syndicate Ltd., an affiliate of Peter R. Kellogg. Prior to this acquisition, Mr. Kellogg beneficially owned 1,025,000 shares of common stock.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

11.      Employee Benefit Plans

     The Company has an employee deferred compensation plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. The Company contributed $93,115, $82,013 and $63,699 for the years ended May 31, 1999, 1998 and 1997, respectively.

12.      Discontinued Operations

     Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the consolidated financial statements of the Company have been reclassified to reflect the dispositions of Equitrade, MXNet and Sherwood Securities' AMEX specialist business.

     In May 1999, the Company entered into a definitive agreement to sell its ownership interest in Equitrade. The transaction closed on June 18, 1999, and as such, the operations of Equitrade have been reflected in discontinued operations for all periods reported. Prior to the allocation of minority interest and income taxes, revenues and expenses for the year ended May 31, 1999 applicable to this discontinued operation were $21,834,533 and $13,934,463, respectively; for the year ended May 31, 1998 were $25,636,056 and $12,173,172, respectively; and for the year ended May 31, 1997 were $19,153,401 and $8,187,373, respectively. The gain from this transaction will be recorded during the first quarter of the fiscal year ending May 31, 2000.

     On February 13, 1998, NDB Group sold 100% of the common stock of its subsidiary, MXNet, to IPC Information Systems, Inc. for cash proceeds amounting to $6,600,000. In addition, during February 1998, Sherwood Securities sold its AMEX specialist business for $325,000. The aggregate net gain on the aforementioned sales was $2,704,000, net of $2,353,000 of applicable income taxes and other expenses directly related to the sales. Revenues and expenses for the year ended May 31, 1998 applicable to these discontinued operations were $1,324,114 and $2,374,035, respectively; and for the year ended May 31, 1997 were $733,762 and $2,028,724, respectively.

13.      Net Capital and Customer Reserve Requirements

     Sherwood Securities and NDB introduce all customer transactions to clearing brokers and do not maintain custody of customer funds or securities. Accordingly, Sherwood Securities and NDB qualify for exemption from the provisions of SEC Rule 15c3-3 under subparagraph (k)(2)(ii). Sherwood Securities and NDB were in compliance with the conditions of this exemption during the years ended May 31, 1999, 1998 and 1997.

     As registered broker-dealers, Sherwood Securities and NDB are subject to SEC Uniform Net Capital Rule 15c3-1 (the "Rule"). As of May 31, 1999, the net capital of Sherwood Securities and NDB exceeded their SEC required net capital by approximately $61,398,000 and $3,854,000, respectively.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at May 31, 1999, the payment of dividends and advances to the Company by Sherwood Securities and NDB is limited to approximately $61,198,000 and $3,804,000, respectively, under the most restrictive of these requirements.

14.      Commitments

     The Company has non-cancelable operating leases for rental of office space at its various locations expiring at various dates through 2014. All leases are subject to escalation for increases in taxes, fuel and other costs.

     Commitments for minimum lease payments under non-cancelable operating leases as of May 31, 1999 are as follows, exclusive of escalation charges:

     Fiscal year ending May 31,
     2000                                                            $ 3,843,000
     2001                                                              5,439,000
     2002                                                              5,300,000
     2003                                                              5,178,000
     2004                                                              5,196,000
     Thereafter                                                       38,845,000
                                                              ------------------
                                                                     $63,801,000
                                                              ------------------

     The Company has free rent periods which are being amortized over the lives of the leases.

     Included in occupancy costs and equipment rental expenses are office rental expenses of approximately $2,097,000, $2,201,000 and $2,429,000 for the years ended May 31, 1999, 1998 and 1997, respectively.

     NDB Group has an employment contract with Arthur Kontos, Chief Executive Officer ("CEO") of NDB Group, with a term ending on May 31, 2000 with certain rights for extension of the term or earlier termination. Remuneration under this contract consisted of base salary and a cash bonus based on the Company's "Income." Income is defined as consolidated income before taxes and the payment or accrual of the CEO's annual cash bonus. The CEO's cash bonus is paid pursuant to the National Discount Brokers Group, Inc. 1996 CEO Bonus Plan (the "CEO Plan"). The CEO Plan provides for an annual cash bonus payout equal to 10% of the first $10,000,000 of income (as defined) and 15% of income over $10,000,000. Included in accrued compensation, accounts payable and accrued expenses is approximately $3,530,000, $1,836,000 and $1,251,000 due to the CEO at May 31, 1999, 1998
     and 1997, respectively. In connection with this contract and the CEO Plan, approximately $5,532,000, $1,366,000 and $1,889,000 is reflected in compensation and benefits for the years ended May 31, 1999, 1998 and 1997, respectively. Additionally, for the years ended May 31, 1999, 1998 and 1997, approximately $928,000, $1,358,000 and $1,172,000, respectively, were netted against income from discontinued operations and for the year ended May 31, 1998,

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     approximately $755,000 was netted against the gain on sale of discontinued operations as reflected in the accompanying consolidated statements of income and comprehensive income.

     During the fiscal year ended May 31, 1997, NDB Group established The Sherwood Group, Inc. 1996 Executive Incentive Award Plan (the
     "Executive Plan"). The Executive Plan allowed for the creation of a compensation pool at an amount equal to 4.25% of Net Income, which was defined as consolidated pre-tax income of the Company subject to adjustment for unusual, infrequent, or extraordinary items and not taking into account payments or accruals under the Executive Plan. The Executive Plan was terminated by NDB Group's Board of Directors during the year ended May 31, 1998, effective June 1, 1997. Under the Executive Plan, bonuses for the Company's executives were to be determined at the discretion of the Compensation Committee of the Board of Directors. In determining Net Income for the fiscal year ended May 31, 1997, the Compensation Committee determined not to reduce Net Income for the expenses of a litigation settlement, including associated professional fees paid (net of the reduction in the CEO bonus computation).

15.      Segments

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard established the criteria for determining an operating segment and the required financial information to be disclosed. SFAS 131 also establishes standards for disclosing related information regarding products and services, geographic areas and major customers. This standard is limited to issues of reporting and presentation and does not address recognition or measurement. Its adoption, therefore, does not have an effect on the Company's earnings, liquidity or capital resources.

     Under the provisions of SFAS 131, the Company has two reportable segments: discount brokerage and market making. NDB transacts all business that will be reported in the Company's discount brokerage segment. Its revenues are principally in the form of retail commission income, distribution assistance fees from mutual funds and interest earned on its customers' balances held at its clearing broker. Sherwood Securities represents the Company's market making segment, which primarily derives its firm securities transaction revenues from the spread between the price paid when a security is bought and the price received when a security is sold. "All Other" category revenues consist principally of interest, realized gains/losses on securities available for sale and administrative fees.

     The accounting  policies of the segments are the same as those described in
     Note 2. Revenues from the transactions with other segments within the Company (referred to as intersegment revenues) are recorded at market value, as if the transactions were with third parties.

     The Company evaluates the performance of its segments based on profit or loss from operations before income taxes. No single customer accounted for more than 10% of the Company's consolidated revenues. Information on segment assets is not disclosed because it is not used for evaluating segment performance and deciding how to allocate resources to segments. However, capital expenditures are used in evaluating segment performance and are therefore disclosed. Capital expenditures are reported in total, as opposed to net of proceeds, from the sale of fixed assets. Substantially all of the Company's revenues and assets are attributable or located in the U.S.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     Financial information for the Company's reportable segments is presented in the following table which excludes the Company's discontinued operations, primarily Equitrade.


                                                                      Year Ended May 31, 1999
                                                                     ------------------------
                                                    Discount
                                                    Brokerage      Market Making    All Other         Total
                                                    -----------------------------------------------------------
Revenue from external sources                      $ 54,706,000    $150,194,000     $ 2,965,000    $207,865,000
Intersegment revenue                                  6,979,000         118,000       2,862,000       9,959,000
                                                    -----------------------------------------------------------
Total revenue                                      $ 61,685,000    $150,312,000     $ 5,827,000    $217,824,000
                                                    -----------------------------------------------------------
Interest and dividends (included in total revenue) $  6,938,000    $  2,635,000      $  856,000    $ 10,429,000
Interest expense                                        407,000           7,000         383,000         797,000
Depreciation and amortization                         4,350,000       3,377,000          43,000       7,770,000
Profit or loss before income taxes                    2,570,000      38,387,000      (6,276,000)     34,681,000
Capital expenditures                                  4,865,000       2,329,000         410,000       7,604,000


                                                                      Year Ended May 31, 1998
                                                                      ------------------------
                                                    Discount
                                                    Brokerage      Market Making    All Other         Total
                                                    ------------------------------------------------------------
Revenue from external sources                      $ 44,186,000    $ 93,583,000     $ 1,043,000    $138,812,000
Intersegment revenue                                  6,976,000         100,000       2,302,000       9,378,000
                                                    ------------------------------------------------------------
Total revenue                                      $ 51,162,000    $ 93,683,000     $ 3,345,000    $148,190,000
                                                    ------------------------------------------------------------
Interest and dividends included in total revenue)  $  5,448,000    $  1,610,000      $  984,000    $  8,042,000
Interest expense                                        435,000         303,000          44,000         782,000
Depreciation and amortization                         3,844,000       2,704,000          10,000       6,558,000
Profit or loss before income taxes                    2,183,000       8,223,000       1,334,000      11,740,000
Capital expenditures                                  4,454,000       1,668,000         671,000       6,793,000


                                                                      Year Ended May 31, 1997
                                                                      ------------------------
                                                    Discount
                                                    Brokerage      Market Making    All Other         Total
                                                   -------------------------------------------------------------
Revenue from external sources                      $ 38,253,000    $121,401,000     $ 1,528,000    $161,182,000
Intersegment revenue                                  7,628,000         111,000       1,121,000       8,860,000
                                                    ------------------------------------------------------------
Total revenue                                      $ 45,881,000    $121,512,000     $ 2,649,000    $170,042,000
                                                    ------------------------------------------------------------
Interest and dividends (included in total revenue) $  4,769,000    $  2,418,000      $  602,000    $  7,789,000
Interest expense                                        125,000          54,000          65,000         244,000
Depreciation and amortization                         1,810,000       2,292,000         221,000       4,323,000
Profit or loss before income taxes                     (428,000)     12,173,000         902,000      12,647,000
Capital expenditures                                  9,762,000       1,907,000       5,491,000      17,160,000



National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     The following table is a reconciliation of reportable segment revenues, profit or loss before income taxes and other significant items, to the Company's consolidated totals.


                                                                         Year Ended May 31,
                                                                        ------------------
                                                              1999              1998             1997
Revenue

Total revenue for reportable segments                   $ 211,997,000     $ 144,845,000     $167,393,000
Other revenue                                               5,827,000         3,345,000        2,649,000
Elimination of intersegment revenue                        (9,959,000)       (9,378,000)      (8,860,000)
                                                          -----------------------------------------------
Total consolidated revenue                              $ 207,865,000     $ 138,812,000     $161,182,000
                                                          -----------------------------------------------

Profit or Loss Before Income Taxes

Total profit or loss before income taxes for            $  40,957,000     $  10,406,000     $ 11,745,000
   reportable segments
Other profit or loss                                       (6,276,000)        1,334,000          902,000
Elimination of intersegment profit or loss                          -                 -                -
                                                          ------------------------------------------------
Total consolidated profit or loss before income taxes   $  34,681,000     $  11,740,000     $ 12,647,000
                                                          ------------------------------------------------
Interest and dividends

Total interest and dividends for reportable segments    $   9,573,000     $   7,058,000     $  7,187,000
Other interest and dividends                                  856,000           984,000          602,000
Elimination of intersegment interest and dividends           (407,000)         (443,000)        (137,000)
                                                          ------------------------------------------------
Total consolidated interest and dividends               $  10,022,000      $  7,599,000     $  7,652,000
                                                          ------------------------------------------------
Interest Expense

Total interest expense for reportable segments          $     414,000      $    738,000     $    179,000
Other interest expense                                        383,000            44,000           65,000
Elimination of intersegment interest expense                 (407,000)         (443,000)        (137,000)
                                                          ------------------------------------------------
Total consolidated interest expense                     $     390,000      $    339,000     $    107,000
                                                          ------------------------------------------------

Depreciation and Amortization

Total depreciation and amortization for                 $   7,727,000      $  6,548,000     $  4,102,000
   reportable segments
Other depreciation and amortization                            43,000            10,000          221,000
Elimination of intersegment depreciation
   and amortization                                                 -                 -                -
                                                          ----------------------------------------------
Total consolidated depreciation and amortization        $   7,770,000      $  6,558,000     $  4,323,000
                                                          ----------------------------------------------

Capital expenditures

Total capital expenditures for reportable segments      $   7,194,000      $  6,122,000     $ 11,669,000
Other capital expenditures                                    410,000           671,000        5,491,000
Elimination of intersegment capital expenditures                    -                 -                -
                                                          ----------------------------------------------
Total consolidated capital expenditures                 $   7,604,000      $  6,793,000     $ 17,160,000
                                                          ----------------------------------------------


National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

16.      Contingencies and Legal Matters

     NDB Group's  subsidiaries,  and in some cases NDB Group, have been named as defendants in lawsuits and arbitrations and are the subject of investigations, that allege, among other things, violations of Federal and state securities and related laws and other laws.

     As part of a global settlement involving more than 25 Nasdaq market making firms, Sherwood Securities has settled proceedings brought against it in connection with the investigation by the SEC captioned In the Matter of Certain Market-Making Activities on NASDAQ, HO-2974. In connection with the settlement, Sherwood Securities consented to the entry of certain Orders by the SEC instituting proceedings, making findings and imposing sanctions. Sherwood Securities neither admitted nor denied the substantive allegations set forth in the Orders. As part of the settlement, Sherwood Securities paid a civil penalty of $1,000,000 to the SEC and the sum of $8,138 in disgorgement. Sherwood Securities' results for the year ended May 31, 1998 reflect a charge to establish a reserve for the SEC's investigation, which is included in professional fees on the consolidated statement of income and comprehensive income, which was paid in January 1999.

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

     On April 9, 1997, Sherwood Securities entered into a settlement agreement (the "Settlement Agreement") in the case of In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS) currently pending in the United States District Court for the Southern District of New York (the "Court"). The Settlement Agreement provided for payment by Sherwood Securities of $4,375,000 per percentage point of its market share of the "Defendants' Market." Sherwood Securities' agreed market share of the Defendants' Market was set in the Settlement Agreement, as amended, at 2.10% which resulted in a total principal payment obligation of $9,187,500. The Settlement Agreement provided for the payment of the verified amount in two installments. On April 23, 1997, Sherwood Securities made an installment payment in the amount of $4,593,750. The remaining balance of $4,926,797, including $333,047 of interest, was paid on April 9, 1998. The Settlement Agreement has been granted final approval by the Court and judgement has been entered. The judgement has been appealed to the United States Court of Appeals for the Second Circuit by certain class members. No argument has been scheduled.

     Weiss, Peck & Greer, L.L.C. ("WPG") has filed a Statement of Claim dated March 22, 1999 in an arbitration before the NASD titled In the Matter of the Arbitration of Weiss, Peck & Greer, L.L.C., Claimant against Sherwood Securities Corp., Respondent. In the Statement of Claim, WPG alleges that Sherwood Securities contravened standards of "commercial reasonableness" and "just and

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

     equitable  principles of trade" in connection with trades of  approximately
     1.5 million shares of Amazon.com from Carnegie, Childs & Co., L.L.C. ("Carnegie") on January 8, 1999. WPG was Carnegie's clearing broker. WPG alleges that the trades resulted in Carnegie having a net short position in Amazon.com of 1,462,000 shares. WPG covered the short position on January 11, 1999 and alleges it sustained losses in excess of $11,000,000. WPG has requested relief of compensatory damages in excess of $11,000,000 plus consequential damages and interest, WPG's costs and attorneys' fees and such other relief as the arbitration panel deems just and appropriate.
     Management of Sherwood Securities, after consultation with counsel, believes it has valid defenses to these claims and intends to vigorously defend against these claims. Sherwood Securities filed an Answer and Statement of Counterclaim dated June 8, 1999 in which Sherwood Securities denies liability for the claims asserted by WPG and asserts a counterclaim of approximately $1,300,000 for losses Sherwood Securities suffered in connection with trades in Amazon.com executed by Sherwood Securities for Carnegie on January 8, 1999. WPG has filed a Reply to Counterclaim dated June 28, 1999 denying liability for the claim asserted in the Answer and Statement of Counterclaim.

17.      Subsequent Events

     On June 18, 1999, NDB Group and SHD sold their membership interests in Equitrade to SLK Specialists. NDB Group and SHD owned a combined 46.845% membership interest in Equitrade. Prior to the closing, NDB Group exercised its right to purchase .03% membership interests in Equitrade from three special members in exchange for cash equal to the capital accounts of these special members. NDB Group and SHD received approximately $85,000,000 in cash from SLK Specialists net of repayment of a $15,000,000 loan from SLK to NDB Group. The Company recognized a net pre-tax gain of approximately $36,000,000 in connection with this transaction which will be recorded in the first quarter of the fiscal year ended May 31, 2000.

     On June 25, 1999, NDB Group sold 2,990,000 shares of common stock in an underwritten public offering at $33 per share. Net of underwriting discounts and commissions, and expenses related to the offering, NDB Group received approximately $91,600,000 in proceeds.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

18.      Quarterly Financial Information (unaudited)

     (In thousands, except per share data)

                                                                 First       Second        Third       Fourth
                                                              ----------   ----------   ----------  -----------

1999

Revenues                                                        $31,748      $45,379      $63,873      $66,865
Expenses                                                         32,483       37,617       49,383       53,701
                                                              ----------   ----------   ----------  -----------

Income (loss) from continuing operations before taxes              (735)       7,762       14,490       13,164

Income taxes                                                        (85)       3,330        6,740        6,477
                                                              ----------   ----------   ----------  -----------

      Net income (loss) from continuing operations                 (650)       4,432        7,750        6,687

Income (loss) from discontinued operations                         (685)       1,451          422        1,598
                                                              ----------   ----------   ----------  -----------

Net income (loss)                                               $(1,335)     $ 5,883      $ 8,172      $ 8,285
                                                              ----------   ----------   ----------  -----------

Basic income (loss) per share:
Continuing operations                                           $  (.04)      $  .32       $  .55       $  .48
Discontinued operations                                            (.05)         .10          .03          .11
                                                              ----------   ----------   ----------  -----------

    Net income (loss) per share - basic                         $  (.09)      $  .42       $  .58       $  .59
                                                              ----------   ----------   ----------  -----------

Diluted income (loss) per share:
Continuing operations                                           $  (.04)      $  .32       $  .55       $  .47
Discontinued operations                                            (.05)         .10          .03          .11
                                                              ----------   ----------   ----------  -----------

    Net income (loss) per share - diluted                       $  (.09)      $  .42       $  .58       $  .58
                                                              ----------   ----------   ----------  -----------


National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

18.      Quarterly Financial Information (unaudited), continued

     (In thousands, except per share data)

                                                                 First       Second        Third       Fourth
                                                              ----------   ----------   ----------  -----------

1998

Revenues                                                        $34,896      $34,845      $31,584      $37,485
Expenses                                                         31,377       33,198       29,610       32,888
                                                              ----------   ----------   ----------  -----------

Income from continuing operations before taxes                    3,519        1,647        1,974        4,597

Income taxes                                                      1,527          655          925        2,634
                                                              ----------   ----------   ----------  -----------

      Net income from continuing operations                       1,992          992        1,049        1,963

Income from discontinued operations                                 716        1,095          468          981

Gain on sale of discontinued operations                               -            -        2,704            -
                                                              ----------   ----------   ----------  -----------

Net income                                                      $ 2,708      $ 2,087      $ 4,221      $ 2,944
                                                              ----------   ----------   ----------  -----------

Basic income per share:
Continuing operations                                            $  .16       $  .07       $  .07       $  .14
Discontinued operations                                             .05          .09          .03          .07
Sale of discontinued operations                                       -            -          .20            -
                                                              ----------   ----------   ----------  -----------

    Net income per share - basic                                 $  .21       $  .16       $  .30       $  .21
                                                              ----------   ----------   ----------  -----------

Diluted income per share:
Continuing operations                                            $  .16       $  .07       $  .07       $  .14
Discontinued operations                                             .05          .09          .03          .07
Sale of discontinued operations                                       -            -          .20            -
                                                              ----------   ----------   ----------  -----------

    Net income per share - diluted                               $  .21       $  .16       $  .30       $  .21
                                                              ----------   ----------   ----------  -----------


National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
For the Years Ended May 31, 1999, 1998 and 1997

18.      Quarterly Financial Information (unaudited), continued

     (In thousands, except per share data)

                                                              First       Second       Third       Fourth
                                                              ----------   ----------  -----------  ----------

1997

Revenues                                                        $40,595      $36,607      $44,968     $39,012
Expenses                                                         35,008       32,270       46,787      34,470
                                                              ----------   ----------  -----------  ----------

Income (loss) from continuing operations before taxes             5,587        4,337       (1,819)      4,542

Income taxes                                                      2,795        1,623         (521)      2,134
                                                              ----------   ----------  -----------  ----------

      Net income from continuing operations                       2,792        2,714       (1,298)      2,408

Income from discontinued operations                                 211          581        1,056         816
                                                              ----------   ----------  -----------  ----------

Net income (loss)                                               $ 3,003      $ 3,295       $ (242)    $ 3,224
                                                              ----------   ----------  -----------  ----------

Net income (loss) per share:
Continuing operations                                            $  .21       $  .21      $  (.10)     $  .19
Discontinued operations                                             .02          .04          .08         .06
                                                              ----------   ----------  -----------  ----------

    Net income (loss) per share                                  $  .23       $  .25      $  (.02)     $  .25
                                                              ----------   ----------  -----------  ----------


National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent)
--------------------------------------------------------------------------------
Statements of Financial Condition                                    Schedule I

                                                                                             May 31,
                                                                                       --------------------
                                                                             ------------------  ------------------
                                                                                   1999                1998
                                                                             ------------------  ------------------

Assets

Cash                                                                               $   145,619         $   221,328
Receivables                                                                          1,488,294          14,117,784
Notes receivable                                                                     1,028,481             568,710
Securities available for sale, at market value                                               -           2,438,438
Securities not readily marketable, at fair value                                       400,000             401,320
Investment in, less net amounts due to,
    subsidiaries and affiliates                                                    107,057,296          81,751,054
Investment in discontinued operations                                               17,946,870
Investment in partnerships                                                                   -          13,775,483
Furniture and equipment, net                                                             5,938               2,374
Intangible asset, net                                                                  409,091                  20
Subordinated notes receivable                                                       38,000,000          16,000,000
U.S. Treasury obligations, held as collateral                                        5,971,505           5,223,882
Other assets                                                                         2,105,525             444,951
                                                                             ------------------  ------------------

      Total assets                                                                $174,558,619        $134,945,344
                                                                             ------------------  ------------------

Liabilities and stockholders' equity

Accrued compensation, accounts payable and
    accrued expenses (including income taxes payable)                             $ 12,563,413        $  5,467,903
Subordinated note payable                                                            5,000,000           5,000,000
Loan payable                                                                        15,000,000                   -
                                                                             ------------------  ------------------

                                                                                    32,563,413          10,467,903
                                                                             ------------------  ------------------

Stockholders' equity
    Common stock                                                                       143,432             143,432
    Retained earnings and other equity                                             141,851,774         124,334,009
                                                                             ------------------  ------------------

                                                                                   141,995,206         124,477,441
                                                                             ------------------  ------------------

      Total liabilities
        and stockholders' equity                                                  $174,558,619        $134,945,344
                                                                             ------------------  ------------------











     The accompanying notes are an integral part of the condensed financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
--------------------------------------------------------------------------------
Statements of Income and Comprehensive Income                        Schedule I

                                                                               Years Ended May 31,
                                                             --------------------------------------------------------

                                                                   1999               1998                1997
                                                             -----------------  -----------------   -----------------

Revenues
    Equity loss in partnership                                      $       -          $       -          $  (27,099)
    Interest                                                          974,433          1,063,774             677,898
    Realized gain on
      securities available-for-sale                                 2,290,318                  -                   -
    Service fees paid by subsidiaries
      eliminated in consolidation                                   4,140,000          4,233,345           5,640,015
    Other                                                               6,444                  -            (119,346)
                                                             -----------------  -----------------   -----------------

                                                                    7,411,195          5,297,119           6,171,468
                                                             -----------------  -----------------   -----------------

Expenses
    Compensation and benefits                                      11,858,572          4,016,895           4,675,853
    Interest                                                          382,828             35,033                   -
    Other, net                                                      2,560,359          1,299,167           1,403,486
                                                             -----------------  -----------------   -----------------

                                                                   14,801,759          5,351,095           6,079,339
                                                             -----------------  -----------------   -----------------

Income (loss) from continuing operations
    before equity in income of
    subsidiaries and income taxes                                  (7,390,564)           (53,976)             92,129

Equity in income of subsidiaries                                   22,835,661          8,837,016           5,650,335
                                                             -----------------  -----------------   -----------------

    Income from continuing operations
      before income taxes                                          15,445,097          8,783,040           5,742,464

Income tax expense (benefit)                                       (2,742,257)          (218,785)           (115,960)
                                                             -----------------  -----------------   -----------------

        Net income from continuing
           operations                                              18,187,354          9,001,825           5,858,424

Income from discontinued operations, net of taxes                   2,818,105          3,663,155           3,748,519
Loss on sale of discontinued operations, net of taxes                       -           (727,116)                  -
                                                             -----------------  -----------------   -----------------

        Net income                                                 21,005,459         11,937,864           9,606,943

Other comprehensive income (loss),
    net of taxes                                                   (1,359,800)         1,359,800                   -
                                                             -----------------  -----------------   -----------------

        Comprehensive income                                      $19,645,659        $13,297,664         $ 9,606,943
                                                             -----------------  -----------------   -----------------


     The accompanying notes are an integral part of the condensed financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
--------------------------------------------------------------------------------
Statements of Cash Flows                                             Schedule I

                                                                               Years Ended May 31,
                                                           --------------------------------------------------------

                                                                 1999                1998               1997
                                                           ------------------  -----------------  -----------------

Cash flows from operating activities
    Net income from continuing operations                        $18,187,354        $ 9,001,825        $ 5,858,424
    Net income from discontinued operations                        2,818,105          3,663,155          3,748,519
    Non-cash items included in net income:
      Net equity in gain of subsidiaries                         (22,835,661)        (8,837,016)        (5,650,335)
      Equity income in partnerships                               (3,568,584)        (5,852,353)        (6,163,136)
      Loss on sale of subsidiary                                           -                  -            123,006
      Depreciation and amortization                                   42,079            144,494            265,658
      Gain on sale of investment securities
        available-for-sale                                        (2,290,318)                 -                  -
    Decrease (increase) in operating assets:
      Receivables                                                 12,629,490        (13,480,564)         4,298,488
      U.S. Treasury obligations, held as collateral                 (747,623)           257,938            (52,141)
      Other assets                                                (1,659,252)           179,234           (258,429)
    (Decrease) increase in operating liabilities
      Accounts payable, accrued expenses and
        other liabilities                                          8,972,534         (3,464,080)        (3,731,976)
                                                           ------------------  -----------------  -----------------

        Net cash provided by (used in)
           operating activities                                   11,548,124        (18,387,367)        (1,561,922)
                                                           ------------------  -----------------  -----------------

Cash flows from investing activities
    Proceeds from sales of securities
      available-for-sale                                           2,290,318                  -                  -
    Investment in discontinued operations                           (602,803)          (444,068)          (320,437)
    Distribution from partnerships                                         -          4,362,952          3,771,646
    Loans made to employees and officers                            (900,000)                 -           (137,652)
    Principal collected on notes receivable                          440,229             45,465             44,967
    Purchase of subsidiaries, net of cash acquired                         -                  -        (15,763,434)
    Return of capital from subsidiary                                      -          3,538,554          2,409,659
    Purchase of furniture, fixtures, equipment
      and leasehold improvements                                      (4,715)                 -                  -
    Payment for purchase of identified
      intangible asset                                              (450,000)                 -           (188,780)
    Additional capital contributed to subsidiaries                         -                  -                  -
    Issuance of subordinated notes receivable                    (22,000,000)                 -         (6,000,000)
                                                           ------------------  -----------------  -----------------

        Net cash (used in) provided by
           investing activities                                  (21,226,971)         7,502,903        (16,184,031)
                                                           ------------------  -----------------  -----------------


National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
--------------------------------------------------------------------------------
Statements of Cash Flows                                             Schedule I

                                                                              Years Ended May 31,
                                                           --------------------------------------------------------

                                                                 1999                1998               1997
                                                           ------------------  -----------------  -----------------

Cash flows from financing activities
    Sale of treasury stock                                           $     -        $19,267,500            $     -
    Purchase of treasury stock                                    (3,231,647)          (614,281)        (3,569,937)
    Proceeds from exercise of options                                786,721                  -                  -
    Proceeds from loan payable                                    15,000,000                  -                  -
    Net receipts (disbursements) on
      intercompany borrowings                                     (2,951,936)        (7,633,750)        21,341,380
                                                           ------------------  -----------------  -----------------
        Net cash provided by
           financing activities                                    9,603,138         11,019,469         17,771,443
                                                           ------------------  -----------------  -----------------

Net (decrease) increase in cash                                      (75,709)           135,005             25,490

        Cash at beginning of year                                    221,328             86,323             60,833
                                                           ------------------  -----------------  -----------------

        Cash at end of year                                       $  145,619         $  221,328          $  86,323
                                                           ------------------  -----------------  -----------------


National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
--------------------------------------------------------------------------------
Statements of Cash Flows, continued                                   Schedule I

Supplemental disclosures of cash flow information:

    Income tax payments totaled $14,420,322, $6,287,938 and $14,077,485 during the years ended May 31, 1999, 1998 and 1997, respectively.

    Interest payments totaled $307,828, $35,033 and $52,991 during the years ended May 31, 1999, 1998 and 1997, respectively.

Supplemental disclosures of non-cash investing and financing activities:

    As a result of the sale of its subsidiary, Stock Market Index, Inc., during December 1996, NDB Group wrote off the remaining book value of certain computer software and intangible assets aggregating $225,193. In addition, as part of the sale, NDB Group received a note in the face amount of $132,187 from the buyer, resulting in a net loss of $123,006.

    On January 24, 1997, NDB Group acquired, from its joint venture partner at that time, the remaining 51% of Anvil Institutional Services Company (the "Anvil Joint Venture") that it did not previously own. NDB Group, therefore, became the 100% owner of Anvil Institutional Services, Inc. ("Anvil"), a broker-dealer previously owned by the Anvil Joint Venture. Accordingly, the assets, liabilities and stockholder's equity of Anvil were consolidated with those of NDB Group as of the acquisition date. The increases or decreases in operating assets and liabilities reflected in the statement of cash flows for the year ended May 31, 1997 exclude amounts for the assets and liabilities of Anvil which were assumed as part of the acquisition. During September 1997, NDB Group sold all of the stock of its subsidiary, Anvil, and received a note in the amount of $102,945, which was repaid in January 1999.

    During February 1997, an executive of NDB Group exercised an aggregate of 94,027 options for the purchase of 94,027 shares of NDB Group's common stock with exercise prices ranging from $7.9375 per share to $9.1875 per share. In order to pay for the exercise price $838,324 and to reimburse NDB Group for the personal income taxes of $54,569 on the gain related to the transaction, the executive remitted to NDB Group 88,187 shares of NDB Group's common stock with a market value of $892,893. In connection with the exercise of these options, NDB Group recorded an income tax benefit of $49,743.

    On May 2, 1997, NDB Group acquired 100% of the common stock of Dresdner-NY Incorporated, subsequently renamed SHD Corporation ("SHD"). Accordingly, the assets, liabilities and stockholder's equity of SHD have been consolidated with those of NDB Group as of the acquisition date. The increases or decreases in operating assets and liabilities reflected in the consolidated statement of cash flows for the year ended May 31, 1997 exclude amounts for the assets and liabilities of SHD which were assumed as part of the acquisition.

    During October 1997 and December 1997, certain executives of NDB Group exercised an aggregate of 294,758 options for the purchase of 294,758 shares of NDB Group's common stock with exercise prices ranging from $7.9375 per share to $10.125 per share. In order to pay for the exercise price of $2,701,705 and to reimburse NDB Group for the personal income taxes of $441,389 on the gain related to the transaction, the executives remitted to NDB Group 255,450 shares of NDB Group's

National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
--------------------------------------------------------------------------------
Statements of Cash Flows, continued                                   Schedule I

    common stock with a market value of $3,143,094. In connection with the exercise of these options, NDB Group recorded an income tax benefit of $366,215.

    During February 1998, NDB Group sold the remaining net assets of its subsidiary, MXNet, Inc., and received a promissory note for $6,600,000 with interest accrued at 6% from the date of sale. The note was repaid in April 1998.

    Between February 1998 and May 1998, certain available-for-sale securities appreciated due to the entity's successful initial public offering. As such, NDB Group reflected these securities at fair market value on the statements of financial condition. The unrealized gain of $1,359,800, as of May 31, 1998, associated with marking these securities to fair market value, is reflected as a component of accumulated comprehensive income on the statements of financial condition, net of income taxes of $1,255,200.

    Between December 1998 and May 1999, various employees of the NDB Group exercised an aggregate of 59,469 options for the purchase of 59,469 shares of NDB Group's common stock with exercise prices ranging from $11.00 per share to $13.50 per share. In connection with the exercise of these options, NDB Group recorded an income tax benefit of $621,825.






























     The accompanying notes are an integral part of the condensed financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
Notes to Condensed Financial Statements
--------------------------------------------------------------------------------
                                                                     Schedule I

    Registrant (Parent) Disclosures

    The  condensed  financial  statements  of the  registrant  should be read in
    conjunction  with  the  consolidated   financial  statements  and  notes  to
    consolidated financial statements which are included elsewhere herein.

    Investment in, less net amounts due to, subsidiaries and affiliates represents the NDB Group's investment in its subsidiary companies after deducting net amounts owed to several subsidiaries primarily related to the funding of the NDB Group's cash flow needs by its operating subsidiaries. Income and losses of the subsidiairies are recognized using the equity method accounting.

    During the year ended May 31, 1995, NDB Group entered into two subordination agreements with Equitrade. The first note has a stated interest rate of 0% and matures on February 28, 2000. In connection with this agreement, NDB Group has pledged U.S. Treasury securities with a market value in excess of $5,000,000. The second note has a stated interest rate of 8% and matures on February 28, 2000. In connection with this agreement, NDB Group loaned Equitrade $5,000,000. Concurrent with the sale of Equitrade on June 18, 1999, the aforementioned subordinated note agreements were cancelled.

    During the year ended May 31, 1997, NDB Group entered into two subordination agreements with NDB. The first note has a stated interest rate of broker call and matures on December 31, 2001. The second note also has a stated interest rate of broker call and matures on March 31, 2001. The weighted average broker call rate was 6.9% for the year ended May 31, 1999. In connection with each of these subordination agreements, NDB Group loaned NDB $3,000,000.

    On December 31, 1998, the NDB Group entered into a subordination agreement with Equitrade. The note has a stated interest rate of 6% and matures on December 31, 1999. In connection with this agreement, the NDB Group loaned Equitrade $22,000,000.

    No dividends were paid to the NDB Group by its wholly owned subsidiaries for the years ended May 31, 1999, 1998 and 1997.

    Subsequent Events

    On June 18, 1999, NDB Group sold its membership interest in Equitrade to Spear, Leeds & Kellogg Specialists LLC. NDB Group owned a 41.845% membership interest in Equitrade (another 5.0% interest owned by a subsidiary of NDB Group was also sold). Prior to the closing, NDB Group exercised its right to purchase a .03% membership interests in Equitrade from three special members in exchange for cash equal to the capital accounts of these special members. NDB Group received approximately $69,000,000 in cash from the purchaser net of repayment of a $15,000,000 loan from SLK. NDB Group recognized a pre-tax gain of approximately $30,000,000 in connection with this transaction which will be recorded in the first quarter of the fiscal year ended May 31, 2000.

    On June 25, 1999, NDB Group sold 2,990,000 shares of common stock in an underwritten public offering at $33 per share. Net of underwriting discounts and commissions and expenses related to the offering, NDB Group received approximately $91,600,000 in proceeds.

    On July 15, 1999, NDB Group made an additional capital contribution of $10,000,000 to NDB.

                                                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      August 16, 1999                NATIONAL DISCOUNT BROKERS GROUP, INC.
                                           By:  /s/  Arthur Kontos
                                                Arthur Kontos
                                                Chief Executive Officer

                                           By:  /s/  Matthew S. Stadler
                                                Matthew S. Stadler
                                                Chief Financial Officer
                                                and Principal Accounting Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                               Title                           Date

/s/ James H. Lynch, Jr.                                  Chairman of the Board              August 16, 1999
James H. Lynch, Jr.

/s/ Arthur Kontos                                        Director and Chief                 August 16, 1999
Arthur Kontos                                            Executive Officer

/s/ Dennis V. Marino                                          Director                      August 16, 1999
Dennis V. Marino

/s/ Thomas W. Neumann                                         Director                      August 16, 1999
Thomas W. Neumann

/s/ John P. Duffy                                             Director                      August 16, 1999
John P. Duffy

/s/ Ralph N. Del Deo                                          Director                      August 16, 1999
Ralph N. Del Deo

/s/ Charles Kirkland Kellogg                                  Director                      August 16, 1999
Charles Kirkland Kellogg





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

3.2          Amendment to the Company's Restated Certificate of   Incorporated by reference to Exhibit 4.3 to the
             Incorporation.                                       Company's Registration Statement on Form S-8, file
                                                                  number 333-41819 filed on December 9, 1997 (the
                                                                  "December 1997 Form S-8").

3.3          Amendment to Restated Certificate of                 Incorporated by reference to Exhibit A to the
             Incorporation, as amended.                           Company's proxy Statement dated November 12, 1997.

3.4          Restated Certificate of Incorporation, as amended.   Incorporated by reference to Exhibit 3.3 to the
                                                                  Company's Form 10-Q for the quarter end November
                                                                  30, 1997 (the "November 1997 Form 10-Q").

3.5          By-Laws of the Company, as amended.                  Incorporated by reference to Exhibit 4.4 to the
                                                                  Company's Registration Statement on Form S-8, file
                                                                  number 333-41819 filed on December 9, 1997.

4.1          Registration Rights Agreement between the Company    Incorporated by reference to Exhibit 4 to the
             and IAT Reinsurance Syndicate Ltd. dated as of       Company's Form 8-K dated January 29, 1998.
             January 29, 1998.

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

10.3         The Company's Employee Stock Ownership Plan as       Incorporated by reference to Exhibit 10.9 to the
             amended.                                             Initial Registration Statement.

10.4         The Company's 1983 Stock Option Plan.                Incorporated by reference to Exhibit 10.10 to the
                                                                  Initial Registration Statement.

10.5         Amendment  to 1983 Stock Option  Plan.               Incorporated  by reference to Exhibit 10.5 to the  Company's  Form
                                                                  10-K for the Fiscal Year ended May 31, 1997(the "1997 Form 10-K").

10.6         Employment  Agreement  dated  September 12, 1995 by  Incorporated by reference to Exhibit 10.1 of Form
             and between Arthur Kontos and the Company.           10-Q for the quarter ended November 30, 1995.

10.7         Form of Option Agreement under the Company's 1995    Incorporated by reference to Exhibit 10.7 to the
             Stock Option Plan.                                   1997 Form 10-K.

10.8         Employment Agreement dated as of May 31, 1997 by     Incorporated by reference to Exhibit 10.9 to the
             and between Arthur Kontos and the Company.           1997 Form 10-K.

10.9         Letter of Arthur  Kontos  exercising  his  option    Incorporated  by reference  to Exhibit 10.2 to Form
             under the Employment  Agreement dated September 12,  10-Q for the quarter ended November 30, 1995.
             1995.

10.10        Waiver of Bonus by Arthur Kontos.                    Incorporated by reference to Exhibit 10.1 of Form
                                                                  10-Q for the quarter ended February 29, 1996.

10.11        Mortgage  Loan  Agreements  dated  March 24, 1993    Incorporated  by reference to Exhibit 10.6 to
             among the Company, Thomas Neumann and Geralyn        Form 10-K for Fiscal Year ended May 31, 1993.
             Neumann.

10.12        Secured Note and Pledge Agreement dated July 23,     Incorporated by reference to Exhibit 10.13 to the
             1997 among the Company, Thomas Neumann and Geralyn   1997 Form 10-K.
             Neumann.

10.13        Voting Trust  Agreement  between Arthur Kontos and   Incorporated by reference  to Exhibit 10.7 to Form
             Vicki Kontos dated May 11, 1993.                     10-K for Fiscal Year ended May 31, 1994.

10.14        Lease  Agreement  dated December 20, 1993 between    Incorporated  by reference  to Exhibit 10.9 to Form
             Connecticut   General  Life Insurance Company and    10-K for Fiscal Year ended May 31, 1994.
             Triak Services Corp., Guaranty by The Sherwood
             Group,  Inc. dated December  6, 1993,  Modification
             of Lease dated March 30, 1994 and Modification of
             Lease dated July 11, 1994.

10.15        Exhibit 10.13 Sublease Agreement between Johnson &   Incorporated by reference to Exhibit 10.2 of Form
             Higgins and Triak Services Corp.                     10-Q for the quarter ended February 29, 1996.

10.16        Guaranty dated as of March 1, 1996 by and between    Incorporated  by reference  to Exhibit  10.14 to Form
             Johnson & Higgins and NY Broad Holdings, Inc.        10-K for Fiscal Year ended May 31, 1996.

10.17        Stock Purchase Agreement dated as of April 11,       Incorporated by reference to Exhibit 10(b) to Form
             1997 between Dresdner Bank A.G. and the Company.     10-Q for the quarter ended February 28, 1997.

10.18        Lease  Agreement  dated as of November  30, 1994     Incorporated  by reference  to  Exhibit  10.2 to Form
             between  S.P.N.W. Management Associates Limited      10-Q for the quarter ended November 30, 1994.
             Partnership and Sherwood Securities Corp.

10.19        The Sherwood Group, Inc. 1996 Executive Incentive    Incorporated by reference to Exhibit B to The
             Award Plan.                                          Sherwood Group, Inc. Proxy Statement dated
                                                                  September 10, 1996.

10.20        The Sherwood Group, Inc. 1996 CEO Bonus Plan.        Incorporated by reference to Exhibit A to The
                                                                  Sherwood Group, Inc. Proxy Statement dated
                                                                  September 10, 1996.

10.21        Settlement Agreement.                                Incorporated by reference to Exhibit 10(a) of Form
                                                                  10-Q for the quarter ended February 28, 1997.

10.22        Amended Settlement Agreement.                        Incorporated by reference to Exhibit 10.23 to the
                                                                  1997 Form 10-K.

10.23        Equitrade Partners Amended and Restated              Incorporated by reference to Exhibit 10.24 to the
             Partnership Agreement dated as of May 2, 1997.       1997 Form 10-K.

10.24        Stock Purchase Agreement between The Sherwood        Incorporated by reference to Exhibit 10 to Form
             Group, Inc. and IAT Reinsurance Syndicate Ltd.       8-K dated December 5, 1997.

10.25        Resolution of the Board of Directors of the          Incorporated by reference to Exhibit 10.1 to the
             Company terminating The Sherwood Group, Inc. 1996    November 1997 Form 10-Q.
             Executive Incentive Award Plan.

10.26        The Sherwood Group, Inc. 1995 Stock Option Plan,     Incorporated by reference to Exhibit 4.1 to the
             as amended.                                          December 1997 Form S-8.

10.27        Stock Purchase  Agreement dated as of February 13,   Incorporated by reference to Exhibit 10 to the
             1998 between  MXNet, Inc., the Company and IPC       Company's Form 10-Q for the quarter ended February
             Information Systems, Inc.                            28, 1998

10.28        Letter of Intent of Equitrade Partners, L.L.C. and   Incorporated by reference to Exhibit 2 to the
             RSF Partners                                         Company's Form 10-Q for the quarter ended November
                                                                  30, 1998.

10.29        Amended and Restated Operating Agreement of          Incorporated by reference to Exhibit 10.1 to the
             Equitrade Partners, L.L.C.                           Company's Form 10-Q for the quarter ended February
                                                                  28, 1999.

10.30        Contribution Agreement dated as of December 31,      Incorporated by reference to Exhibit 10.2 to the
             1998 among Equitrade Partners, L.L.C., RSF           Company's Form 10-Q for the quarter ended February
             Partners, L.P., Joseph Rodriguez, James Bowen,       28, 1999.
             Isidore Fields and Robert Prosser

10.31        Employment Agreement dated as of April 1, 1999       Incorporated by reference to Exhibit 10.3 to the
             between Frank E. Lawatsch, Jr. and the Company       Company's Form 10-Q for the quarter ended February
                                                                  28, 1999.

10.32        Change of Control Agreement dated as of April 1,     Incorporated by reference to Exhibit 10.4 to the
             1999 between Frank E. Lawatsch, Jr. and the Company  Company's From 10-Q for the quarter ended February
                                                                  28, 1999.

10.33        Amended and Restated  Purchase  Agreement dated as   Incorporated by reference to Exhibit 2 to the
             of June 11, 1999 among Spear, Leeds & Kellogg        Company's Form 8-K dated June 21, 1999.
             Specialists  LLC, the Selling Members listed on the
             Signature Pages thereto and the  Members'
             Representative  relating to the purchase and sale
             of 100% of the Membership  Interests in Equitrade
             Partners L.L.C.  dated June 21, 1999 (with
             schedules and Exhibits which the Company  agrees to
             provide to the staff of the  Commission  at its
             request)

10.34        Amended Lease at 90 Hudson Street, Jersey City,      Incorporated by reference to Exhibit 10 (a) to the
             New Jersey                                           Company's Form 8-K dated June 21, 1999.

10.35        National Discount Brokers Group, Inc. 1999 Stock     Incorporated by reference to Exhibit 10 (a) to the
             Option Plan                                          Company's Form 8-K dated May 7, 1999.

10.36        Change of Control Agreement between Matthew          Incorporated by reference to Exhibit 10 (b) to the
             Stadler and the Company                              Company's Form 8-K dated May 7, 1999.

10.37        National Discount Brokers Group, Inc. 1999 Stock     Filed herewith.
             Option Plan, as amended and restated

10.38        Amendments to Lease at 10 Exchange Place Centre      Filed herewith.

11.          Statement re: computation of per share earnings.     Filed herewith.

16.          Letter from KPMG LLP                                 Filed herewith.

21.          Subsidiaries of the Company                          Filed herewith.

23.1         Consent of Independent Public Accountants.           Filed herewith.

23.2         Consent of Independent Public Accountant             Filed herewith.

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

99.2         Secured Demand Note in the principal amount of       Incorporated by reference to Exhibit 99.2 to Form
             $5,000,000.                                          8-K dated February 28, 1995.

99.3         Roll-Over Equity Investment dated February 15,       Incorporated by reference to Exhibit 99.3 to Form
             1995 in the principal amount of $5,000,000 related   8-K dated February 28, 1995.
             to the Secured Demand Note.

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

99.6         Subordinated Loan Agreement - Cash dated December    Filed herewith.
             31, 1998 between the Company and Equitrade
             Partners, L.L.C.

99.7         Form of Indemnification Agreement to be entered      Incorporated by reference to Exhibit 99.1 to Form
             into between the Company and each of certain of      8-K dated September 18, 1995.
             its executive officers and directors.

99.8         Form of Lockup Agreement                             Filed herewith.









                                                                   EXHIBIT 10.37


                                       NATIONAL DISCOUNT BROKERS GROUP, INC.

                1999 NON-QUALIFIED STOCK OPTION PLAN, AS AMENDED

SECTION 1.  PURPOSE

         The purpose of National Discount Brokers Group, Inc. 1999 Stock Option Plan (the "Plan") is to provide an additional incentive to employees, independent contractors, agents and consultants of National Discount Brokers Group, Inc. (the "Company") and its subsidiaries, to aid in attracting and retaining employees, independent contractors, agents and consultants, and to closely align their interests with those of shareholders. The Plan also provides for the granting of additional incentives to members of the Board of Directors of the Company who are not Employees.

SECTION 2.  DEFINITIONS

         Unless the context clearly indicates otherwise, the following terms, when used in the Plan, shall have the meanings set forth in this Section 2.

         (a)      "Board" shall mean the Board of Directors of the Company.

         (b) "Change in Control". A change in control of the Company shall be deemed to have occurred if, over the initial opposition of the then-incumbent Board (whether or not such Board ultimately acquiesces therein), (i) any person or group of persons shall acquire, directly or indirectly, stock of the Company having at least 25% of the combined voting power of the Company's then-outstanding securities, or (ii) any shareholder or group of shareholders shall elect a majority of the members of the Board in each case after January 1, 1999.

         (c) "Code" shall mean the Internal Revenue Code of 1986 and the rules and regulations thereunder, as it or they may be amended from time to time.

         (d) "Committee" shall mean the Compensation Committee of the Board or such other committee as may be designated by the Board. The Committee shall consist of two or more members of the Board who are Non-Employee Directors as such term is defined in Rule 16b-3 of the Exchange Act.

(e) "Date of Exercise" shall mean the earlier of the date on which written notice of exercise, together with payment in full, is received at the office of the Secretary of the Company or the date on which such notice and payment are mailed to the Secretary of the Company at its principal office by certified or registered mail.

(f) "Employee" shall mean any employee or any officer of the Company or any of its Subsidiaries, or any other person, who is an independent contractor, agent or consultant of the Company or any of its Subsidiaries, and excluding any director of the Company who is not otherwise an employee of the Company.

(g) "Exchange Act" shall mean the Securities and Exchange Act of 1934, as amended.

         (h) "Fair Market Value" shall mean for any day the mean of the highest and lowest selling prices of the Stock as reported on the Composite Tape for securities traded on the New York Stock Exchange.

         (i) "Grantee" shall mean an Employee or an Independent Director granted a Stock Option.

(j) "Granting Date" shall mean the date on which the Committee in the case of an Employee or the Plan in the case of an Independent Director authorizes the issuance of a Stock Option for a specified number of shares of Stock to a specified Employee or Independent Director.

         (k) "Nonqualified Stock Option" shall mean a Stock Option granted within the Plan which is not an incentive stock option, under Section 422 of the Code or otherwise qualified under similar tax provisions.

         (l) "Progressive Stock Options" shall mean Nonqualified Stock Options granted pursuant to Section 5(h) of this Plan.

         (m) "Stock" shall mean the Common Stock, as par value $.01 per share, of the Company.

         (n) "Stock Option" shall mean a Nonqualified Stock Option granted pursuant to the Plan to purchase shares of Stock.

(o) "Subsidiary" shall mean any subsidiary corporation as defined in Section 424 of the Code.

(p) "Independent Director" means a member of the Board who is not an Employee at the time of the Granting Date or within two years prior thereto.

SECTION 3.  SHARES OF STOCK SUBJECT TO THE PLAN

         Subject to adjustment pursuant to Section 8, 1,000,000 shares of Stock shall be reserved for issuance upon the exercise of Stock Options granted pursuant to the Plan. Shares delivered under the Plan may be authorized and unissued shares or issued shares held by the Company in its treasury. If any Stock Options expire or terminate without having been exercised, the shares of Stock covered by such Stock Option shall become available again for the grant of Stock Options hereunder. Shares of Stock covered by Stock Options surrendered for Stock pursuant to Section 6, however, shall not become available again for the grant of Stock Options hereunder.

SECTION 4.  ADMINISTRATION OF THE PLAN

         (a) The Plan shall be administered by the Committee. Subject to the express provisions of the Plan, the Committee shall have authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of Stock Option grants, and to make all other determinations necessary or advisable for the administration of the Plan.


         (b) It is intended that the Plan and any transaction hereunder meet all of the requirements of Rule 16b-3 promulgated by the Securities and Exchange Commission, as such rule is currently in effect or as hereafter modified or amended, and all other applicable laws. If any provision of the Plan or any transaction would disqualify the Plan or such transaction under, or would not comply with, Rule 16b-3 or other applicable laws, such provision or transaction shall be construed or deemed amended to conform to Rule 16b-3 or such other applicable laws or otherwise shall be deemed to be null and void, in each case to the extent permitted by law and deemed advisable by the Committee.

         (c) Any controversy or claim arising out of or related to the Plan shall be determined unilaterally by and at the sole discretion of the Committee.

SECTION 5.  GRANTING OF STOCK OPTIONS

         (a) Except as provided in Subsection 5 (i), only Employees shall be eligible to receive Stock Options under the Plan. Except as provided in Subsection 5 (i), Directors of the Company who are not also employees of the Company or one of its Subsidiaries shall not be eligible for Stock Options.

         (b) Except as provided in Subsection 5 (i), the option price of each share of Stock subject to a Nonqualified Stock Option shall be 100% of the Fair Market Value of a share of the Stock on the Granting Date, or such other price either greater than or less than the Fair Market Value (but in no event less than the par value of the Stock) as the Committee shall determine appropriate to the purposes of the Plan and to the Company's total compensation program.

         (c) The Committee shall determine and designate from time to time those Employees who are to be granted Stock Options and shall also specify the number of shares covered by and the option price per share of each Stock Option. Each Stock Option granted under the Plan shall be clearly identified as to its status as a Nonqualified Stock Option.

         (d) A Stock Option shall be exercisable during such period or periods and in such installments as shall be fixed by the Committee at the time the Stock Option is granted or in any amendment thereto, but each Stock Option shall expire not later than ten years from the Granting Date.

         (e) The Committee shall have the authority to grant both transferable Stock Options and nontransferable Stock Options, and to amend outstanding nontransferable Stock Options to provide for transferability. Each nontransferable Stock Option intended to qualify under Rule 16b-3 or otherwise shall provide by its terms that it is not transferable otherwise than by will or the laws of descent and distribution and is exercisable, during the Grantee's lifetime, only by the Grantee. Each transferable Stock Option may provide for such limitations on transferability and exercisability as the Committee may designate at the time a Stock Option is granted or is otherwise amended to provide for transferability.

         (f) Stock Options may be granted to an Employee who has previously received Stock Options or other options whether such prior Stock Options or other options are still outstanding, have previously been exercised or surrendered in whole or in part, or are canceled in connection with the issuance of new Stock Options.

         (g) Subject to adjustment pursuant to Section 8, the aggregate number of shares of Stock subject to Stock Options granted to an Employee or Director under the Plan shall not exceed 125,000 shares (as such number is adjusted pursuant to Section 8).

         (h) Subject to Section 5 (g), without in any way limiting the authority of the Committee to make grants of Stock Options under the Plan, and in order to induce Employees to retain ownership of Stock, the Committee shall have the authority (but not the obligation) to include within any agreement reflecting a Stock Option a provision entitling the Grantee of such Stock Option to a further Stock Option (a "Progressive Stock Option") in the event the Grantee exercises such Nonqualified Stock Option evidenced by such agreement, in whole or in part, by surrendering other shares of Stock in accordance with this Plan and the terms and conditions of such agreement. Any such Progressive Stock Option shall be for a number of shares of Stock equal to the number of surrendered shares, shall become exerciseable no sooner than six months after the Granting Date of the Stock Option or such longer period as the Committee may establish, shall have an option price per share equal to one hundred percent (100%) of the Fair Market Value of a share of Stock on the Granting Date of the Progressive Stock Option, and shall be subject to such other terms and conditions as the Committee may determine.

         (i) Notwithstanding any provision of the Plan to the contrary, each Independent Director shall receive a one time grant of a Stock Option covering 5,000 shares of stock (adjusted as provided in Section 8) on the date when the Independent Director first joins the Board after July 28, 1999 or on July 28, 1999 in the case of any Independent Director serving on the Board on July 28, 1999. The Stock Option will have an Exercise Price equal to Fair Market Value at the Granting Date, have a term of 9 years and 364 days from the Granting Date, vest six months after the Granting Date for the Stock Option, be transferable to the extent permitted by the Committee for Employees, not be subject to the benefits of Subsection 5(h) and 6(c), and otherwise be subject to the terms and conditions of the Plan except that the Stock Option awarded to an Independent Director shall not expire when the Independent Director leaves the Board but shall continue until the earlier of two years from the date the Director leaves the Board or the date the Stock Option expires.

SECTION 6.  EXERCISE OF STOCK OPTIONS

         (a) Except for the Stock Option granted to an Independent Director and except as provided in Section 7, no Stock Option may be exercised at any time unless the Grantee is an Employee on the Date of Exercise.

         (b) The Grantee shall pay the option price in full on the Date of Exercise of a Stock Option in cash, by check, or by delivery of full shares of Stock of the Company, duly endorsed for transfer to the Company with signature guaranteed, or by any combination thereof. Stock will be accepted at its Fair Market Value on the Date of Exercise.

         (c) Subject to the approval of the Committee, or of such person to whom the Committee may delegate such authority ("its designee"), the Company may loan to the Grantee a sum equal to an amount which is not in excess of 100% of the purchase price of the shares of Stock acquired upon exercise of a Stock Option, such loan to be evidenced by the execution and delivery of a promissory note. Interest shall be paid on the unpaid balance of the promissory note at such times and at such rate as shall be determined by the Committee or its designee. Such promissory note shall be secured by the pledge to the Company of shares of Stock having an aggregate purchase price on the date of purchase equal to or greater than the amount of such note. A Grantee shall have, as to such pledged shares of Stock, all rights of ownership including the right to vote such shares of Stock and to receive dividends paid on such shares of Stock, subject to the security interest of the Company. Such shares of Stock shall not be released by the Company from the pledge unless the proportionate amount of the note secured thereby has been repaid to the Company; provided, however that shares of Stock subject to a pledge may be used to pay all or part of the purchase price of any other option granted hereunder or under any other stock incentive plan of the Company under the terms of which the purchase price of an option may be paid by the surrender of shares of Stock, subject to the terms and conditions of the Plan relating to the surrender of shares of Stock in payment of the exercise price of an option. In such event, that number of the newly purchased shares of Stock equal to the shares of Stock previously pledged shall be immediately pledged as substitute security for the pre-existing debt of the Grantee to the Company, and thereupon shall be subject to the provisions hereof relating to pledged shares of Stock. All notes executed hereunder shall be payable at such times and in such amounts and shall contain such other terms as shall be specified by the Committee or its designee or stated in the option agreement; provided, however, that such terms shall conform to requirements contained in any applicable regulations which are issued by any governmental authority.

SECTION 7.  TERMINATION OF EMPLOYMENT

         Except as otherwise provided by the Committee at the time the Stock Option is granted or any amendment thereto, if a Grantee ceases to be an Employee then:

         (a) if termination of employment is voluntary or involuntary without cause, the Grantee may exercise each Stock Option held by the Grantee within three months after such termination (but not after the expiration date of the Stock Option) to the extent of the number of shares subject to the Stock Option which are purchasable pursuant to its terms at the date of termination;

         (b) if termination is for cause, all Stock Options held by the Grantee shall be canceled as of the date of termination;

(c) subject to the provisions of Section 7(d), if termination is (i) by reason of retirement at a time when the Grantee is entitled to the current receipt of benefits under any retirement plan maintained by the Company or any Subsidiary, or (ii) by reason of disability, each Stock Option held by the Grantee may be exercised by the Grantee at any time (but not after the expiration date of the Stock Option) to the extent of the number of shares subject to the Stock Option which were purchasable pursuant to its terms at the date of termination;

         (d) if termination is by reason of the death of the Grantee, or if the Grantee dies after retirement or disability as referred to in Section 7(c), each Stock Option held by the Grantee may be exercised by the Grantee's estate, or by any person who acquires the right to exercise the Stock Option by reason of the Grantee's death, at any time within a period of three years after death (but not after the expiration date of the Stock Option) to the extent of the total number of shares subject to the Stock Option which were purchasable pursuant to its terms at the date of termination; or

         (e) if the Grantee should die within three months after voluntary termination of employment or involuntary termination without cause, as contemplated in Section 7(a), each Stock Option held by the Grantee may be exercised by the Grantee's estate, or by any person who acquires the right to exercise by reason of the Grantee's death, at any time within a period of one year after death (but not after the expiration date of the Stock Option) to the extent of the number of shares subject to the Stock Option which were purchasable pursuant to its terms at the date of termination.

SECTION 8.  ADJUSTMENTS

         In the event of any merger, consolidation, reorganization, recapitalization, stock dividend, stock split or other change in the corporate structure or capitalization affecting the Stock, there shall be an appropriate adjustment made by the Board in the number and kind of shares that may be granted in the aggregate and to individual Employees or Independent Directors under the Plan, the number and kind of shares subject to each outstanding Stock Option and the option prices. In the event of a transaction involving (i) the liquidation or dissolution of the Company, (ii) a merger or consolidation in which the Company is not the surviving corporation or (iii) the sale or disposition of all or substantially all of the Company's assets, provision shall be made in connection with such transaction for the assumption of Stock Options theretofore granted under the Plan, or the substitution for such Stock Options of new options of the successor corporation, with appropriate adjustment as to the number and kind of stock and the purchase price for stock thereunder, or, in the discretion of the Committee, the Plan and the Stock Options issued hereunder shall terminate on the effective date of such transaction if appropriate provision is made for payment to the Grantee of an amount in cash equal to the fair market value of a share of stock multiplied by the number of shares of stock subject to the Stock Options (to the extent such Stock Options have not been exercised) less the exercise price for such Stock Options (to the extent such Stock Options have not been exercised); provided, however, that in no event shall the Committee take any action or make any determination under this Section 8 which would prevent a transaction described in clause (ii) or (iii) above from being treated as a pooling of interests under generally accepted accounting principles.

SECTION 9.  TENDER OFFER; CHANGE IN CONTROL

         A Stock Option shall become immediately exercisable to the extent of the total number of shares subject to the Stock Option in the event of (i) a tender offer by a person or persons other than the Company for all or any part of the outstanding Stock if, upon consummation of the purchases contemplated, the offeror or offerors would own, beneficially or of record, an aggregate of more than 25% of the outstanding Stock, or (ii) a Change in Control of the Company.


SECTION 10.  GENERAL PROVISIONS

         (a) Each Stock Option shall be evidenced by a written instrument containing such terms and conditions, not inconsistent with this Plan, as the Committee shall approve.

         (b) The granting of a Stock Option in any year shall not give the Grantee any right to similar grants in future years or any right to be retained in the employ of the Company or any Subsidiary or interfere in any way with the right of the Company or such Subsidiary to terminate an Employee's employment at any time.

         (c) Notwithstanding any other provision of the Plan, the Company shall not be required to issue or deliver any certificate or certificates for shares of Stock under the Plan prior to fulfillment of all of the following conditions:

                  (i) The listing, or approval for listing upon notice of issuance, of such shares on the New York Stock Exchange;

                  (ii) Any registration or other qualification of such shares under any state or federal law or regulation, or the maintaining in effect of any such registration or other qualification which the Committee may, in its discretion upon the advice of counsel, deem necessary or advisable; and

                  (iii) The obtaining of any other consent, approval or permit from any state or federal governmental agency which the Committee may, in its discretion upon the advice of counsel, determine to be necessary or advisable.

         (d) The Company shall have the right to deduct from any payment or distribution under the Plan any federal, state or local taxes of any kind required by law to be withheld with respect to such payments or to take such other action as may be necessary to satisfy all obligations for the payment of such taxes. In case distributions are made in shares of Stock, the Company shall have the right to retain the value of sufficient shares of Stock to equal the amount of tax to be withheld for such distributions or require a recipient to pay the Company for any such taxes required to be withheld on such terms and conditions prescribed by the Committee.

         (e) No Grantee shall have any of the rights of a shareholder by reason of a Stock Option until it is exercised.

         (f) The Plan shall be construed and enforced in accordance with the laws of the State of Delaware (without regard to the legislative or judicial conflict of laws rules of any state), except to the extent superseded by federal law.

SECTION 11.  AMENDMENT AND TERMINATION

         (a) The Plan shall terminate on April 1, 2008 and no Stock Option shall be granted hereunder after that date, provided that the Board may terminate the Plan at any time prior thereto.

         (b) The Board may amend the Plan at any time without notice.

         (c) No termination or amendment of the Plan may, without the consent of a Grantee to whom a Stock Option shall theretofore have been granted, adversely affect the rights of such Grantee under such Stock Option.






                                                                   EXHIBIT 10.38

                       AMENDMENT NO. 1 TO LEASE AGREEMENT

         AMENDMENT NO. 1 TO LEASE AGREEMENT (this "Amendment") made as of the 18 day of July, 1996, by and between S.P.N.W. MANAGEMENT ASSOCIATES LIMITED PARTNERSHIP (the "Landlord"), having an office in care of Prudential Real Estate Investors, 51 JFK Parkway, Short Hills, New Jersey 07078, and SHERWOOD SECURITIES CORP. (the "Tenant"), having an office at Ten Exchange Place, Jersey City, New Jersey 07302.

                                   WITNESSETH:

         WHEREAS, pursuant to a Lease Agreement dated as of November 30, 1994 (the "Lease"), Landlord leased to Tenant, and Tenant hired from Landlord, the entire fifteenth (15th) floor of the Building, containing approximately 36,624 rentable square feet; and

         WHEREAS, Tenant desires to hire from Landlord, and Landlord desires to lease to Tenant, approximately 2,817 rentable square feet of additional space on the fourteenth (14th) floor of the Building (the "Additional Space"); and

         WHEREAS, Landlord and Tenant desire to amend the Lease to reflect the leasing of the Additional Space;

         NOW, THEREFORE, in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Landlord and Tenant hereby agree as follows:

1. Subject to the terms and conditions of the Lease, as amended by this Amendment, Landlord hereby leases to Tenant, and Tenant hereby hires from Landlord, the Additional Space for the Amendment Term (as defined in Paragraph 2 hereof). The location of the Additional Space on the fourteenth (14th) floor is shown on the floor plan annexed hereto and made a part hereof as Schedule 1.

2. The term of this Amendment (hereinafter referred to as the "Amendment Term") shall commence on the date on which Landlord delivers possession of the Additional Space to Tenant in broom-clean condition (the "Effective Date"), and shall expire on the day immediately preceding the third (3rd) anniversary of the Effective Date; provided, however, if the Effective Date is a day other than the first (1st) day of a calendar month, then the Amendment Term shall expire on the last day of the calendar month in which the third (3rd) anniversary of the Effective Date occurs.

3. Tenant expressly acknowledges that Landlord shall not be required to do any work to the Additional Space to prepare the same for Tenant's occupancy, and that Tenant agrees to accept the Additional Space in its "AS IS" condition as of the Effective Date.

4. Tenant agrees to pay to Landlord the sum of $70,425.00 per annum as base rent for the Additional Space (hereinafter referred to as the "Additional Base Rent"), which shall be payable in equal monthly installments of $5,868.75 on the first (1st) day each calendar month during the Amendment Term. The first monthly installment of the Additional Base Rent shall be paid on the execution of this Amendment and shall be applied against the first (1st) full calendar month of the Amendment Term. If the Effective Date is a day other than the first (1st) day of a calendar month, then Tenant shall pay to Landlord on the Effective Date a prorated amount for the balance of said calendar month.

5. During the Amendment Term, the Lease shall be deemed amended further as follows:

(a) The term "Premises", as defined in Section1.1 of the Lease, shall be deemed to include the Additional space for all purposes of the Lease, except for purposes of Article V and Exhibit B, and except for any other purposes inconsistent with the provisions and intent of this Amendment.

(b) The term "Base Rent", as defined in Section 3.1(a) of the Lease, shall be deemed to include the Additional Base Rent for all purposes of the Lease, except for purposes of Section 2.3 and Section 3.1(a), and except for any other purposes inconsistent with the provisions and intent of this Amendment.

(c) The aggregate rentable square footage of the Premises shall be increased from 36,624 square feet to 39,441 square feet.


(d) Tenant's Percentage shall be increased from 5.255% to 5.66% for all purposes of the Lease, except for the provisions of
                  Section 3.5 of the Lease, and except for any other purposes inconsistent with the provisions and intent of this Amendment.

(e) The number of non-exclusive parking spaces shall be increased from twenty-three (23) spaces to twenty-five (25) spaces.

(f) With respect to the Additional Space, Tenant shall pay to Landlord, in addition to and together with the monthly installment of the Additional Base Rent, one-twelfth of 7.69% of the cost of common utility service used on the fourteenth
                  (14th) floor of the Building based upon a reading of the electric submeter for said floor. The amount payable pursuant to this Paragraph 5(f) shall be deemed Additional Rent under the terms of the Lease.

(g) In addition to the Additional Base Rent to be paid as herein provided in this Amendment, Tenant shall pay, as Additional Rent, 0.405% of Operating Expenses for any Calendar Year during the Amendment Term in excess of the Operating
                  Expenses for Calendar Year 1996 (hereinafter called the "Additional Base Year"). For the purposes of this Paragraph
                  5 (g), all of the terms and conditions of Section 3.5 of the Lease are hereby incorporated herein and made a part hereof, subject to the following changes: (i) the term "Tenant's Percentage" shall mean the percentage 0.405%; (ii) the term "Additional Base Year" shall be substituted for the term "Base Year" and for the amount "$4,463,675.00"; (iii) the date "January 1, 1997" shall be substituted for the date "January 1, 1995"; and (iv) the date "December, 1996" shall be substituted for the date "December, 1994".

6. Landlord and Tenant each represent and warrant to each other that neither of them has employed or dealt with any broker, agent or finder in carrying on the negotiations relating to this Amendment, except to the extent of the representation of Cushman and Wakefield of New Jersey, Inc. (the "Broker"). Landlord and Tenant shall indemnify and hold each other harmless from and against any claim or claims for brokerage or other commissions asserted by any broker, agent or finder (other than the Broker) engaged by Landlord or Tenant or with whom Landlord or Tenant has dealt. This provision shall survive the expiration or earlier termination of the Lease, but shall not be deemed for the benefit of any third party.

7. Except as expressly provided herein, all of the terms and conditions of the Lease shall remain unmodified and shall continue in full force and effect, and are hereby ratified and confirmed. Capitalized terms used in this Amendment, but not defined herein, shall have the meaning ascribed to such terms in the Lease.

8. This Amendment may not be changed orally and shall be binding upon and inure to the benefit of the parties hereto and their respective successors, permitted assigns and legal representatives.

9. If any provision of this Amendment shall be held invalid or unenforceable according to law, the remaining provisions herein shall not be affected thereby and shall continue in full force and effect.

         IN WITNESS WHEREOF, the parties have signed this Amendment as of the date first above written.

                                           S.P.N.W. MANAGEMENT ASSOCIATES
                                           LIMITED PARTNERSHIP, a New Jersey
                                           Limited Partnership

                                           BY: The Prudential Insurance
                                               Company of America, a New Jersey
                                               Corporation (its General Partner)

                                           By:    /s/ /Terry McHugh
                                                  Name:  Terry McHugh
                                                  Title:  Vice President

                                           SHERWOOD SECURITIES CORP.


                                           BY:    /s/ William Karsh
                                                  Name:    William Karsh
                                                  Title:   EVP & Treasurer

                       AMENDMENT NO. 2 TO LEASE AGREEMENT


         AMENDMENT NO. 2 TO LEASE AGREEMENT (this "Amendment") made as of the 31 day of July, 1998, by and between S.P.N.W. MANAGEMENT ASSOCIATES LIMITED PARTNERSHIP (the "Landlord"), a New Jersey limited partnership, having an office at 10 Exchange Place, Jersey City, New Jersey 07302, and SHERWOOD SECURITIES CORP., (the "Tenant"), a Delaware corporation, having an office at 10 Exchange Place, Jersey City, New Jersey 07302.

                                              WITNESSETH:

                  WHEREAS, pursuant to a certain Lease Agreement dated as of November 30, 1994, as amended by Amendment No. 1 to Lease Agreement dated as of August ___, 1996 (the "First Amendment"), and further amended by a Generator Agreement dated as of August 28, 1996 (the "Generator Agreement") (said Lease Agreement, as amended, being hereinafter referred to as the "Lease"), Landlord leased to Tenant, and Tenant hired from Landlord, approximately 36,624 rentable square feet consisting of the entire fifteenth (15th) floor of the Building (defined in the Lease), and approximately 2,817 rentable square feet on the fourteenth (14th) floor of the Building (collectively referred to as the "Existing Premises"); and

                  WHEREAS, Tenant desires to lease approximately 4,274 rentable square feet of additional space on the eighth floor of the Building (the "First Additional Space"), and another approximately 7,875 rentable square feet of additional space on the eighth floor of the Building (the "Second Additional Space"); and

                  WHEREAS, Landlord desires to lease the First Additional Space and the Second Additional Space (collectively, the "Additional Space") to
Tenant, subject, however, to the terms and conditions contained in this Amendment;

                  NOW, THEREFORE, in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Landlord and Tenant hereby agree as follows:

                  1. Subject to the provisions of this Amendment, Landlord hereby leases to Tenant, and Tenant hereby hires from Landlord, the Additional Space. Annexed hereto and made a part hereof as Schedule 1 is the floor plan for the eighth (8th) floor of the Building, which has been cross-hatched to indicate the location of the First Additional Space and the Second Additional Space. The leasing of the Additional Space shall be subject to the terms and conditions of the Lease, as amended by this Amendment.

                  2. (a)(i) Landlord and Tenant acknowledge and agree that the term of the leasing of the First Additional Space shall commence on the First Effective Date (as herein defined) and shall expire on January 31, 2007. After the occurrence of the First Effective Date, Landlord and Tenant agree to execute and deliver a document ratifying and confirming the First Effective Date. For the purposes of this Amendment, the term "First Effective Date" shall mean the date of the delivery of possession of the First Additional Space to Tenant free of any claims and/or occupancy by third parties. Tenant shall not have any liability with regard to the First Additional Space for the period prior to the First Effective Date.

                  (ii) Landlord hereby advises Tenant that the First Additional Space is presently leased to Hestair Computer Group, Inc. ("Hestair") and that Landlord is presently negotiating a lease termination agreement with Hestair. Tenant acknowledges and agrees that (x) this Lease is contingent upon Landlord and Hestair entering into an unconditional, binding lease termination agreement on terms and conditions satisfactory to Landlord in its sole discretion, and (y) Landlord shall have the right, for any reason or no reason, to discontinue negotiations with Hestair and/or to refuse to enter into a lease termination agreement with Hestair without incurring any liability whatsoever to Tenant. Tenant hereby releases Landlord from all liability, claim or expense incurred by Tenant as a result of the non-occurrence of the contingency described in clause
(x) above.

                  (iii) The Effective Date shall not occur until the contingency described in clause (x) of Paragraph 2(a)(ii) above is satisfied. If such contingency is not satisfied within thirty (30) days after the date of this Amendment, then Landlord or Tenant shall have the right to cancel this Amendment by notice given to the other party after the expiration of said thirty (30) day period. If Landlord or Tenant exercises its cancellation right, then this Amendment shall be deemed cancelled, and of no further force or effect, as of the date of the other party's receipt of said cancellation notice.

                  (b) Landlord and Tenant acknowledge and agree that the term of the leasing of the Second Additional Space shall commence on the Second Effective Date (as herein defined) and shall expire on January 31, 2007. After the occurrence of the Second Effective Date, Landlord and Tenant agree to execute and deliver a document ratifying and confirming the Second Effective Date. For the purposes of this Amendment, the term "Second Effective Date" shall mean the date of the delivery of possession of the Second Additional Space to Tenant free of any claims and/or occupancy by third parties. Tenant shall not have any liability with regard to the Second Additional Space for the period prior to the Second Effective Date.

                  3. (a) Tenant shall pay to Landlord (i) the sum of $141,042.00 per annum ($33.00 per rentable square foot), in equal monthly installments of $11,753.50, as rent for the First Additional Space for the period from the First Effective Date to September 30, 2002, inclusive, and (ii) the sum of $149,590.00 per annum ($35.00 per rentable square foot), in equal monthly installments of $12,465.83, as rent for the First Additional Space for the period from the
October 1, 2002 through January 31, 2007, inclusive (which rent shall hereinafter be referred to as "First Additional Space Base Rent"). Tenant agrees to pay the monthly installments of First Additional Space Base Rent at the same time, in the same manner and to the same place as the installments of the Base Rent, and Tenant acknowledges that, as used in the Lease, the term "Base Rent" shall be deemed to include the Base Rent payable in connection with the Existing Premises and the First Additional Space Base Rent for all purposes of the Lease. In the event the First Effective Date is a day other than the first (1st) day of a calendar month, then the First Additional Space Base Rent shall be prorated for such calendar month.

                  (b) Tenant shall pay to Landlord (i) the sum of $273,656.25 per annum ($34.75 per rentable square foot), in equal monthly installments of $22,804.69, as rent for the Second Additional Space for the period from the Second Effective Date to April 30, 2003, inclusive, and (ii) the sum of $289,406.25 per annum ($36.75 per rentable square foot), in equal monthly installments of $24,117.19, as rent for the Second Additional Space for the period from the May 1, 2003 through January 31, 2007, inclusive (which rent shall hereinafter be referred to as "Second Additional Space Base Rent"). Tenant agrees to pay the monthly installments of Second Additional Space Base Rent at the same time, in the same manner and to the same place as the installments of the Base Rent, and Tenant acknowledges that, as used in the Lease, the term "Base Rent" shall be deemed to include the Base Rent payable in connection with the Existing Premises and the Second Additional Space Base Rent for all purposes of the Lease. In the event the Second Effective Date is a day other than the first (1st) day of a calendar month, then the Second Additional Space Base Rent shall be prorated for such calendar month.

                  4. (a)(i) Commencing on the First Effective Date, and continuing during each subsequent Calendar Year during the Lease Term, Tenant shall pay, as Additional Rent for the First Additional Space, 0.613% of the Operating Expenses in excess of the Operating Expenses for the Calendar Year 1998. For purposes of computing such Additional Rent, the provisions of Section
3.5 of the Lease shall be deemed incorporated herein, except that Calendar Year 1998 shall be deemed the "Base Year" and 0.613% shall be deemed to be "Tenant's Percentage". Said Additional Rent shall be in addition to the Additional Rent paid by Tenant with respect to the Existing Premises pursuant to the Lease.

                         (ii)  The  provisions  of  Paragraphs  4(a)(i)  address
Tenant's Percentage of the increases in the Operating Expenses. For all purposes of the Lease (other than those provisions relating to the increases in the Operating Expenses), Tenant's Percentage shall be deemed to be 6.273% as of the First Effective Date.

                  (b)(i) Commencing on the Second Effective Date, and continuing during each subsequent Calendar Year during the Lease Term, Tenant shall pay, as Additional Rent for the Second Additional Space, 1.13% of the Operating Expenses in excess of the Operating Expenses for the Calendar Year 1999. For purposes of computing such Additional Rent, the provisions of Section 3.5 of the Lease shall be deemed incorporated herein, except that Calendar Year 1999 shall be deemed the "Base Year" and 1.13% shall be deemed to be "Tenant's Percentage". Said Additional Rent shall be in addition to the Additional Rent paid by Tenant with respect to the Existing Premises pursuant to the Lease.

                     (ii) The provisions of Paragraphs 4(b)(i) address Tenant's Percentage of the increases in the Operating Expenses. For all purposes of the Lease (other than those provisions relating to the increases in the Operating Expenses), Tenant's Percentage shall be deemed to be 7.403% as of the Second Effective Date.

                  (c) Tenant's  Percentage  set forth in paragraphs  (a)(ii) and
(b)(ii) above shall be reduced by 0.405% at the expiration of the Amendment Term described in Amendment No. 1.

                  5. (a) Supplementing the provisions of Section 3.5 of the Lease, Tenant shall be required to pay with respect to the First Additional Space, in addition to and together with the monthly installment of Additional Base Rent, and Additional Rent relating to the Existing Premises, one-twelfth of 11.67% of the cost of common utility service used on the eighth (8th) floor of the Building; such payments will be based upon a reading of the electric submeter for said floors.

                  (b) Supplementing the provisions of Section 3.5 of the Lease, Tenant shall be required to pay with respect to the Second Additional Space, in addition to and together with the monthly installment of Additional Base Rent, and Additional Rent relating to the Existing Premises, one-twelfth of 21.50% of the cost of common utility service used on the eighth (8th) floor of the Building (so that, combined with the First Additional Space, Tenant's share of common utility services for the eighth (8th) floor shall be 33.17%); such payments will be based upon a reading of the electric submeter for said floors.

                  6. (a) As of the First Effective Date, the Lease shall be amended further in accordance with the following provisions:

                           (i) The  term  "Premises",  as  previously  amended,
shall be deemed to include the Existing Premises and the First Additional Space for all purposes except for the provisions of Article V and Exhibit B of the Lease and for any other purpose which is inconsistent with the provisions of this Amendment.

                           (ii)  The  total  rentable   square  footage  of  the
Premises shall be deemed to be 43,715 rentable square feet.

                           (iii) The total number of parking spaces allocated to
Tenant pursuant to Section 1.3
shall be increased by three (3) spaces.

                  (b) As of the Second Effective Date, the Lease shall be amended further in accordance with the following provisions:

                           (i) The  term  "Premises",  as  previously  amended,
shall be deemed to include the Existing Premises, the First Additional Space and the Second Additional Space for all purposes except for the provisions of Article V and Exhibit B of the Lease and for any other purpose which is inconsistent with the provisions of this Amendment.

                           (ii) The total rentable  square footage of the
Premises shall be deemed to be 51,990 rentable square feet.

                           (iii) The total number of parking spaces allocated to
Tenant pursuant to Section 1.3
shall be increased by five (5) spaces.

                  (c) As of the expiration of the Amendment Term described in Amendment No. 1, (i) the total rentable square footage of the Premises set forth in paragraphs (a)(ii) and (b)(ii) above shall be reduced by 2,817 rentable square feet, and (ii) the total number of parking spaces allocated to Tenant pursuant to Section 1.3 shall be reduced by two (2) spaces.

                  7. (a) Tenant acknowledges and agrees that Landlord shall not be required to do any work to the Additional Space to prepare the same for Tenant's occupancy, and Tenant agrees to accept the Additional Space in its "AS IS" condition as of the First Effective Date or the Second Effective Date, as the case may be, except that Landlord shall be required to deliver the Additional Space to Tenant in broom clean condition, vacant, and free and clear of all tenancies and occupancies.

                           (b)   Tenant  agrees,  at its sole cost,  to
prepare the Additional Space for its occupancy and to construct the improvements thereto in accordance with the provisions of Sections 9.5 and 9.6, and Exhibit B of the Lease, except that the provisions of Paragraphs 1, 2(h) and 4 of Exhibit B shall not apply. Tenant agrees further to reimburse Landlord for any out-of-pocket costs Landlord may incur to review Tenant's plans and specifications.

                           (c)   Tenant may install  lines  connecting  the
Additional Space to the Generator (defined in the Generator Agreement), provided that Tenant first submits plans therefor to Landlord in accordance with the provisions of Exhibit B to the Lease, except that Landlord may reject such plans in its reasonable discretion, which may include rejection because the risers and other portions of the Building where such lines are to be installed cannot accommodate such proposed lines.

                           (d) Landlord hereby  acknowledges  that Tenant may
install supplemental air conditioning units and associated piping and equipment in the Additional Space and the Existing Premises, so long as Tenant complies with subsection (b) above.
If the supplemental air conditioning units require condenser water, Landlord agrees to provide to the Additional Space or the Existing Premises not more than an aggregate of twenty (20) tons of condenser water per year for the supplemental air conditioning units, subject, however, to the terms and conditions of this Section 7(d). In consideration for the use of the condenser water, Tenant agrees to pay to Landlord (i) a one-time connection fee of $1,000.00 per ton of condenser water and (ii) an annual fee (in equal monthly installments) calculated by multiplying (x) Landlord's then charge for the use of the condenser water, by (y) the number of tons of condenser water supplied by Landlord to the supplemental air conditioning unit. The current charge for the use of the condenser water is $250.00 per ton per year. Tenant shall pay the connection fee and the 1st monthly installment of the annual fee on or before the date on which the supplemental air conditioning unit becomes operational; thereafter, Tenant shall pay the monthly installment of the annual fee on or before the 1st day of each calendar month during the Lease Term.

                               (e) Upon the  expiration or earlier  termination
of the Lease, Tenant shall remove the supplemental air conditioning units and associated piping and equipment installed in the Premises, restore the Premises and shall repair all damage to the Premises and/or to the Building.

                  8. Landlord and Tenant each represent and warrant to each other that neither of them has employed or dealt with any broker, agent or finder in carrying on the negotiations relating to this Amendment, except to the extent of the representation of Cushman & Wakefield of New Jersey, Inc. (the "Broker"), and any inconsistent provisions of the Lease are not incorporated herein by reference. Landlord and Tenant shall indemnify and hold each other harmless from and against any claim or claims for brokerage or other commissions asserted by any broker, agent or finder (other than the Broker) engaged by the indemnifying party or with whom the indemnifying party has dealt. This provision shall survive the expiration or earlier termination of the Lease, but shall not be for the benefit of any third party.

                  9. Except as expressly provided herein, all of the terms and conditions of the Lease shall remain unmodified and shall continue in full force and effect, and are hereby ratified and confirmed. Capitalized terms used in this Amendment, but not defined herein, shall have the meaning ascribed to such items in the Lease.

                  10. This Amendment may not be changed orally and shall be binding upon and inure to the benefit of the parties hereto and their respective successors, permitted assigns and legal representatives.

                  11. If any provision of this Amendment shall be held invalid or unenforceable according to law, the remaining provisions herein shall not be affected thereby and shall continue in full force and effect.

                  IN WITNESS WHEREOF, the parties have signed this Amendment as of the date first above written.

                                                  LANDLORD:

                                                  S.P.N.W. MANAGEMENT ASSOCIATES
                                                  LIMITED PARTNERSHIP, a New
                                                  Jersey Limited Partnership

                                                  BY:  The Prudential Insurance
                                                       Company of America, a New
                                                       Jersey Corporation (its
                                                       General Partner)


                                                  By:/s/TerryMcHugh
                                                     Name:Terry McHugh
                                                     Title:Vice President

                                                  TENANT:

                                                  SHERWOOD SECURITIES CORP.


                                                  BY: /s/ Thomas Neumann
                                                      Name: Thomas Neumann
                                                      Title:President

                                   SCHEDULE 1

                        FLOOR PLANS FOR ADDITIONAL SPACE

                       AMENDMENT NO. 3 TO LEASE AGREEMENT


         THIS AGREEMENT (hereinafter referred to as the "Amendment") made the 29th day of March 1999, between BBV HUDSON STREET LIMITED PARTNERSHIP, a New Jersey limited partnership, whose address is c/o Clarion Realty Services, Building Management Office, 10 Exchange Place, Jersey City, New Jersey 07302 (hereinafter referred to as "Landlord"); and SHERWOOD SECURITIES CORP., a New York corporation, with offices at 10 Exchange Place, Jersey City, New Jersey 07302 (hereinafter referred to as "Tenant").

                                                W I T N E S S E T H:

         WHEREAS, pursuant to the terms and conditions of a certain long-term ground lease dated October 7, 1985 (hereinafter referred to as the "Ground Lease") between BBV US Real Estate Fund III, L.P., a Georgia limited partnership (successor-in-interest to FJN Corporation), as ground lessor, and BBV Exchange Centre Urban Renewal Limited Partnership, a New Jersey limited partnership (successor-in-interest to Exchange Place Urban Renewal Associates Limited Partnership) (hereinafter referred to as "BBVEC"), as ground lessee, BBVEC has leased a certain tract of land (hereinafter referred to as the "Property") lying and being in the City of Jersey City, County of Hudson and State of New Jersey, which tract of land is commonly known as Lot 1, Block 8.4 on the Official Tax Map of Jersey City and is more particularly described on Exhibit 1 annexed to the Lease; and

         WHEREAS, BBVEC's predecessor has constructed on the Property a building containing approximately 914,249 rentable square feet (hereinafter referred to as the "Building"), of which 696,876 square feet is rentable office and ancillary lobby retail space and 217,373 square feet is above-grade garage area for approximately 439 automobiles. For the purposes of this Amendment, the garage area of the Building is hereinafter referred to as the "Garage," and the Property, the Building and all other improvements on the Property are hereinafter, collectively, referred to as the "Real Property"; and

         WHEREAS, pursuant to the terms and conditions of a certain Lease Agreement dated December 29, 1989 (hereinafter referred to as the "Master Lease"), BBVEC has leased to Landlord's predecessor-in-interest, S.P.N.W. Management Associates Limited Partnership, certain portions of the Building (said portions being hereinafter referred to as the "Master Lease Space"); and

         WHEREAS, Landlord's predecessor-in-interest and Tenant entered into a Lease Agreement dated as of November 30, 1994, as amended by Amendment No. 1 to Lease Agreement dated July 18, 1996 (hereinafter the "First Amendment"), a Generator Agreement dated as of August 28, 1996 (hereinafter the "Generator Agreement") and Amendment No. 2 to Lease Agreement dated July 31, 1998 (hereinafter the "Second Amendment") (hereinafter collectively referred to as the "Lease"), whereby Tenant is presently in possession of premises containing approximately 36,624 rentable square feet of space constituting the entire fifteenth (15th) floor of the Building and approximately 2,817 rentable square feet of space on the fourteenth (14th) floor of the Building and approximately 4,274 rentable square feet of space on the eighth (8th) floor of the Building (hereinafter collectively referred to as the "Premises"); and

         WHEREAS, Tenant has requested that Landlord expedite the delivery of the Second Additional Space, as such term is defined in the Second Amendment, by Landlord entering into an agreement with the current tenant thereof whereby such tenant agrees to surrender possession of the Second Additional Space earlier than the scheduled expiration of its lease; and

         WHEREAS, Landlord is willing to accept an early surrender of the Second Additional Space from the current tenant provided Tenant agrees to accept delivery thereof upon the tender of possession by Landlord; and

         WHEREAS, the parties hereto desire to amend the Lease only in the respects and on the conditions hereinafter stated.

         NOW, THEREFORE, Landlord and Tenant agree as follows:

         1. For purposes of this Amendment, capitalized terms shall have the meanings ascribed to them in the Lease unless otherwise defined herein.

         2. Landlord and Tenant hereby confirm that the Lease Commencement Date of the Lease Term was January 1, 1995 and that the expiration date of the Lease Term is January 31, 2007.

         3. From and after the date Landlord delivers possession of the Second Additional Space to Tenant in the condition required under Paragraph 2(b) of the Second Amendment (hereinafter referred to as the "Second Effective Date") which date is anticipated to be March 21, 1999, Tenant shall lease from Landlord, through the remainder of the Lease Term, the Second Additional Space consisting of approximately 7,875 rentable square feet on the eighth (8th) floor of the Building, which Second Additional Space is as shown on Schedule 1 attached to the Second Amendment. The Additional Space is being leased to Tenant in the condition described in Paragraph 7(a) of the Second Amendment. From and after the Second Effective Date, Sections 1.1 and 3.2 of the Lease shall be deemed amended to reflect that the Premises shall mean the Premises and the Second Additional Space for a total square footage of 51,590 rentable square feet.

         4. From and after the Second Effective Date, all of the terms and provisions of the Second Amendment as they pertain to the Second Additional Space shall become operative and shall govern the relationship between the parties.

         5.   Notwithstanding   anything   contained  herein  to  the  contrary,
calculations of Tenant's Percentage of Operating Expenses and Taxes for the period prior to the Second Effective Date shall remain as provided in the Lease prior to this Amendment.

         6. From and after the Second Effective Date, Paragraph 7(d) of the Second Amendment is amended to replace "twenty (20) tons of condenser water per year" with "sixty (60) tons of condenser water per year."

         7. Tenant represents and warrants to the Landlord that Cushman & Wakefield of New Jersey, Inc. is the sole broker with whom Tenant has negotiated in bringing about this Amendment. Tenant agrees to indemnify and hold Landlord harmless from any and all claims of other brokers and expenses in connection therewith arising out of or in connection with the negotiation of or the entering into this Amendment by Landlord and Tenant.

         8. Tenant represents, warrants and covenants that Landlord is not in default under any of its obligations under the Lease and that, to the best of Tenant's knowledge, Tenant is not in default of any of its obligations under the Lease, and no event has occurred which, with the passage of time or the giving of notice, or both, would constitute a default by either Landlord or Tenant thereunder. Landlord represents, warrants and covenants that Tenant is not in default of any of its monetary obligations owed to Landlord for which Landlord has billed Tenant.

         9. Except as modified by this Amendment, the Lease and all the covenants, agreements, terms, provisions and conditions thereof shall remain in full force and effect and are hereby ratified and affirmed. The covenants, agreements, terms, provisions and conditions contained in this Amendment shall bind and inure to the benefit of the parties hereto and their respective successors and assigns. In the event of any conflict between the terms contained in this Amendment and the Lease, the terms herein contained shall supersede and control the obligations and liabilities of the parties.

         10. This Amendment shall becomes effective only upon execution and delivery thereof by Landlord and Tenant.













IN WITNESS WHEREOF, Landlord and Tenant have hereunto set their hands and seals as of the date and year first above written, and acknowledge the one to the other that they possess the requisite authority to enter into this transaction and to sign this Amendment.

                                 BBV HUDSON STREET LIMITED PARTNERSHIP, Landlord



                                 By: /s/  A.Bartkiewicz
Name: A.Bartkiewicz
                                 Title: Authorized Representative
                                 HRB Capital Markets/Asset Manager


                                 SHERWOOD SECURITIES CORP., Tenant



                                 By: /s/ Denise Isaac
                                 Name: Denise Isaac
                                 Title: Chief Financial Officer

                            AMENDMENT NO. 4 TO LEASE


         THIS AGREEMENT (hereinafter referred to as the "Amendment") made the 22 day of June 1999, between BBV HUDSON STREET LIMITED PARTNERSHIP, a New Jersey limited partnership, whose address is c/o Clarion Realty Services, Building Management Office, 10 Exchange Place, Jersey City, New Jersey 07302 (hereinafter referred to as "Landlord"); and SHERWOOD SECURITIES CORP., a New York corporation, with offices at 10 Exchange Place, Jersey City, New Jersey 07302 (hereinafter referred to as "Tenant").

                                                W I T N E S S E T H:

         WHEREAS, pursuant to the terms and conditions of a certain long-term ground lease dated October 7, 1985 (hereinafter referred to as the "Ground Lease") between BBV US Real Estate Fund III, L.P., a Georgia limited partnership (successor-in-interest to FJN Corporation), as ground lessor, and BBV Exchange Centre Urban Renewal Limited Partnership, a New Jersey limited partnership (successor-in-interest to Exchange Place Urban Renewal Associates Limited Partnership) (hereinafter referred to as "BBVEC"), as ground lessee, BBVEC has leased a certain tract of land (hereinafter referred to as the "Property") lying and being in the City of Jersey City, County of Hudson and State of New Jersey, which tract of land is commonly known as Lot 1, Block 8.4 on the Official Tax Map of Jersey City and is more particularly described on Exhibit 1 annexed to the Lease and made a part hereof; and

         WHEREAS, BBVEC's predecessor has constructed on the Property a building containing approximately 914,249 rentable square feet (hereinafter referred to as the "Building"), of which 696,876 square feet is rentable office and ancillary lobby retail space and 217,373 square feet is above-grade garage area for approximately 439 automobiles. For the purposes of this Amendment, the garage area of the Building is hereinafter referred to as the "Garage," and the Property, the Building and all other improvements on the Property are hereinafter, collectively, referred to as the "Real Property"; and

         WHEREAS, pursuant to the terms and conditions of a certain lease agreement dated December 29, 1989 (hereinafter referred to as the "Master Lease"), BBVEC has leased to Landlord certain portions of the Building (said portions being hereinafter referred to as the "Master Lease Space"); and

         WHEREAS, Landlord's predecessor-in-interest and Tenant entered into a Lease Agreement dated as of November 30, 1994, as amended by Amendment No. 1 to Lease Agreement dated July 18, 1996 (hereinafter the "First Amendment"), a Generator Agreement dated as of August 28, 1996 (hereinafter the "Generator Agreement"), Amendment No. 2 to Lease Agreement dated July 31, 1998 (hereinafter the "Second Amendment") and Amendment No. 3 to Lease dated March 29, 1999 (hereinafter, collectively, referred to as the "Lease"), whereby Tenant is presently in possession of premises containing approximately 51,590 rentable square feet of space consisting of: approximately 36,624 rentable square feet of space constituting the entire fifteenth (15th) floor of the Building; approximately 2,817 rentable square feet of space on the fourteenth (14th) floor of the Building (hereinafter referred to as the "14th Floor Space"); and approximately 12,149 rentable square feet of space on the eighth (8th) floor of the Building (hereinafter, collectively, referred to as the "Premises"); and

         WHEREAS, notwithstanding the provisions of Paragraph 6(c) of the Second Amendment to Lease, Tenant desires to extend the Lease term for the 14th Floor Space which term is otherwise scheduled to expire on July 7, 1999, and Landlord is willing to extend the term for the 14th Floor Space on the terms and provisions set forth in the Lease, except to the extent provided for herein; and

         WHEREAS, the parties hereto desire to amend the Lease only in the respects and on the conditions hereinafter stated.

         NOW, THEREFORE, Landlord and Tenant agree as follows:

         1. For purposes of this Amendment, capitalized terms shall have the meanings ascribed to them in the Lease unless otherwise defined herein.

         2. Landlord and Tenant hereby confirm that the Lease Commencement Date of the Lease Term was January 1, 1995 and that the expiration date of the Lease Term is January 31, 2007.

         3. Tenant acknowledges and agrees that it is currently in possession of the 14th Floor Space. From and after July 8, 1999 (hereinafter referred to as the "Third Effective Date"), Tenant shall continue to lease from Landlord, through December 31, 2005 (hereinafter referred to as the "14th Floor Space Extended Term"), the 14th Floor Space which 14th Floor Space is as shown on
Schedule 1 annexed to the First Amendment. The 14th Floor Space is being leased to Tenant in its "AS IS" condition. During the 14th Floor Space Extended Term, Sections 1.1 and 3.2 of the Lease shall be deemed to reflect that the Premises shall mean the Premises containing a total square footage of approximately 51,590 rentable square feet.

         4. Supplementing the provisions of Section 3.5 of the Lease, Tenant shall be required to pay, with respect to the 14th Floor Space, in addition to and together with the monthly installment of the Additional Base Rent, one-twelfth (1/12) of 7.69(%) percent of the cost of common utility service used on the fourteenth (14th) floor of the Building based upon a reading of the electric submeter for said floor. The amount payable pursuant to this paragraph shall be deemed Additional Rent under the terms of the Lease.

        Tenant shall pay to Landlord during the 14th Floor Space Extended
           Term, in addition to the Base Rent for the Premises as they existed prior to this Amendment, Base Rent for the 14th Floor
                             Space only as follows:








======================================== ----------------------- ----------------------- ===========================
                                                 Annual                  Monthly                Base Rent Per
               Period                           Base Rent               Base Rent                Square Foot
======================================== ----------------------- ----------------------- ===========================
Third Effective Date - 12/31/02
                                                     $90,144.00               $7,512.00                      $32.00
======================================== ======================= ======================= ===========================
01/01/03 - 12/31/05                                  $98,595.00               $8,216.25                      $35.00
======================================== ======================= ======================= ===========================


The aforesaid monthly installments of Base Rent shall be payable in advance on or before the first day of each calendar month during the 14th Floor Space
Extended Term, except that a proportionately lesser sum may be paid for the first month following the Third Effective Date and the last month of the 14th Floor Space Extended Term if the Third Effective Date is on a day other than the first day of the month, and Section 3.1 of the Lease shall be deemed modified accordingly. Landlord acknowledges receipt from Tenant of the sum of Seven Thousand Five Hundred Twelve and 00/100 ($7,512.00) Dollars, by check, subject to collection, which shall be applied by Landlord to Base Rent for the 14th Floor Space for the first month following the Third Effective Date.

         6. Provided Tenant is not in default pursuant to any of the terms and conditions of the Lease and subject to the rights of all existing tenants in the Building with respect to the 14th Floor Space, Tenant shall have the option, exercisable by notice in writing to Landlord no later than December 31, 2004, to extend the 14th Floor Space Extended Term to expire coterminously with the Term for the Premises (i.e. January 31, 2007). Should Tenant exercise such option, Landlord and Tenant shall enter into a modification of the Lease, which modification shall reflect that the Base Rent for the 14th Floor Space during such extension shall be at the same rate payable during the last year of the 14th Floor Space Extended Term.

         7. During the 14th Floor Space Extended Term, Section 3.3 of the Lease shall continue to reflect that Tenant's Percentage shall be 7.403(%) percent.

         8. With respect to calculating Tenant's Percentage of Operating Expenses during the 14th Floor Space Extended Term, Section 3.5 of the Lease shall be amended to reflect that the Base Year with respect to the 14th Floor Space only shall be Calendar Year 2000.

         9. Notwithstanding anything contained herein to the contrary, calculations of Tenant's Percentage of Operating Expenses for the period prior to the 14th Floor Space Extended Term shall remain as provided in the Lease prior to this Amendment.

         10. During the 14th Floor Space Extended Term, Section 1.3 of the Lease shall continue to reflect that Tenant shall have the right to contract with the Operator on a month-to-month basis for the use of an additional two (2) non-exclusive parking spaces in the Garage.

         11. Landlord and Tenant acknowledge that Tenant has requested the use of forty (40) additional amps of electrical energy in the Premises. Landlord acknowledges and agrees that subject to Tenant complying with all of the terms and provisions of the Lease with respect thereto, including by way of example but not limitation, the provisions of Sections 4.2(a) through 4.2(c), Tenant shall have use of such additional electrical energy for the balance of the Term. Payment for Tenant's consumption of such additional electrical energy shall be made in accordance with Section 13.4 of the Lease.

         12. Tenant represents and warrants to the Landlord that Cushman & Wakefield, Inc. is the sole broker with whom Tenant has negotiated in bringing about this Amendment. Tenant agrees to indemnify and hold Landlord harmless from any and all claims of other brokers and expenses in connection therewith arising out of or in connection with the negotiation of or the entering into this Amendment by Landlord and Tenant. Landlord shall pay Cushman & Wakefield, Inc. any fees or commissions due as a result of this transaction pursuant to the terms of a separate agreement.

         13. Tenant represents, warrants and covenants that, to the best of Tenant's knowledge, Landlord is not in default under any of its obligations under the Lease and Tenant is not in default of any of its obligations under the Lease, and no event has occurred which, with the passage of time or the giving of notice, or both, would constitute a default by either Landlord or Tenant thereunder. Landlord represents, warrants and covenants that Tenant is not in default of any of its monetary obligations owed to Landlord for which Landlord has billed Tenant.

         14. Except as modified by this Amendment, the Lease and all the covenants, agreements, terms, provisions and conditions thereof shall remain in full force and effect and are hereby ratified and affirmed. The covenants, agreements, terms, provisions and conditions contained in this Amendment shall bind and inure to the benefit of the parties hereto and their respective successors and assigns. In the event of any conflict between the terms contained in this Amendment and the Lease, the terms herein contained shall supersede and control the obligations and liabilities of the parties.

         15. The submission of this Amendment for examination does not constitute a reservation of, or option for, the Third Additional Space, and this Amendment becomes effective only upon execution and delivery thereof by Landlord and Tenant.

         IN WITNESS WHEREOF, Landlord and Tenant have hereunto set their hands and seals as of the date and year first above written, and acknowledge the one to the other that they possess the requisite authority to enter into this transaction and to sign this Amendment.

                                BBV HUDSON STREET LIMITED PARTNERSHIP, Landlord



                                By: /s/ A.Bartkiewicz
                                Name: A.Bartkiewicz
                                Title: Authorized Representative (Asset Manager)



                                SHERWOOD SECURITIES CORP., Tenant



                                By: /s/ Thomas Neumann
                                Name: Thomas Neumann
                                Title: President & CEO



                                                                      EXHIBIT 11


                      NATIONAL DISCOUNT BROKERS GROUP, INC.
                                AND SUBSIDIARIES

                    Computation of Earnings Per Common Share

                     Years ended May 31, 1999, 1998 and 1997




                                                              1999                1998               1997

Net income from continuing operations                 $      18,219,407            5,998,458         6,615,575
Discontinued operations (net)                                 2,786,052            5,961,861         2,664,118

                  Net income                          $      21,005,459           11,960,319         9,279,693

Net income per common share Basic:
   Net income from continuing operations                          $1.30                  .45               .51
   Discontinued operations, (net)                                   .20                  .44               .21

                  Net income                                       1.50                  .89               .72

Diluted:
   Net income from continuing operations                          $1.29                  .45               .51
   Discontinued operations, (net)                                  . 20                  .44               .21

                  Net income                                      $1.49                  .89               .72

Historical:
   Weighted average number of
      common stock and common stock
      equivalents outstanding:
         Basic                                               14,018,257           13,432,726        12,890,926

         Diluted                                             14,143,240           13,501,346        12,946,007





                                                                      EXHIBIT 16








August 6, 1999


Office of the Chief Accountant
Securities and Exchange Commission
SECPS Letter Files
Mail Stop 9-5
450 Fifth Street, N.W.
Washington, D.C. 20549


Ladies and Gentlemen:

We were previously principal accountants for National Discount Brokers Group, Inc. and, under the date of July 15, 1998, we reported on the consolidated financial statements of National Discount Brokers Group, Inc. and subsidiaries as of and for the years ended May 31, 1998 and 1997. On February 12, 1999, we resigned. We have read National Discount Brokers Group, Inc. statements included under Item 9 of its Form 10-K for the year ended May 31, 1999, and we agree with such statements, except for the statements relating to PricewaterhouseCoopers LLP as we have no basis to confirm such statements.

Very truly yours,


KPMG LLP






cc:      Arthur Kontos - National Discount Brokers Group, Inc.
         Paul Wirth - KPMG LLP
         Steven Gallotta - KPMG LLP




EXHIBIT 21

SUBSIDIARIES OF NATIONAL DISCOUNT BROKERS GROUP, INC.


A) SHERWOOD SECURITIES CORP., incorporated under the laws of the State of Delaware.

B) SHERWOOD  CAPITAL,  INC.,  incorporated  under  the laws of the State of New
   Jersey.

C) SHERWOOD PROPERTIES CORP., incorporated under the laws of the State of Delaware.

D) NDB INSURANCE AGENCY CORP. (formerly SHERWOOD NEWCO CORP.), incorporated under the laws of the State of Delaware.

E) THE EBERCOM COMPANY., incorporated under the laws of the State of Delaware.

F) SIMCON CORPORATION, incorporated under the laws of the State of Delaware.

G) SHERWOOD MANAGEMENT CORP., incorporated under the laws of the State of Delaware.

H) TRIAK SERVICES CORP., incorporated under the laws of the State of New York.

I  SHD CORPORATION, incorporated under the laws of the State of Delaware.

J) MILLENNIUM CLEARING CORP., incorporated under the laws of the State of Delaware.


















                                                                    EXHIBIT 23.1

                       Consent of Independent Accountants

August 18, 1999

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-41819, No. 033-64571 and No. 33-72790) of
National Discount Brokers Group, Inc. of our report dated July 15, 1999 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.



PricewaterhouseCoopers LLP



                                                                    EXHIBIT 23.2



                       Consent of Independent Accountants



The Board of Directors
National Discount Brokers Group, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-72790, 033-64571, and 333-41819) on Form S-8 of National Discount Brokers Group, Inc. of our report dated July 15, 1998, relating to the consolidated statement of financial condition of National Discount Brokers Group, Inc. and subsidiaries as of May 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period then ended, which report appears in the May 31, 1999 annual report on Form 10-K of National Discount Brokers Group, Inc.


KPMG LLP

New York, New York
August 18, 1999