Form 10-Q
period 1999-08-31
NATIONAL DISCOUNT BROKERS GROUP INC
filed 1999-10-14
CIK 811917

October 12, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: National Discount Brokers Group, Inc.
      Report on Form 10-Q for the Three Months Ended August 31, 1999

Gentlemen:

Enclosed please find the following material submitted on behalf of National Discount Brokers Group, Inc. ("Company"):

One complete copy of the Company's report on Form 10-Q for the Three Months Ended August 31, 1999 including financial statements and exhibits.

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



                        For Quarter Ended August 31, 1999
                                       OR
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from               to
                                           --------------    -------------

                          Commission file number 1-9480
          ---------------------------------------------------------------------


                      National Discount Brokers Group, Inc.
         ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                                22-2394480
          ----------------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)


           10 Exchange Place Centre, Jersey City, New Jersey     07302
          ----------------------------------------------------------------------
           (Address of principal executive offices)            (Zip code)


          ----------------------------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                      ----      ----
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          16,985,218  shares of Common Stock, par value $.01 per share, were outstanding on September 30, 1999.

                      NATIONAL DISCOUNT BROKERS GROUP, INC.
                                AND SUBSIDIARIES


                                      INDEX


                                                                                                       PAGE



Part I - Financial Information

Item 1. - Financial Statements

  Condensed Consolidated Statements of Financial Condition -
          August 31, 1999 (Unaudited) and May 31, 1999...................................................3

  Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) -
          Three Months Ended August 31, 1999 and 1998....................................................4

  Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended August 31, 1999 and 1998....................................................6

  Notes to Condensed Consolidated Financial Statements (Unaudited) -
          August 31, 1999................................................................................8

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................................................11

Item 3. -Quantitative and Qualitative Disclosures About Risk............................................15

Part II - Other Information

Item 1. - Legal Proceedings.............................................................................16

Item 6. - Exhibits and Reports on Form 8-K..............................................................17

Signatures..............................................................................................18


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

ITEM 1 - FINANCIAL STATEMENTS

              NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       August 31,
                                                                          1999               May 31,
ASSETS                                                               (Unaudited)              1999
                                                                --------------------  -------------------
Cash and cash equivalents                                       $       157,572,057   $          411,629
Receivables:
  Clearing brokers                                                       95,409,500           86,509,122
  Other                                                                   1,747,291            2,901,799
Securities owned, at market value                                        45,283,646           46,466,749
Securities not readily marketable, at fair value                            600,000              500,000
Investment in discontinued operations                                             -           28,341,746
Loans and notes receivable                                                  194,989            1,094,989
Furniture, fixtures, equipment, and leasehold improvements - at cost, net of accumulated depreciation and amortization of $15,454,040
  at August 31, 1999 and $15,304,535 at May 31, 1999                     17,234,063           14,837,114
Computer software - at cost, net of accumulated amortization of
  $3,500,354 at August 31, 1999 and $3,624,381 at May 31, 1999            6,328,104            4,996,223
Exchange membership (market value $1,520,000 at May 31, 1999)                                    351,496
Secured demand notes receivable                                                   -           27,000,000
Deferred tax asset                                                          935,604              825,797
Other assets                                                              2,203,866            3,054,144
                                                                --------------------  -------------------
          Total assets                                          $       327,509,120   $      217,290,808
                                                                --------------------  -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value           $        14,388,602   $       11,723,172
  Accrued compensation, accounts payable
    and accrued expenses                                                 42,488,384           46,296,949
  Loan payable                                                                                15,000,000
  Income taxes payable                                                   16,456,285            2,275,481
                                                                --------------------  -------------------
          Total liabilities                                              73,333,271           75,295,602
                                                                --------------------  -------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                                                        -                    -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 17,333,201 shares at
   August 31, 1999 and 14,343,201 at May 31, 1999                           173,332              143,432
  Additional paid-in capital                                            157,403,447           65,828,938
  Retained earnings                                                     100,754,335           80,181,611
                                                                --------------------  -------------------
                                                                        258,331,114          146,153,981
  Less: Treasury stock - at cost, 347,983 shares at
    August 31, 1999 and 348,277 shares at May 31, 1999                   (4,155,265)          (4,158,775)
                                                                --------------------  -------------------
          Total stockholders' equity                                    254,175,849          141,995,206
                                                                --------------------  -------------------
          Total liabilites and stockholders' equity             $       327,509,120   $      217,290,808
                                                                --------------------  -------------------



The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                       Three Months Ended August 31,
                                                                -----------------------------------------
                                                                           1999                  1998
                                                                -----------------------------------------

Revenue:
  Firm securities transactions, net                             $        34,475,151   $       19,555,971
  Commission income                                                      12,315,179            8,844,094
  Realized gain on securities                                                     -              117,446
  Interest and dividends                                                  4,752,091            2,262,953
  Fee income                                                              1,333,885              894,660
  Other                                                                     145,842               73,030
                                                                --------------------  -------------------
       Total revenue                                                     53,022,148           31,748,154
                                                                --------------------  -------------------

Expenses:
  Compensation and benefits                                              18,349,009           12,621,331
  Clearing and related brokerage charges                                 11,997,648            9,400,108
  Communications                                                          3,127,264            3,325,157
  Depreciation and amortization                                           3,877,522            1,684,861
  Advertising costs                                                       7,554,728            1,838,530
  Occupancy costs                                                         1,737,694              608,277
  Equipment rental                                                          532,650              125,766
  Professional fees                                                         500,408              717,210
  Technology expense                                                      1,158,087              219,089
  Travel and entertainment                                                  976,935              524,834
  Repairs and maintenance                                                   585,811              578,331
  Interest                                                                   85,498                3,502
  Other                                                                   1,737,856              835,846
                                                                --------------------  -------------------
       Total expenses                                                    52,221,110           32,482,842
                                                                --------------------  -------------------

   Income (loss) from continuing operations
     before income taxes                                                    801,038             (734,688)

   Income taxes (benefit):
        Federal, currently payable (receivable)                             265,560             (142,417)
        State and local, currently payable                                  210,342              112,345
                                                                --------------------  -------------------
                  Total current income tax expense (benefit)                475,902              (30,072)
                                                                --------------------  -------------------

        Federal, deferred                                                   (23,967)             (38,332)
        State and local, deferred                                           (85,840)             (15,842)
                                                                --------------------  -------------------
                  Total deferred income tax benefit                        (109,807)             (54,174)
                                                                --------------------  -------------------

           Total income taxes from continuing operations                    366,095              (84,246)
                                                                --------------------  -------------------

   Net  income (loss) from continuing operations                            434,943             (650,442)
                                                                --------------------  -------------------


   Discontinued operations:
     Income (loss) from discontinued operations,
        net of taxes                                                         82,994             (684,881)
     Gain on sale of discontinued operations,
        net of taxes                                                     20,054,787                    -
                                                                --------------------  -------------------
                                                                         20,137,781             (684,881)
                                                                --------------------  -------------------

   Net income (loss)                                            $        20,572,724   $       (1,335,323)
                                                                --------------------  -------------------






                                   (Continued)

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                   (Continued)




                                                                       Three Months Ended August 31,
                                                                -----------------------------------------
                                                                           1999                  1998
                                                                -----------------------------------------

   Other comprehensive income (loss), before tax:
     Unrealized loss on investment securities available for sale $                -   $         (891,838)
   Income tax benefit related to items of other
     comprehensive income (loss)                                                  -             (303,225)
                                                                 --------------------  -------------------

   Other comprehensive income (loss), net of tax                                  -             (588,613)
                                                                --------------------  -------------------

   Comprehensive income (loss)                                   $       20,572,724   $       (1,923,936)
                                                                --------------------  -------------------



   Net  income (loss) per common and common
      equivalent share
     Basic:
        Net  income (loss) from continuing operations            $             0.02   $            (0.04)
        Net income (loss) from discontinued operations,
          net of taxes                                                         0.01                (0.05)
        Gain on sale of discontinued operations,
          net of taxes                                                         1.24                   -
                                                                --------------------  -------------------
             Net income (loss)                                   $             1.27   $            (0.09)
                                                                --------------------  -------------------

Weighted average common shares outstanding                               16,205,035           14,090,148
                                                                --------------------  -------------------

     Diluted:
        Net  income (loss) from continuing operations            $             0.02   $            (0.04)
        Net income (loss) from discontinued operations,
          net of taxes                                                         0.01                (0.05)
        Gain on sale of discontinued operations,
          net of taxes                                                         1.22                   -
                                                                --------------------  -------------------

            Net income (loss)                                    $             1.25   $            (0.09)
                                                                --------------------  -------------------

Weighted average common shares outstanding                               16,491,870           14,103,516
                                                                --------------------  -------------------



The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.


             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended August 31,
                                                                -----------------------------------------
                                                                           1999                  1998
                                                                --------------------  -------------------
 Cash flows from operating activities:

  Net income (loss) from continuing operations                  $           434,943   $         (650,442)
  Net income (loss) from discontinued operations                                          82,994(684,881)
  Gain on sale of discontinued operations, net of taxes                  20,054,787                    -

 Non-cash items included in net income (loss):
  Depreciation and amortization                                           3,877,522            1,845,820
  Gain on sale of securities not readily marketable                               -                          (49,075)
  Loss of Equitrade allocated to minority partners                                -           (2,521,904)
  Provision for deferred taxes                                             (109,807)             (54,173)

 (Increase) decrease in operating assets:
  Receivables:
    Clearing brokers                                                     (8,900,378)          42,572,929
    Other                                                                 1,154,508              (96,089)
  Securities owned, at market value                                       1,183,103           (7,550,823)
  Other assets (net of deposits made on furniture, fixtures and
     equipment, leasehold improvements and computer software)             1,603,812             (160,412)
 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value                     2,665,430          (20,826,949)
  Accrued compensation, accounts payable and accrued expenses            (3,808,565)          (4,433,164)
  Income taxes payable                                                   14,180,804           (2,053,277)
(Increase) decrease in operating assets due to sale of Equitrade:
    Investment in discontinued operations                                28,341,746                    -
    Exchange membership                                                     351,496                    -
                                                                --------------------  -------------------

     Net cash provided by operating activities                           61,112,395            5,337,560
                                                                --------------------  -------------------

 Cash flows from investing activities:

  Proceeds from sale of securities not readily marketable                         -                            49,075
  Notes issued                                                                    -                        (900,000)
  Principal collected on notes receivable                                   900,000               14,673
  (Purchases) sales of furniture, fixtures and
    equipment, and leasehold improvements, net                           (5,260,782)             165,345
  Deposits made on furniture, fixtures and equipment,
    leasehold improvements and computer software                           (753,534)            (287,147)
  Purchases of computer software                                         (2,345,570)            (449,710)
  Payment for purchase of intangible asset                                        -                        (450,000)
  Purchase of investment securities not readily marketable                 (100,000)                                     -
  Issuance of subordinated notes receivable                                       -                        (900,000)
  Principal collected on subordinated notes receivable                   27,000,000                                      -
  Repayment of loan                                                     (15,000,000)                                     -
                                                                --------------------  -------------------

     Net cash provided by (used in) investing activities                  4,440,114           (2,757,764)
                                                                --------------------  -------------------







                                   (Continued)

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                       Three Months Ended August 31,
                                                                -----------------------------------------
                                                                           1999                  1998
                                                                --------------------  -------------------
 Cash flows from financing activities:

  Proceeds from issuance of common stock                        $        91,603,950   $                -
  Proceeds from exercise of options                                           3,969                    -
  Purchase of treasury stock                                                      -           (1,695,295)
  Capital withdrawals by minority interest                                        -             (879,394)
                                                                --------------------  -------------------

     Net cash provided by (used in) financing activities                 91,607,919           (2,574,689)
                                                                --------------------  -------------------

 Net increase in cash and cash equivalents                              157,160,428                5,107

 Cash and cash equivalents at beginning of period                           411,629            1,039,121
                                                                --------------------  -------------------

 Cash and cash equivalents at end of period                     $       157,572,057   $        1,044,228
                                                                --------------------  -------------------



The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.



             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 August 31, 1999

Note 1 - Business and organization

     National Discount Brokers Group, Inc. ("NDB Group") is a holding company whose principal wholly owned subsidiaries are Triak Services Corp., doing business as National Discount Brokers ("NDB.com"), and Sherwood Securities Corp. ("Sherwood Securities"). NDB Group and its subsidiaries, collectively referred to as the "Company", are primarily engaged in the securities business and in providing related financial services.

     NDB Group and another wholly owned subsidiary, SHD Corporation ("SHD"), also owned membership interests in Equitrade Partners, L.L.C., a Delaware limited liability company ("Equitrade"). Equitrade was a registered specialist on the New York Stock Exchange ("NYSE"). On June 18, 1999, the Company sold its 46.845% membership interest in Equitrade to a subsidiary of Spear Leeds & Kellogg, L. P. for cash. See Note 7, "Discontinued Operations".

Note 2 - Basis of presentation

     The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete condensed consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the three months ended August 31, 1999 presentation.

Note 3 - Net income per common share

     Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents comprise stock issuable under stock options. The treasury stock method of accounting was used in computing the common stock equivalents for the computation of diluted earnings per common share.

Note 4 - Commitments and contingencies

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended May 31, 1999, and the disclosures regarding such matters are incorporated herein by reference. Many aspects of the business of the Company involve substantial risks of potential liability. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class action suits that generally seek substantial damages. Companies engaged in the underwriting and distribution of securities are exposed to substantial liability under federal and state securities laws. The Company is, from time to time, involved in proceedings with, and investigations by, governmental and self-regulatory agencies.

     The Company has been named as a defendant in a number of lawsuits and arbitrations and is the subject of investigations that allege, among other things, violations of Federal and state securities laws and other laws. A substantial settlement or judgement in any of these cases could have a material adverse effect on the Company. Except as described disclosed in Item 3 to the Company's Form 10-K for the year ended May 31, 1999 and this Form 10-Q, management of the Company believes that none of these pending lawsuits, arbitrations and investigations is likely to have a material adverse effect on its financial condition, results of operations or liquidity, although the Company cannot be certain of this.

     In connection with the NASD arbitration action against Sherwood Securities by Weiss, Peck & Greer, L.L.C. ("WPG") reported in Item 3 to the Company's Form 10-K for the fiscal year ended May 31, 1999, WPG and Sherwood Securities agreed to non-binding mediation by the NASD. A mediation session was held on September 24, 1999. The attempted mediation was not successful.

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities and NDB.com are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of August 31, 1999, the net capital of Sherwood Securities and NDB.com exceeded their required net capital under the Rule by $63,342,000 and $6,650,000, respectively.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital would be less than the amount required under the Rule. Accordingly, at August 31, 1999 the payment of dividends and advances to the Company by Sherwood Securities and NDB.com is limited to $63,142,000 and $6,600,000, respectively, under the most restrictive of these requirements.

Note 6 - Segments

     Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has two reportable segments: discount brokerage and market making. NDB.com transacts all business that will be reported in the Company's discount brokerage segment. Its revenues are principally in the form of retail commission income, distribution assistance fees from mutual funds and interest earned on its customers' balances held at its clearing broker. Sherwood Securities represents the Company's market making segment, which primarily derives its firm securities transaction revenues from the spread between the price paid when a security is bought and the price received when a security is sold. "All Other" category revenues consist principally of interest and realized gains/losses on securities available for sale.

     Revenue from the transactions with other segments within the Company (referred to as intersegment revenues) is recorded at market value, as if the transactions were with third parties.

     The Company evaluates the performance of its segments based on profit or loss from operations before income taxes. No single customer accounted for more than 10% of the Company's condensed consolidated revenues. Information on segment assets is not disclosed because it is not used for evaluating segment performance and deciding how to allocate resources to segments. Substantially all of the Company's revenues and assets are attributable to or located in the U.S.

      Financial information for the Company's reportable segments is presented in the following table, which excludes the Company's discontinued operations, Equitrade.


                                                      Three Months Ended August 31, 1999
                                          Discount      Market Making
                                         Brokerage                        All Other          Total
Revenue from external sources          $15,397,000     $35,889,000      $ 1,736,000     $53,022,000
Intersegment revenue                     1,753,000           5,000          216,000       1,974,000
                                       -------------   -----------      -------------   -----------
Total revenue                          $17,150,000     $35,894,000      $ 1,952,000     $54,996,000
                                       -----------     -----------      -----------     -----------
Profit (loss) before income taxes      $(7,278,000)    $ 7,100,000     $    979,000    $    801,000





                                                      Three Months Ended August 31, 1998
                                          Discount      Market Making
                                         Brokerage                        All Other          Total
Revenue from external sources          $10,918,000     $20,597,000       $   233,000    $31,748,000
Intersegment revenue                     1,352,000          42,000           599,000      1,993,000
                                       -----------     -----------       ------------   -----------
Total revenue                          $12,270,000     $20,639,000       $   832,000    $33,741,000
                                       -----------     -----------      -------------   -----------
Profit (loss) before income taxes      $(1,383,000)    $    15,000       $   633,000    $  (735,000)


     The following table is a reconciliation of reportable profit (loss) before income taxes to the Company's condensed consolidated totals.

                                                Three Months Ended
                                         August 31, 1999     August 31,
                                                                1998
Total loss before income taxes
   for reportable segments               $    (178,000)    $  (1,368,000)
Other profit                                   979,000           633,000
                                         --------------    -------------
Total consolidated profit (loss)
  before income taxes                    $     801,000     $   (735,000)
                                         --------------     ------------


Note 7 - Discontinued Operation

     On June 18, 1999, the Company sold its 46.845% membership interest in Equitrade. As such, the operations of Equitrade have been reflected in discontinued operations for all periods reported. Prior to the allocation of minority interest and income taxes, revenue and expenses for the three months ended August 31, 1999 applicable to this discontinued operation were approximately $1,728,000 and $1,570,000, respectively, and for the three months ended August 31, 1998 were approximately $(2,205,000) and $1,609,000, respectively. The gain on the sale was approximately $20,055,000, net of taxes and other expenses directly related to the sale.

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The results of continuing operations of National Discount Brokers Group, Inc. ("NDB Group") and subsidiaries (collectively, the "Company") for the three months ended August 31, 1999 reflect primarily the activities of Triak Services Corp., doing business as National Discount Brokers ("NDB.com") and Sherwood Securities Corp. ("Sherwood Securities"). NDB.com is an on-line deep discount brokerage firm specializing in trade execution for individual investors. Sherwood Securities is primarily engaged in the securities business as a wholesale market maker in Nasdaq National Market System and other over-the-counter securities.

     The results of continuing operations of the Company for the period ended August 31, 1999 reflect primarily the activities of NDB.com and Sherwood Securities.

     On June 18, 1999, NDB Group and its wholly owned subsidiary, SHD Corp., sold their 46.845% aggregate membership interests in Equitrade Partners, L.L.C ("Equitrade"). As a result, the results of operations of Equitrade have been segregated and reflected as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company recognized a gain on the sale of Equitrade of $20,055,000, net of taxes and other expenses directly related to the sale.

     The Company's condensed consolidated net income from continuing operations for the three months ended August 31, 1999 was $435,000 compared to a loss of $650,000 for the three months ended August 31, 1998, an increase of $1,085,000 or 167%. For the quarter ended August 31, 1999, Sherwood Securities had net income of $3,778,000 compared to a net loss of $47,000 for the quarter ended August 31, 1998 while NDB.com had net a net loss of $4,250,000 for the quarter ended August 31, 1999, compared to a net loss of $915,000 for the quarter ended August 31, 1998.

     Total revenue from continuing operations of the Company increased by $21,274,000, or 67%, from $31,748,000 for the quarter ended August 31, 1998 to
$53,022,000 for the quarter ended August 31, 1999. The reasons for the increase in revenues are set forth below.

     Revenue from firm securities transactions generated by Sherwood Securities increased to $34,475,000 for the quarter ended August 31, 1999, up $14,919,000, or 76%, from $19,556,000 for the equivalent period in 1998 even though trading profits per ticket decreased from $16.84 to $15.48. The increased activity in the equity markets, particularly trading volume in internet and high technology related stocks, resulted in increases of 92% and 49% in Sherwood Securities' ticket and share volume, respectively, for the quarter ended August 31, 1999 as compared to the first fiscal quarter a year ago. These increases in ticket and share volume were more than enough to make up for the decrease in the trading profits per ticket.

    The Company's commission income, primarily generated by NDB.com, increased to $12,315,000 for the quarter ended August 31, 1999, up $3,471,000, or 39%, from $8,844,000 for the same period in the prior year. This increase occurred primarily due to the rise in NDB.com's average daily ticket count, which was approximately 8,200 tickets per day for the three months ended August 31, 1999 as compared to approximately 5,800 for the three months ended August 31, 1998.

     Interest and dividend income increased to $4,752,000 for the quarter ended August 31, 1999, up $2,489,000, or 110%, from $2,263,000 for the quarter ended
August 31, 1998. The increase is due to several factors. First, there were larger average amounts of cash available to earn interest. This was primarily due to the Company taking in cash of approximately $177,000,000 in connection with the underwritten public offering of its common stock that closed on June 25, 1999 and the sale of its membership interests in Equitrade on June 18, 1999. In addition, the average customer debit and credit balances that are held with NDB.com's clearing broker continued to rise.

     Fee income generated by NDB.com increased to $1,334,000 for the three months ended August 31, 1999, up $439,000, or 49%, from $895,000 for the comparable period of the prior year. The increase is principally due to NDB.com receiving higher distribution assistance fees from money market funds, as customers' balances in those funds have increased since the prior year.

    Total expenses for the three months ended August 31, 1999 increased by $19,738,000, or 61%, from $32,483,000 for the quarter ended August 31, 1998 to
$52,221,000 for the quarter ended August 31, 1999. The reasons for the increase in expenses are set forth below.

     Compensation and benefits increased to $18,349,000 for the three months ended August 31, 1999, up $5,728,000, or 45%, from $12,621,000 for the same period in the prior year. As a percentage of revenue, however, compensation and benefits decreased to 35% for the quarter ended August 31, 1999 from 40% for the comparable quarter in fiscal 1998. The increase was primarily due to a rise in compensation to Sherwood Securities' traders and salesmen resultant from the increase in Sherwood Securities' net trading revenue and profitability. Similarly, based on the increasing profitability of the Company, management and employee bonuses have increased. Finally, the number of employees increased to 702 employees as of August 31, 1999, from 506 employees as of August 31, 1998.

     Clearing and related brokerage charges increased to $11,998,000 for the quarter ended August 31, 1999, up $2,598,000, or 28%, from $9,400,000 for the equivalent period last year. As a percentage of revenue, clearing and related brokerage charges decreased to 23% for the quarter ended August 31, 1999 from 30% for the quarter ended August 31, 1998. The increase in clearing and related charges for the three months ended August 31, 1999 was mainly due to increases in Sherwood Securities' and NDB.com's ticket counts of 92% and 40%, respectively, for the quarter. Partially offsetting these increases, and leading to the decrease in clearing and related brokerage charges as a percentage of revenue, was a decrease in per ticket rates negotiated with NDB.com's clearing broker as of February 1999.

       Depreciation and amortization increased to $3,878,000 for the three months ended August 31, 1999, up $2,193,000, or 130%, from $1,685,000 for the quarter ended August 31, 1998. This increase can be attributed to two main factors. NDB.com and Sherwood Securities incurred additional charges for the write-off of obsolete computer equipment and software in connection with upgrades of their brokerage operations. Also contributing to the increase is depreciation and amortization incurred on fixed asset, leasehold improvement and computer software additions by Sherwood Securities and NDB.com aggregating approximately $5,300,000 and $9,300,000, respectively, during the period from September 1998 through August 1999.

     Advertising costs increased to $7,555,000 for the quarter ended August 31, 1999, up $5,716,000, or 311%, from $1,839,000 for the same quarter in 1998. The increase is due to additional media buys and the costs to produce a new line of advertisements for NDB.com.

     Occupancy costs increased to $1,738,000 for the quarter ended August 31, 1999, up $1,130,000, or 186%, from $608,000 for the quarter ended August 31, 1998. The increase is principally due to NDB.com having signed two additional leases for office locations.

     Professional fees decreased to $500,000 for the three months ended August 31, 1999, down $217,000, or 30%, from $717,000 for the comparable period in 1998, primarily due to a decrease in legal fees.

     Technology expense increased to $1,158,000 for the quarter ended August 31, 1999, up $939,000, or 429%, from $219,000 for the same quarter in 1998. The increase is primarily due to rising fees paid to consultants in order to maintain, test and enhance NDB.com's website and Sherwood Securities' proprietary trading system.

     Travel and entertainment increased to $977,000 for the quarter ended August 31, 1999, up $452,000, or 86%, from $525,000 for the quarter ended August 31, 1998. The increase is due mainly to an increase in the number of Sherwood Securities' institutional and broker-dealer sales personnel and additional efforts by this sales force to attract new customers and maintain existing relationships.

     Other expenses increased to $1,738,000 for the three months ended August 31, 1999, up $902,000, or 108%, from $836,000 for the quarter ended August 31,
1998. The increase is due primarily to an increase in employment agency fees and tuition and conference fees for both Sherwood Securities and NDB.com.

     The Company's effective tax rate was approximately 46% for the three-month period ended August 31, 1999 as compared to 11% for the three months ended August 31, 1998. Even though the Company recognized a loss before income taxes in the quarter ended August 31, 1998, certain expenses were not deductible for tax purposes. This had the effect of offsetting much of the tax benefit that otherwise would have been available to the Company.

    For the three months ended August 31, 1999, a deferred tax benefit of approximately $110,000, included in income tax expense, relates to the future taxability of certain temporary book to tax basis differences. In conjunction with the deferred tax asset the Company has recorded, no valuation allowance has been established because, in management's judgment, it was concluded that it was more likely than not that the benefit would be realized.


Liquidity

     The Company's tangible assets are highly liquid, but subject to market price fluctuation, with more than 91% consisting of cash or assets readily convertible into cash (principally firm securities positions, receivables from brokers and cash). The Company's operations have generally been financed by internally generated funds.

     From time to time, the Company has borrowed funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. Management is reviewing alternatives to meeting these funding requirements.

  NDB Group's broker-dealer subsidiaries, Sherwood Securities and NDB.com, are subject to the SEC's minimum net capital requirement, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of August 31, 1999, Sherwood Securities and NDB.com had approximately $63,342,000 and $6,650,000, respectively, in excess of the SEC required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities' and NDB.com's businesses, which are more severe than those imposed on most other businesses.

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

  As a result of the sale of Equitrade on June 18, 1999, the Company received approximately $85,000,000 in cash comprised principally of a pre-tax gain of approximately $36 million (net of bonus to the Company's chief executive officer of approximately $6,000,000), the return of capital of approximately $28,000,000, the repayment of subordinated notes receivable of $27,000,000 and the repayment of other notes and interest receivable of approximately $3,000,000. As part of the sale, the Company repaid its $15,000,000 loan to Spear, Leeds & Kellogg, LP.

     On June 25, 1999, the Company closed an underwritten public offering of 2,990,000 shares of its common stock, which resulted in its receipt of approximately $91,600,000 in proceeds net of underwriters' discounts and commissions and expenses related to the offering.

     On July 15, 1999, NDB Group made an additional capital contribution of $10,000,000 to NDB.com. These funds were necessary for NDB.com to carry out its advertising plan.

     The Company anticipates that it will spend an additional $15,000,000 over the next three months for its subsidiaries' ongoing technological infrastructure upgrades and intends to finance these upgrades with funds received from the underwritten public offering of its common stock that closed on June 25, 1999.

     Cash flows from the Company's investment activities are directly related to market conditions.


Effects of Inflation

     The Company's assets are not significantly affected by inflation because they are primarily monetary in nature. Management believes that replacement costs of furniture, equipment and leasehold improvements will not materially affect operations. However, the rate of inflation affects the Company's principal expenses such as employee compensation, rent and communications, which may not be readily recoverable from increased revenues. Because of market forces and competitive conditions in the securities industry, a broker-dealer may be unable to restructure its profit margins in order to recover increased costs related to inflation. Consequently, the Company must rely on increased volume for this purpose. However, the Company has significant cash balances on deposit with financial institutions, including money market accounts, as well as with its principal clearing brokers on which interest is paid which, in the event there are higher interest rates which normally result from inflation, would offset some of the costs.


Year 2000 Compliance

     This material is subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

     State of Readiness. The Company is preparing for the issues associated with the year 2000, including changes in the programming of internal and vendor computer systems. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's plan to deal with the year 2000 issue is a five-step plan, which includes both information technology ("IT") and non-information technology ("non-IT") systems. IT systems include the Company's trading system, the Company's accounting software and the NDB.com WebstationTM. Non-IT systems include the Company's headquarters' water, sprinkler and elevator systems. The five steps are awareness, assessment, renovation, validation and implementation. Awareness required the notification to all employees, particularly senior management, of the potential year 2000 problem. Assessment included taking inventory of every product or service produced or used by the Company that relies on the use of dates. The date could be used to store, search, retrieve or calculate information. The awareness and assessment phases of the plan were 100% complete as of August 31, 1999. Renovation, which has also been substantially completed as of August 31, 1999, includes the conversion of year 2000 non-compliant systems into year 2000 compliant systems. The Company believes that internal software and hardware identified as non-compliant have been made compliant or replaced, in all material respects, as of the date of this report. The Company has internally verified compliance of its new NDB.com WebstationTM. Validation comprises the testing of all systems by using test data with dates that include the year 2000. This is the certification phase of the Company's production platforms. Implementation will be a final review of all year 2000 production systems, IT and non-IT, in service. The Company has constructed a dedicated year 2000 test development environment to eliminate potential risks to the production platforms for use in the validation phase of this plan. As of August 31, 1999, the Company has completed, in all material respects, the validation and implementation phases. The Company is dependent upon services rendered by third parties, such as telecommunications, electric and clearance, which may have a material effect on operations. These essential service providers have indicated to the Company that they will be year 2000 compliant in time to meet the Company's schedule, although management presently has no assurance that such plans will be implemented on a timely basis. Sherwood Securities continues to conduct market tests with communication lines pursuant to which it receives order flow. Not all of these tests have been successfully completed as of the date of this report. However, both NDB.com and Sherwood Securities intend to continue to enhance and modify mission critical systems, as necessary, after August 31, 1999. The Company intends to test each enhancement or modification to determine if it is Year 2000 compliant. The Company is aware that its clearing brokers may not be willing to modify their systems until after January 1, 2000 in response to requests by the Company to make changes to accommodate enhancements to its systems.

     Costs. The Company estimates that it will spend $500,000 for software modifications, hardware and testing related to year 2000. Through August 31, 1999, the Company has spent approximately $343,000 of which $140,000 was incurred during the quarter ended August 31, 1999. The Company does not track internal costs related to year 2000 issues, which consist primarily of payroll expenses and, as a result, the foregoing estimate and actual expenditures do not include such internal costs. The Company has assessed that business interruption is the most reasonably likely worst case year 2000 scenario, although the effect upon the Company's results of operations, liquidity and financial condition is unknown.

     Contingency Plan. At this time, the Company has formulated contingency plans should internal systems, vendors or customers fail to become compliant or fail to operate as a result of year 2000 problems. In case of a non-replaceable vendor suffering a failure in the year 2000, the Company could be materially affected.


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

      The Company's principal business activities are, by their nature, risky and volatile and are directly affected by many national and international factors. Any one of these factors may cause a substantial decline in the securities markets, which could materially adversely affect the Company's business. Managing risk is critical to the Company's profitability and to reducing the likelihood of earnings volatility. The Company's risk management policies and procedures have been established to continually identify, monitor and manage risk. The major types of risk that the Company faces include credit risk, legal risk, operating risk and market risk.

      Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligations. The Company clears its securities transactions through unaffiliated clearing agents. Under the terms of its clearing agent agreements, the Company's clearing agents have the right to charge it for losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, the Company's policy is to monitor the credit standing of its customers and maintain collateral to support margin loans to customers. Further, a significant portion of the Company's assets is held at one or more clearing agents. Therefore, it would incur substantial losses if one of the Company's clearing agents were to become insolvent or otherwise unable to meet its financial obligations.

     Operating risk is the potential for loss due to deficiencies in control processes or computer and technological systems. The Company relies heavily on various computer and communications systems to operate its business, including NDB.com's web site. The Company relies particularly on third parties such as Nasdaq, telephone companies, online service providers, clearing agents, data processors and software and hardware vendors. The Company's business could be negatively impacted by unanticipated disruptions in service to customers, slower response times, delays in trading, failed settlement of trades, decreased customer service and satisfaction, incomplete or inaccurate accounting or processing of trades, and delays in the Company's introduction of new products and services. The Company attempts to mitigate operating risk by employing experienced personnel, maintaining an internal control system, and maintaining backup and recovery functions.

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

     Included in the Company's inventory of financial instruments held for trading purposes are government securities with a fair value of $6.2 million at August 31, 1999. The interest rate risk, which arises from short term treasury rates, associated with these positions is not material to the Company's financial position, results of operations or cash flows. All other financial instruments exposed to interest rate risk are held for purposes other than trading. For these instruments, the interest rate risk is not material, as the underlying value will not vary with changes in interest rates.

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

     The Company maintains inventories for trading purposes in exchange-listed, Nasdaq and other over-the-counter securities on both a long and short basis. The fair value of these securities at August 31, 1999, was $39.1 million in long positions and $14.4 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $2.5 million as of August 31, 1999. A 10% hypothetical decline was used to represent a significant yet plausible market change.

     Other financial instruments exposed to equity rate risk are held for purposes other than trading. This includes investments by the Company in three privately held corporations. These investments were valued at their fair value, $600,000 at August 31, 1999, in the Company's condensed consolidated financial statements under the heading "Securities not readily marketable". The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $60,000 as of August 31, 1999.



PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended May 31, 1999, and the disclosures regarding such matters are incorporated herein by reference. Many aspects of the business of the Company involve substantial risks of potential liability. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class action suits that generally seek substantial damages. Companies engaged in the underwriting and distribution of securities are exposed to substantial liability under federal and state securities laws. The Company is, from time to time, involved in proceedings with, and investigations by, governmental and self-regulatory agencies.

     The Company has been named as a defendant in a number of lawsuits and arbitrations and is the subject of investigations that allege, among other things, violations of Federal and state securities laws and other laws. A substantial settlement or judgement in any of these cases could have a material adverse effect on the Company. Except as described disclosed in Item 3 to the Company's Form 10-K for the year ended May 31, 1999 and this Form 10-Q, management of the Company believes that none of these pending lawsuits, arbitrations and investigations is likely to have a material adverse effect on its financial condition, results of operations or liquidity, although the Company cannot be certain of this.

     In connection with the NASD arbitration action against Sherwood Securities by Weiss, Peck & Greer, L.L.C. ("WPG") reported in Item 3 to the Company's Form 10-K for the fiscal year ended May 31, 1999, WPG and Sherwood Securities agreed to non-binding mediation by the NASD. A mediation session was held on September 24, 1999. The attempted mediation was not successful.



Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                       Exhibit 11 - Computation of Net Income Per Common Share

                       Exhibit 27 - Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended August 31, 1999. The report, dated June 18, 1999, was filed in regard to the Company's sale of its membership interests in Equitrade Partners, L.L.C. and the signing of an amendment to one of the Company's leases.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           National Discount Brokers Group, Inc.
                                          --------------------------------------

      Date: October 11, 1999               By: Arthur Kontos
      ----------------------------        --------------------------------------
                                           Arthur Kontos
                                           Chief Executive Officer


      Date: October 11, 1999               By: Matthew S. Stadler
      ----------------------------        --------------------------------------
                                           Matthew S. Stadler
                                           Chief Financial Officer and
                                           Principal Accounting Officer

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE

                                                                                             Three Months Ended August 31,
                                                                                Basic                          Diluted

                                                                ----------------  ---------------   -------------   ----------------
                                                                       1999              1998           1999              1998
                                                                ----------------  ---------------   -------------   ----------------
Common stock and common stock equivalents:
  Average common stock outstanding                                   16,205,035       14,090,148      16,205,035         14,090,148
  Average common stock equivalents
    issuable under stock options                                              -                -         286,835             13,368
                                                                ----------------  ---------------   -------------    ---------------

Total average common stock and common stock
  equivalents used for earnings per share computation                16,205,035       14,090,148      16,491,870         14,103,516
                                                                ----------------  ---------------   -------------    ---------------

Income:
    Net income (loss) from continuing operations                  $     434,943     $   (650,442)    $   434,943      $    (650,442)
    Net income (loss) from discontinued operations,
      net of taxes                                                       82,994         (684,881)         82,994           (684,881)
    Gain on sale of discontinued operations,
      net of taxes                                                   20,054,787                -      20,054,787                  -
                                                                ----------------  ---------------   -------------     --------------

            Net income (loss)                                     $  20,572,724     $ (1,335,323)    $20,572,724      $  (1,335,323)
                                                                ----------------  ---------------   -------------     --------------

Net income (loss) per common and common equivalent share:
    Net income (loss) from continuing operations                  $        0.02     $      (0.04)    $      0.02      $       (0.04)
    Net income (loss) from discontinued operations,
      net of taxes                                                         0.01            (0.05)           0.01              (0.05)
    Gain on sale of discontinued operations,
      net of taxes                                                         1.24                -            1.22                  -
                                                                ----------------  ---------------   -------------     --------------

            Net income (loss)                                     $        1.27     $      (0.09)    $      1.25      $       (0.09)
                                                                ----------------  ----------------  -------------     --------------
