Form 10-Q
period 1999-11-30
NATIONAL DISCOUNT BROKERS GROUP INC
filed 2000-01-14
CIK 811917

January 13, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: National Discount Brokers Group, Inc.
      Report on Form 10-Q for the Three and Six Months Ended November 30, 1999

Gentlemen:

Enclosed please find the following material submitted on behalf of National Discount Brokers Group, Inc.("Company"):

One complete copy of the Company's report on Form 10-Q for the Three and Six Months Ended November 30, 1999 including financial statements and exhibits.

Thank you for your attention to this matter.

Very truly yours,

/s/ Daniel Fishbane
Daniel Fishbane
Chief Financial Officer and
Principal Accounting Officer

                                                                      CONFORMED
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For Quarter Ended November 30, 1999
                                       OR
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the transition period from           to

                                                     -----------   -------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ----    ----
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          16,988,757 shares of Common Stock, par value $.01 per share, were outstanding on December 31, 1999.

                      NATIONAL DISCOUNT BROKERS GROUP, INC.
                                AND SUBSIDIARIES


                                      INDEX

                                                                                                                PAGE




Part I - Financial Information

Item 1. - Financial Statements

  Condensed Consolidated Statements of Financial Condition -
     November 30, 1999 (Unaudited) and May 31, 1999...............................................................3

  Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) -
     Three and Six Months Ended November 30, 1999 and 1998........................................................4

  Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Six Months Ended November 30, 1999 and 1998..................................................................6

  Notes to Condensed Consolidated Financial Statements (Unaudited) -
     November 30, 1999............................................................................................8

Item 2. - Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................................12

Item 3. - Quantitative and Qualitative Disclosures About Risk....................................................19

Part II - Other Information

Item 1. - Legal Proceedings......................................................................................20

Item 4. - Submission of Matters to a Vote of Security Holders....................................................20

Item 6. - Exhibits and Reports on Form 8-K.......................................................................21

Signatures.......................................................................................................22



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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         November 30,
                                                             1999             May 31,
ASSETS                                                     (Unaudited)         1999
                                                      -----------------------------------

Cash and cash equivalents                             $     24,249,689   $       411,629
Receivables:
  Clearing brokers                                         107,635,769        86,509,122
  Other                                                      2,513,492         2,901,799
Securities owned, at market value                           69,360,004        38,048,489
U.S. Treasury Obligations ($954,940 and $8,418,260 held
  as collateral at November 30, 1999 and May 31, 1999,
  respectively)                                            103,675,588         8,418,260
Securities not readily marketable, at fair value               600,000           500,000
Investment in discontinued operations                                -        28,341,746
Loans and notes receivable                                     193,728         1,094,989
Furniture, fixtures, equipment and leasehold improvements -
  at cost, net of accumulated depreciation and
  amortization of $16,800,490 at November 30, 1999 and
  $15,304,535 at May 31, 1999                               18,903,121        14,837,114
Computer software - at cost, net of accumulated
  amortization of $4,375,940 at November 30, 1999 and
  $3,624,381 at May 31, 1999                                 8,246,884         4,996,223
Exchange membership (market value $1,520,000 at
  May 31, 1999)                                                      -           351,496
Secured demand notes receivable                                      -        27,000,000
Deferred tax asset, net of valuation allowance of
  $294,909 at November 30, 1999)                             1,101,164           825,797
Other (primarily deposits on leasehold improvements
  at November 30, 1999)                                     10,607,444         3,054,144
                                                      -----------------  ----------------
          Total assets                                $    347,086,883   $   217,290,808
                                                      -----------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value $     40,752,576   $    11,723,172
  Accrued compensation, accounts payable
    and accrued expenses                                    41,943,945        46,296,949
  Loan payable                                                       -        15,000,000
  Income taxes payable                                       5,438,726         2,275,481
                                                      -----------------  ----------------

          Total liabilities                                 88,135,247        75,295,602
                                                      -----------------  ----------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                         -                 -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 17,333,201 shares at
   November 30, 1999 and 14,343,201 at May 31, 1999            173,332           143,432
  Additional paid-in capital                               157,403,873        65,828,938
  Retained earnings                                        105,526,436        80,181,611
                                                      -----------------  ----------------
                                                           263,103,641       146,153,981
  Less: Treasury stock - at cost, 347,710 shares
    at November 30, 1999 and 348,277 shares at
    May 31, 1999                                            (4,152,005)       (4,158,775)
                                                      -----------------  ----------------
          Total stockholders' equity                       258,951,636       141,995,206
                                                      -----------------  ----------------

          Total liabilites and stockholders' equity   $    347,086,883   $   217,290,808
                                                      -----------------  ----------------








The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended November 30,       Six Months Ended November 30,
                                                      -----------------------------------   --------------------------------
                                                              1999              1998              1999            1998
                                                      -----------------  ----------------   --------------  --------------
Revenue:
  Firm securities transactions, net                   $     50,794,610   $    31,233,445    $  85,269,761   $  50,789,416
  Commission income                                         13,753,615         9,555,198       26,068,794      18,399,292
  Interest and dividends                                     4,794,407         2,254,992        9,546,498       4,517,945
  Fee income                                                 1,474,833           999,479        2,808,718       1,894,139
  Other                                                         37,112         1,335,228          182,954       1,525,704
                                                      -----------------  ----------------   --------------  --------------

       Total revenue                                        70,854,577        45,378,342      123,876,725      77,126,496
                                                      -----------------  ----------------   --------------  --------------


Expenses:
  Compensation and benefits                                 26,655,094        15,903,960       45,004,103      28,525,291
  Clearing and related brokerage charges                    13,244,239        10,586,296       25,241,887      19,986,404
  Communications                                             4,484,951         3,578,586        8,365,834       7,333,388
  Selling and marketing:
    Advertising and marketing costs                          7,281,586         1,184,366       14,082,695       2,593,251
    Sales-related travel and entertainment                     583,691           327,663        1,357,786         717,874
  Technology development and other related costs:
    Depreciation and amortization                            2,809,292         1,802,553        6,686,814       3,487,414
    Equipment rental                                           677,830           135,831        1,210,480         261,597
    Technology consulting                                    1,666,142           351,534        2,824,229         570,623
    Repairs and maintenance                                  1,027,975           545,493        1,613,786       1,123,824
  Other:
    Professional fees                                          613,402         1,203,157        1,113,810       1,920,367
    Occupancy costs                                          1,683,736           661,199        3,421,430       1,269,476
    Other                                                    1,981,246         1,336,814        4,007,440       2,310,785
                                                      -----------------  ----------------   --------------  --------------

       Total expenses                                       62,709,184        37,617,452      114,930,294      70,100,294
                                                      -----------------  ----------------   --------------  --------------


   Income from continuing operations
     before income taxes                                     8,145,393         7,760,890        8,946,431       7,026,202

   Income taxes (benefit):
        Federal, currently payable                           2,034,304         2,288,752        2,299,864       2,146,335
        State and local, currently payable                   1,965,730         1,097,614        2,176,072       1,209,959
                                                      -----------------  ----------------   --------------  --------------

                  Total current income tax expense           4,000,034         3,386,366        4,475,936       3,356,294
                                                      -----------------  ----------------   --------------  --------------


        Federal, deferred                                      217,591           (38,077)         193,624         (76,409)
        State and local, deferred                             (383,151)          (20,283)        (468,991)        (36,125)
                                                      -----------------  ----------------   --------------  --------------

                  Total deferred income tax benefit           (165,560)          (58,360)        (275,367)       (112,534)
                                                      -----------------  ----------------   --------------  --------------


           Total income taxes from continuing operations     3,834,474         3,328,006        4,200,569       3,243,760
                                                      -----------------  ----------------   --------------  --------------


   Net  income from continuing operations                    4,310,919         4,432,884        4,745,862       3,782,442
                                                      -----------------  ----------------   --------------  --------------


   Discontinued operations:
     Income from discontinued operations,
        net of taxes                                                 -         1,450,529           82,994         765,648
     Gain on sale of discontinued operations,
        net of taxes                                           461,182                 -       20,515,969               -
                                                      -----------------  ----------------   --------------  --------------

                                                               461,182         1,450,529       20,598,963         765,648
                                                      -----------------  ----------------   --------------  --------------


   Net income                                         $      4,772,101   $     5,883,413    $  25,344,825   $   4,548,090
                                                      -----------------  ----------------   --------------  --------------












                                   (Continued)

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                   (Continued)




                                                         Three Months Ended November 30,       Six Months Ended November 30,
                                                      -----------------------------------   --------------------------------
                                                             1999               1998               1999            1998
                                                      -----------------  ----------------   --------------  --------------

   Other comprehensive income (loss), before tax:
      Unrealized (gain) loss on investment securities
         available for sale:
           Unrealized holding gains (losses) arising
             during period                              $            -       $   482,815    $         -      $   (409,023)
           Less: reclassification adjustment for gains
             included in net income                                  -        (1,428,865)             -        (1,428,865)
                                                      -----------------  ----------------   --------------  --------------

  Other comprehensive loss before tax                                -          (946,050)             -        (1,837,888)
   Income tax benefit related to items of other
     comprehensive income (loss)                                     -          (416,262)             -          (719,487)
                                                      -----------------  ----------------   --------------  --------------

   Other comprehensive income loss, net of tax                       -          (529,788)             -        (1,118,401)
                                                      -----------------  ----------------   --------------  --------------


   Comprehensive income                               $      4,772,101   $     5,353,625    $  25,344,825   $   3,429,689
                                                      -----------------  ----------------   --------------  --------------




   Net  income per common and potential
      common share  (a)
     Basic:
        Net  income from continuing operations        $           0.25   $          0.32    $        0.29   $        0.27
        Net income from discontinued operations,
          net of taxes                                            0.00              0.10             0.00            0.05
        Gain on sale of discontinued operations,
          net of taxes                                                              0.00             1.24            0.00
                                                      -----------------  ----------------   --------------  --------------

            Net income                                $           0.28   $          0.42    $        1.53   $        0.32
                                                      -----------------  ----------------   --------------  --------------

Weighted average common shares outstanding                  16,985,288        13,991,923       16,593,030      14,041,304
                                                      -----------------  ----------------   --------------  --------------


     Diluted:
        Net  income from continuing operations        $           0.25   $          0.32    $        0.28   $        0.27
        Net income from discontinued operations,
          net of taxes                                            0.00              0.10             0.00            0.05
        Gain on sale of discontinued operations,
          net of taxes                                                              0.00             1.22            0.00
                                                      -----------------  ----------------   --------------  --------------


            Net income                                $           0.28   $          0.42    $        1.50   $        0.32
                                                      -----------------  ----------------   --------------  --------------

Weighted average common shares outstanding                  17,217,926        13,994,535       16,852,766      14,049,294
                                                      -----------------  ----------------   --------------  --------------



(a) The sum of the individual quarters' earnings per common share does not equal the total amount for the six months ended November 30, 1999 or November 30, 1998 due to the effect of averaging the number of shares of potential common stock throughout the year.












The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended November 30,
                                                      -----------------------------------
                                                               1999               1998
                                                      -----------------  ----------------

 Cash flows from operating activities:

  Net income from continuing operations               $      4,745,862   $     3,782,442
  Net income from discontinued operations                                       8765,648
  Gain on sale of discontinued operations, net of taxes     20,515,969                 -

 Non-cash items included in net income:
  Depreciation and amortization                              6,686,814         3,809,363
  Gain on sale of securities available for sale                      -        (1,348,984)
  Gain on sale of securities not readily marketable                  -           (79,881)
  Loss of Equitrade allocated to minority partners                   -           142,280
  Provision for deferred taxes                                (275,367)         (112,535)

 (Increase) decrease in operating assets:
  Receivables:
    Clearing brokers                                       (21,126,647)      (11,715,082)
    Other                                                      388,307          (151,540)
  Securities owned, at market value                        (31,311,515)        4,835,845
  Other assets (net of deposits made on furniture,
     fixtures, equipment, leasehold improvements
     and computer software)                                  1,450,060           487,056
 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value       29,029,404         1,766,889
  Accrued compensation, accounts payable and
     accrued expense                                        (4,353,004)        4,349,582
  Income taxes payable                                       3,163,245         1,777,641
(Increase) decrease in operating assets due to sale
  of Equitrade:
    Investment in discontinued operations                   28,341,746                 -
    Exchange membership                                        351,496                 -
                                                      -----------------  ----------------

     Net cash provided by operating activities              37,689,364         8,308,724
                                                      -----------------  ----------------


 Cash flows from investing activities:

  Net purchases of U.S. Treasury obligations               (95,257,328)         (234,018)
  Proceeds from sale of securities available for sale                -         1,348,984
  Proceeds from sale of securities not readily marketable            -            79,881
  Notes issued                                                (160,000)         (900,000)
  Principal collected on notes receivable                    1,061,261            57,822
  Net purchases of furniture, fixtures,
    equipment and leasehold improvements                    (8,836,921)         (308,242)
  Deposits made on furniture, fixtures, equipment,
    leasehold improvements and computer software            (9,003,360)       (1,040,736)
  Purchases of computer software                            (5,166,561)         (796,277)
  Payment for purchase of intangible asset                           -          (450,000)
  Purchase of investment securities not readily marketable    (100,000)                -
  Issuance of subordinated notes receivable                          -        (2,500,000)
  Principal collected on subordinated notes receivable      27,000,000                 -
  Repayment of loan                                        (15,000,000)                -
                                                      -----------------  ----------------

     Net cash used in investing activities            $   (105,462,909)  $    (4,742,586)
                                                      -----------------  ----------------













                                   (Continued)

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                          Six Months Ended November 30,
                                                      -----------------------------------

                                                             1999               1998
                                                      -----------------  ----------------

 Cash flows from financing activities:

  Proceeds from issuance of common stock              $     91,603,950   $             -
  Proceeds from exercise of options                              7,655                 -
  Purchase of treasury stock                                         -        (2,018,144)
  Capital withdrawals by minority interest                           -        (1,747,784)
                                                      -----------------  ----------------

     Net cash provided by (used in) financing activities    91,611,605        (3,765,928)
                                                      -----------------  ----------------

 Net increase (decrease) in cash and cash equivalents       23,838,060          (199,790)

 Cash and cash equivalents at beginning of period              411,629         1,039,121
                                                      -----------------  ----------------

 Cash and cash equivalents at end of period           $     24,249,689   $       839,331
                                                      -----------------  ----------------




The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                November 30, 1999

Note 1 - Business and organization

     National Discount Brokers Group, Inc. ("NDB Group") is a holding company whose principal wholly owned subsidiaries are National Discount Brokers Corporation, doing business as NDB.com ("NDB.com"), and Sherwood Securities Corp. ("Sherwood Securities"). NDB Group and its subsidiaries, collectively referred to as the "Company", are primarily engaged in the securities business and in providing related financial services.

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

Note 2 - Basis of presentation

     The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the three and six months ended November 30, 1999 presentations.

Note 3 - Net income per common share

     Net income per common share is computed using the weighted average number of shares of common stock and potential common stock outstanding. Potential common stock comprises stock issuable under stock options. The treasury stock method of accounting was used in computing potential common stock for the computation of diluted earnings per common share.

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

     The Company has been named as a defendant in a number of lawsuits and arbitrations and is the subject of investigations that allege, among other things, violations of Federal and state securities laws and other laws. A substantial settlement or judgement in any of these cases could have a material adverse effect on the Company. Except as described in Item 3 to the Company's Form 10-K for the year ended May 31, 1999 and this Form 10-Q, management of the Company believes that none of these pending lawsuits, arbitrations and investigations is likely to have a material adverse effect on its financial condition, results of operations or liquidity, although the Company cannot be certain of this.

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

Note 5 - Net capital requirements

     As registered broker-dealers, Sherwood Securities and NDB.com are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of November 30, 1999, the net capital of Sherwood Securities and NDB.com exceeded their required net capital under the Rule by $59,343,000 and $16,491,000, respectively.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital would be less than the amount required under the Rule. Accordingly, at November 30, 1999, the payment of dividends and advances to the Company by Sherwood Securities and NDB.com is limited to $59,143,000 and $16,441,000, respectively, under the most restrictive of these requirements.

Note 6 - Segments

     Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has two reportable segments: discount brokerage and market making. NDB.com transacts all business that will be reported in the Company's discount brokerage segment. Its revenues are principally in the form of retail commission income, distribution assistance fees from mutual funds and interest earned on its customers' balances held at its clearing broker. Sherwood Securities represents the Company's market making segment, which derives its firm securities transaction revenues either from the spread between the price paid when a security is bought and the price received when a security is sold or from proprietary investments, as well as limited interest and dividend income. "All Other" category revenues consist principally of interest and realized gains/losses on securities available for sale.

     Revenue from the transactions with other segments within the Company (referred to as intersegment revenues) is recorded at market value, as if the transactions were with third parties.

     The Company evaluates the performance of its segments based on profit or loss from operations before income taxes. No single customer accounted for more than 10% of the Company's condensed consolidated revenues. Information on segment assets is not disclosed because it is not used for evaluating segment performance and deciding how to allocate resources to segments. However, capital expenditures are used in evaluating segment performance and are therefore disclosed. Capital expenditures are reported net of proceeds from the sale of fixed assets, if any. Substantially all of the Company's revenues and assets are attributable to or located in the U.S.

      Financial information for the Company's reportable segments is presented in the following table, which excludes the Company's discontinued operations, Equitrade.


                                                  Three Months Ended November 30, 1999
                                          Discount      Market
                                         Brokerage      Making           All Other          Total
Revenue from external sources          $16,735,000     $52,330,000      $ 1,790,000     $70,855,000
Intersegment revenue                     2,061,000               -          106,000       2,167,000
                                       -------------   -----------      -------------   -----------
Total revenue                          $18,796,000     $52,330,000      $ 1,896,000     $73,022,000
                                       -----------     -----------      -----------     -----------
Profit (loss) before income taxes      $(3,219,000)    $11,149,000      $   215,000     $ 8,145,000
Capital expenditures (1)               $ 6,651,000     $ 1,783,000      $ 6,212,000     $14,646,000




                                                  Three Months Ended November 30, 1998
                                          Discount      Market
                                         Brokerage      Making            All Other          Total
Revenue from external sources          $11,678,000     $32,192,000       $1,508,000     $45,378,000
Intersegment revenue                     1,484,000          26,000          588,000       2,098,000
                                       -------------   ------------   -------------   -------------
Total revenue                          $13,162,000     $32,218,000       $2,096,000     $47,476,000
                                       -----------     -----------      ------------    -----------
Profit (loss) before income taxes      $(1,141,000)   $  8,031,000      $   871,000    $  7,761,000
Capital expenditures (1)               $   449,000    $  1,124,000      $       -      $  1,573,000


                                                    Six Months Ended November 30, 1999
                                          Discount       Market
                                          Brokerage      Making            All Other          Total
Revenue from external sources          $ 32,133,000     $88,219,000      $ 3,525,000     $123,877,000
Intersegment revenue                      3,814,000            5,000         322,000        4,141,000
                                       --------------   -----------      -------------   ------------
Total revenue                          $ 35,947,000     $88,224,000      $ 3,847,000     $128,018,000
                                       ------------     -----------      -----------     ------------
Profit (loss) before income taxes      $(10,495,000)    $18,249,000      $ 1,192,000     $  8,946,000
Capital expenditures (1)               $ 11,225,000     $ 5,067,000      $ 6,715,000     $ 23,007,000


                                                    Six Months Ended November 30, 1998
                                          Discount      Market
                                         Brokerage      Making            All Other          Total
Revenue from external sources          $22,596,000     $52,789,000       $1,741,000     $77,126,000
Intersegment revenue                     2,836,000          68,000        1,187,000       4,091,000
                                       -------------   ------------     ------------    -----------
Total revenue                          $25,432,000     $52,857,000       $2,928,000     $81,217,000
                                       -----------     -----------      ------------    -----------
Profit (loss) before income taxes      $(2,524,000)   $  8,045,000      $ 1,505,000     $ 7,026,000
Capital expenditures (1)               $ 1,185,000    $  1,356,000      $    54,000     $ 2,595,000

(1) - includes deposits made on assets not yet placed in service.


     The following table is a reconciliation of reportable profit (loss) before income taxes to the Company's consolidated totals.

                                                Three Months Ended                 Six Months Ended
                                                   November 30,                       November 30,
                                               1999             1998             1999              1998
                                               ----             ----             ----              ----
Total profit before income taxes
   for reportable segments               $  7,930,000      $  6,890,000   $  7,754,000      $    5,521,000
Other profit                                  215,000           871,000      1,192,000           1,505,000
                                         --------------    ------------    -------------    ---------------

Total consolidated profit before
income taxes                             $  8,145,000      $  7,761,000   $  8,946,000      $    7,026,000
                                         ------------      --------------   ------------    ---------------


Note 7 - Discontinued Operation

     On June 18, 1999, the Company sold its 46.845% membership interest in Equitrade. As such, the operations of Equitrade have been reflected in discontinued operations for all periods reported. Revenue and expenses for the six months ended November 30, 1999 applicable to this discontinued operation, prior to the allocation of minority interest and income taxes, were approximately $1,728,000 and $1,570,000, respectively, and for the six months ended November 30, 1998 were approximately $6,898,000 and $5,311,000, respectively. The gain on the sale was approximately $20,516,000, net of taxes and other expenses directly related to the sale.

Note 8 - Subsequent Event

     Subsequent to November 30, 1999, the Company decided that in connection with the move to 90 Hudson Street from New York City, the Company expects, by fiscal year end, to abandon and write-off approximately $3 million in net book value of equipment and related software that will be incompatible with the new network and production platform established at 90 Hudson Street and write-off approximately $1.5 million in net book value of leasehold improvement costs at its current locations in New York City. Accordingly, the estimated useful lives of these assets have been reduced such that their book value will fully depreciate/amortize as of the end of the current fiscal year.

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Description of Business

      National Discount Brokers Group, Inc. ("NDB Group") and its subsidiaries (collectively, the "Company") are primarily engaged in the securities business and in providing related financial services. National Discount Brokers Corporation (formerly Triak Services Corp.), doing business as NDB.com
("NDB.com"), is an on-line deep discount brokerage firm specializing in trade execution for individual investors. Sherwood Securities Corp. ("Sherwood Securities") is primarily engaged in the securities business as a wholesale market maker in Nasdaq National Market System and other over-the-counter securities.

Results of Operations

     The results of continuing operations of the Company for the three and six months ended November 30, 1999 reflect primarily the activities of NDB.com and Sherwood Securities.

     We have experienced and expect to continue to experience, fluctuations in quarterly operating results due to a variety of factors, including the value of our market-making securities positions, the volume of our market-making activities, volatility in the securities markets, our ability to attract and retain personnel, overhead and other expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow, clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital and advertising expenditures and general economic conditions. If demand for our market making and discount brokerage services declines either due to changing market conditions or to competitive pressures, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, some seasonality in our business.

       Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to sustain the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to sustain our profitability on a quarterly basis.

     On June 18, 1999, NDB Group and its wholly owned subsidiary, SHD Corp., sold their 46.845% aggregate membership interests in Equitrade Partners, L.L.C ("Equitrade"). As a result, the results of operations of Equitrade have been segregated and reflected as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income. For the six months ended November 30, 1999, the Company has recognized a gain on the sale of Equitrade of $20,516,000, net of taxes and other expenses directly related to the sale. The gain on sale of discontinued operations of $461,000 for the quarter ended November 30, 1999 represents an adjustment to the taxes estimated to be owed on the sale of Equitrade.

     The Company's consolidated net income from continuing operations for the quarter ended November 30, 1999 was $4,311,000 compared to $4,433,000 for the quarter ended November 30, 1998, a decrease of $122,000 or 3%. For the three months ended November 30, 1999, Sherwood Securities had net income of $6,075,000 compared to net income of $4,516,000 for the three months ended November 30, 1998. NDB.com had a net loss of $1,794,000 for the quarter ended November 30, 1999, compared to a net loss of $635,000 for the quarter ended November 30, 1998.

     The Company's consolidated net income from continuing operations for the six months ended November 30, 1999 was $4,746,000 compared to $3,782,000 for the six months ended November 30, 1998, an increase of $964,000 or 25%. For the six months ended November 30, 1999, Sherwood Securities had net income of $9,853,000 compared to net income of $4,469,000 for the six months ended November 30, 1998. NDB.com had a net loss of $6,043,000 for the six months ended November 30, 1999, compared to a net loss of $1,550,000 for the six months ended November 30, 1998.

     Total revenue from continuing operations of the Company increased by $25,476,000, or 56%, for the three months ended November 30, 1999, as compared with the quarter ended November 30, 1998, and increased $46,750,000, or 61%, for the six months ended November 30, 1999, as compared with the six months ended November 30, 1998. Total revenue for Sherwood Securities was $52,330,000 (or $17.36 per trade) and $88,224,000 (or $16.83 per trade) for the three and six months ended November 30, 1999, respectively, as compared to $32,218,000 (or $25.61 per trade) and $52,857,000 (or $21.85 per trade) for the three and six months ended November 30, 1998, respectively. Total revenue for NDB.com (before elimination of the rebate received from Sherwood Securities for order flow) was $18,796,000 (or $29.89 per trade) and $35,947,000 (or $30.98 per trade) for the three and six months ended November 30, 1999, respectively, as compared to $13,163,000 (or $31.99 per trade) and $25,432,000 (or $32.15 per trade) for the three and six months ended November 30, 1998, respectively. The reasons for the changes in total revenues are set forth below.

     Revenue from firm securities transactions generated by Sherwood Securities increased by $19,561,000, or 63%, and by $34,480,000, or 68%, for the three and six months ended November 30, 1999, respectively, as compared with the equivalent periods in 1998. The increased activity in the equity markets, particularly trading volume in internet and high technology related stocks, resulted in increases in Sherwood Securities' ticket and share volume, respectively, for the quarter and six months ended November 30, 1999 as compared to the same periods a year ago. These increases in ticket and share volume were more than enough to make up for the decrease in the trading profits per ticket.


                                     Three Months Ended November 30,
                                                                               Percentage
                                      1999                 1998                  Change
                                      ----                 ----                  ------
Trading profit per ticket            $16.85               $24.83                  (33%)
Average daily trades                 47,800               20,000                  139%
Share volume (billions)               3.1                   1.6                    94%
Average   number   of   shares
  per ticket                          1,030                1,300                  (21%)


                                      Six Months Ended November 30,
                                                                               Percentage
                                     1999                  1998                   Change
                                     ----                  ----                  ------
Trading profit per ticket           $16.27                $21.00                  (23%)
Average daily trades                41,000                18,900                  117%
Share volume (billions)               5.5                  3.2                     72%
Average   number   of   shares
per ticket                           1,050                 1,350                  (22%)


     The Company's commission income, primarily generated by NDB.com, increased by $4,198,000, or 44%, and by $7,670,000, or 42%, for the three and six months ended November 30, 1999, respectively, when compared with the same periods in the prior year. These increases occurred primarily due to a rise in NDB.com's average daily ticket count. Increases in the volume of transactions for the U.S. equity markets and an increase in the number of NDB.com's customer accounts led to the rise in NDB.com's ticket count. The percentage increases in average daily ticket count outpaced the percentage increases in commission income, however, because a larger portion of NDB.com's transactions were performed via its lower costing website, rather than utilizing higher costing live representatives.


                                      Three Months Ended November 30,
                                                                               Percentage
                                         1999                1998                Change
                                         ----                ----                ------
Average daily tickets                   10,000               6,500                 54%
Average number of customers            168,800             110,200                 53%
Average trades per customer               3.7                 3.7                   0%
Percentage of trades on-line              76%                 59%                  29%



                                       Six Months Ended November 30,
                                                                               Percentage
                                         1999                1998                Change
                                         ----                ----                ------
Average daily tickets                    9,100               6,200                 47%
Average number of customers            159,800             107,500                 49%
Average trades per customer               7.3                 7.4                  (1%)
Percentage of trades on-line              74%                 56%                  32%




     Interest and dividend income increased by $2,539,000, or 113%, and $5,029,000, or 111%, for the three and six months ended November 30, 1999, respectively, as compared to the same periods in the prior year. These increases are due principally to two factors. First, there were larger average amounts of cash available to earn interest. This was primarily due to the Company taking in cash of approximately $177,000,000 in connection with the underwritten public offering of its common stock that closed on June 25, 1999 and the sale of its membership interests in Equitrade on June 18, 1999. In addition, the average customer debit and credit balances that are held with NDB.com's clearing broker continued to rise.

     Fee income generated by NDB.com increased by $475,000, or 48%, and $915,000, or 48%, for the three and six months ended November 30, 1999, respectively, as compared to the same periods in the prior year. The increases are principally due to NDB.com receiving higher distribution assistance fees from money market funds, as customers' balances in those funds have increased since the prior year.

     Total expenses for the three months ended November 30, 1999 increased approximately $25,092,000, or 67%, from $37,617,000 in the quarter ended November 30, 1998 to $62,709,000 during the quarter ended November 30, 1999. Total expenses for the six months ended November 30, 1999 increased approximately $44,830,000, or 64%, from $70,100,000 during the six months ended November 30, 1998 to $114,930,000 during the current year. The reasons for the changes in expenses are set forth below.

    Compensation and benefits increased by $10,751,000, or 68%, and $16,479,000, or 58%, for the three and six months ended November 30, 1999, respectively, as compared to the equivalent periods in the prior year. As a percentage of revenue, employee compensation and benefits was 38% and 36% for the three and six months ended November 30, 1999, respectively, versus 35% and 37% for the comparable periods in the prior fiscal year. The increases in this expense were primarily due to a rise in compensation to Sherwood Securities' traders and salesmen resultant from the increase in Sherwood Securities' net trading revenue and profitability. Similarly, based on the increasing profitability of the Company, management and employee bonuses have increased. Finally, the number of employees increased to 399 for Sherwood Securities and 340 for NDB.com as of November 30, 1999, from 291 and 219, respectively, as of November 30, 1998. The increase in employees was necessitated by the significant increase in trade volume and technological needs that the Company has experienced over the last year. The Company expects compensation and benefits expense to continue to increase in support of expected increases in customer accounts, customer assets and trades.

    Clearing and related brokerage charges increased by $2,658,000, or 25%, and $5,255,000, or 26%, for the three and six months ended November 30, 1999, respectively, as compared to same periods in the prior year. As a percentage of revenue, clearing and related brokerage charges decreased to 19% and 20% for the three and six months ended November 30, 1999, respectively, from 23% and 26% for the comparable periods in fiscal 1998. The increase in clearing and related charges for the three and six months ended November 30, 1999 was mainly due to increases in Sherwood Securities' and NDB.com's ticket counts of 131% and 53%, respectively, for the quarter ended November 30, 1999 and 117% and 47%, respectively, for the six months ended November 30, 1999. Partially offsetting these increases, and leading to the decrease in clearing and related brokerage charges as a percentage of revenue, were decreases in per ticket rates negotiated with NDB.com's clearing broker as of February 1999.

     Communications increased by $906,000, or 25%, and $1,032,000, or 14%, for the three and six months ended November 30, 1999, respectively, as compared to the same periods in the prior year. The increases are mainly due to a rise in the cost associated with obtaining market data and quotation services. Usage of such services has increased as the number of users has risen since the prior fiscal year.

     Advertising costs increased by $6,097,000, or 515%, and $11,489,000, or 443%, for the three and six months ended November 30, 1999, respectively, as compared to the comparable periods in the prior year. The increases are due to additional media buys and the costs to produce a new line of advertisements designed to strengthen NDB.com brand awareness and to put a focus on its products and services. The Company uses a combination of network and cable television, local radio and print media to attract new customers. NDB.com also attains new customers through its affinity relationship program. Acquisition costs per customer account for NDB.com were $379 and $378 for the three and six months ended November 30, 1999 as compared to $107 and $156 for the three and six months ended November 30, 1998. Increased media spending by NDB.com, and by its competitors in the online brokerage industry, has led to the overall increases in the average cost to acquire an account. NDB.com continues to focus on attracting further affinity partnerships to help abate these escalating acquisition costs.

     Sales-related travel and entertainment increased by $256,000, or 78%, and $640,000, or 89%, for the three and six months ended November 30, 1999, respectively, as compared to the same periods in the prior year. The increases are due mainly to an increase in the number of Sherwood Securities' institutional and broker-dealer sales personnel and additional efforts by this sales force to attract new customers and maintain existing relationships.

       Depreciation and amortization increased by $1,007,000, or 56%, and $3,199,000, or 92%, for the three and six months ended November 30, 1999, respectively, as compared to the equivalent periods in the prior year. These increases can be attributed to two main factors. NDB.com and Sherwood Securities incurred additional charges for the write-off of obsolete computer equipment and software in connection with upgrades of their brokerage operations. Also contributing to the increase is depreciation and amortization incurred on fixed asset, leasehold improvement and computer software additions by Sherwood Securities and NDB.com aggregating approximately $5,018,000 and $9,050,000, respectively, during the period from June 1999 through November 1999.

     Equipment rental costs increased by $542,000, or 399%, and $949,000, or 363%, for the three and six months ended November 30, 1999, respectively, as compared to the same periods in the prior year. The Company has begun to lease a larger portion of the equipment used in connection with NDB.com's WebstationTM and Sherwood Securities' trading operations as the useful lives for much of this equipment has decreased due to the rapidly changing technologies involved.

     Technology consulting expense increased by $1,314,000, or 374%, and $2,254,000, or 395%, for the three and six months ended November 30, 1999, respectively, as compared to the comparable periods in the prior year. The increases are primarily due to rising fees paid to consultants in order to test and maintain NDB.com's website and Sherwood Securities' proprietary trading system.

     Repairs and maintenance costs increased by $482,000, or 88%, and $490,000, or 44%, for the three and six months ended November 30, 1999, respectively, as compared to the same periods in the prior year. These increases, primarily for NDB.com, are due to maintenance service contract fees paid in order to maintain infrastructures as the original warranties on the various systems continue to expire.

     Professional fees decreased by $590,000, or 49%, and $807,000, or 42%, for the three and six months ended November 30, 1999, respectively, as compared to the equivalent periods in the prior year, primarily due to a decrease in legal fees.

     Occupancy costs increased by $1,023,000, or 155%, and $2,152,000, or 170%, for the three and six months ended November 30, 1999, respectively, as compared to the same periods in the prior year. The increases are principally due to the signing of two additional leases for office locations to house NDB.com and the Company's forthcoming clearing operations.

      Other expenses increased by $643,000, or 48%, and $1,613,000, or 70%, for the three and six months ended November 30, 1999, respectively, as compared to the equivalent periods in the prior year. The increases are due primarily to an increase in fees paid to employment agencies for the placement of new and temporary employees, and fees for tuition and conferences for employees of Sherwood Securities and NDB.com. The remainder of the increases in other expenses is due to the overall growth in the volume of business and the increase in staff size.

     The Company's effective tax rate was approximately 47% for the three month period ended November 30, 1999 as compared to 43% for the three months ended November 30, 1998 and was approximately 47% for the six month period ended November 30, 1999 as compared to 46% for the six months ended November 30, 1998.

    For the three and six months ended November 30, 1999, included in income tax expense are deferred tax benefits of approximately $166,000 and $275,000, respectively. These deferred tax benefits relate to the future taxability of certain temporary book to tax basis differences and to the carryforward of NDB.com's taxable loss to future periods for certain tax jurisdictions. In conjunction with the deferred tax asset, the Company has recorded a valuation allowance of $295,000 because, in management's judgment, it was concluded that it was more likely than not that a portion of the benefit may not be realized. Absent this valuation allowance, the Company's effective tax rate would have been approximately 43% and 44% for the three and six months ended November 30, 1999, respectively.


Liquidity

     The Company's tangible assets are highly liquid, but subject to market price fluctuation, with more than 87% consisting of cash or assets readily convertible into cash (principally firm securities positions, U.S. Treasury obligations receivables from brokers and cash). The Company's operations have generally been financed by internally generated funds and the proceeds from the sale of its common stock and its interest in Equitrade.

     From time to time, the Company has borrowed funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. Management is reviewing alternatives to meeting these funding requirements.

  NDB Group's broker-dealer subsidiaries, Sherwood Securities and NDB.com, are subject to the SEC's minimum net capital requirement, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of November 30, 1999, Sherwood Securities and NDB.com had approximately $59,343,000 and $16,491,000, respectively, in excess of the SEC required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities' and NDB.com's businesses, which are more severe than those imposed on most other businesses.

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

  As a result of the sale of Equitrade on June 18, 1999, the Company received approximately $85,000,000 in net cash proceeds comprised principally of a pre-tax gain of approximately $42,000,000 (before a bonus to the Company's chief executive officer), the return of capital of approximately $28,000,000, the repayment of subordinated notes receivable of $27,000,000 and the repayment of other notes and interest receivable of approximately $3,000,000. As part of the sale, the Company also repaid its $15,000,000 loan to Spear, Leeds & Kellogg, LP from the above mentioned proceeds.

   On June 25, 1999, the Company closed an underwritten public offering of 2,990,000 shares of its common stock, which resulted in its receipt of approximately $91,600,000 in proceeds, net of underwriters' discounts and commissions and expenses related to the offering.

     The Company's capital expenditures were $23.0 million and $2.1 million during the six months ended November 30, 1999 and 1998, respectively, including deposits made on assets not yet placed in service. Capital expenditures during the first six months of fiscal 2000 were primarily related to the expansion of Sherwood Securities' trading floor and offices and the build out of the new facilities at 90 Hudson Street in Jersey City, as well as for the continued upgrading of the Company's information technology systems and telecommunications equipment. The Company expects that it will spend an additional $25 million during the remaining two quarters of fiscal year 2000 in capital expenditures for its new facilities (including the data center) at 90 Hudson Street for a total of $35 million. 65% of these assets are expected to be leased/depreciated over an average life of 24 to 36 months in accordance with the Company's leasing or, if purchased, depreciation policies. The remainder will be depreciated over the 15-year term of the 90 Hudson Street facilities lease. Moreover, the Company expects to spend an additional $5-$7 million in capital expenditures on ongoing technological improvements and product enhancements during the remaining two quarters and intends to finance these upgrades, as it did during the six months ended November 30, 1999, with funds received from the underwritten public offering of its common stock that closed on June 25, 1999 and the sale of Equitrade. As NDB.com expends money on new technology during the third and fourth fiscal quarters of fiscal year 2000, maintenance costs (estimated at about 16% to 18% annually of the hardware costs incurred) will increase in proportion to these capital expenditures. The new space at 90 Hudson Street is currently expected to be placed in operation by mid-calendar year 2000. In connection with the move to 90 Hudson Street from New York City, the Company expects to abandon and write-off approximately $3 million in net book value of equipment and related software that will be incompatible with the new network and production platform established at 90 Hudson Street and write-off approximately $1.5 million in net book value of leasehold improvement costs at its current locations in New York City.

     The Company expects to spend approximately $16,000,000 on advertising during the two remaining fiscal quarters of fiscal year 2000. NDB.com is currently concentrating its advertising campaign on branding with some potential for direct account acquisition. With the continued increase in marketing spending by its competitors, NDB.com also continues to look for alternative methods of account acquisition through business to business associations. NDB.com, however, expects account acquisition costs to remain at approximately $300 to $400 per account during the remainder of fiscal 2000, absent any new business to business associations.

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

Year 2000 Compliance

     This material is subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

     State of Readiness. The Company prepared for the issues associated with the year 2000, including changes in the programming of internal and vendor computer systems. The year 2000 problem was pervasive and complex as virtually every computer operation will be affected by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's plan to deal with the year 2000 issue was a five-step plan, which included both information technology ("IT") and non-information technology ("non-IT") systems. IT systems include the Company's trading system, the Company's accounting software and the NDB.com WebstationTM. Non-IT systems include the Company's headquarters' water, sprinkler and elevator systems. The five steps were awareness, assessment, renovation, validation and implementation. Awareness required the notification to all employees, particularly senior management, of the potential year 2000 problem. Assessment included taking inventory of every product or service produced or used by the Company that relies on the use of dates. The date could be used to store, search, retrieve or calculate information. The awareness and assessment phases of the plan were 100% complete as of November 30, 1999. Renovation, which had also been substantially completed as of November 30, 1999, included the conversion of year 2000 non-compliant systems into year 2000 compliant systems. The Company believes that internal software and hardware identified as non-compliant have been made compliant or replaced, in all material respects, as of the date of this report. The Company has internally verified compliance of its new NDB.com WebstationTM. Validation comprises the testing of all systems by using test data with dates that include the year 2000. This is the certification phase of the Company's production platforms. Implementation was a final review of all year 2000 production systems, IT and non-IT, in service. The Company completed, in all material respects, the validation and implementation phases. The Company is dependent upon services rendered by third parties, such as telecommunications, electric and clearance, which may have a material effect on operations. These essential service providers indicated to the Company that they were year 2000 compliant. The Company did not experience any year 2000 problems with its production systems through the date of this report.

     Costs. Through November 30, 1999, the Company spent approximately $434,000 for software modifications, hardware and testing related to year 2000 of which $91,000 was incurred during the quarter ended November 30, 1999. The Company does not track internal costs related to year 2000 issues, which consist primarily of payroll expenses and, as a result, the foregoing estimate and actual expenditures do not include such internal costs. The Company has assessed that business interruption is the most reasonably likely worst case year 2000 scenario, although the effect upon the Company's results of operations, liquidity and financial condition is unknown.

     Contingency Plan. The Company formulated contingency plans should internal systems, vendors or customers fail to become compliant or fail to operate as a result of year 2000 problems.


Looking Ahead

     The Company expects that it will spend an additional $25 million during the remaining two quarters of fiscal year 2000 in capital expenditures for its new facilities (including the data center) at 90 Hudson Street for a total of $35 million. Moreover, the Company expects to spend an additional $5-$7 million in capital expenditures on ongoing technological improvements and product enhancements during the remaining two quarters. The new space at 90 Hudson Street is currently expected to be placed in operation by mid-calendar year.

     The Company expects to spend approximately $16,000,000 on advertising during the two remaining fiscal quarters of fiscal year 2000. NDB.com is currently concentrating its advertising campaign on branding with some potential for direct account acquisition. With the continued increase in marketing spending by its competitors, NDB.com also continues to look for alternative methods of account acquisition through business to business associations.

     During the fiscal year ending May 31, 2000, Sherwood Securities has added and is expected to add an aggregate of approximately 60 new trading and sales positions to its facilities nationwide, bringing the total number to approximately 310 nationwide. It is also expected that the upcoming change to decimalization in the NASDAQ trading market will further narrow the spread between "bid" and "ask" prices on the stocks in which Sherwood Securities makes markets and may adversely affect profitability per ticket. Management believes, however, that Sherwood will be able to capitalize on the increased volatility and liquidity in the markets that decimalization may bring about.

     In connection with the growth of both Sherwood Securities and NDB.com, the Company's employee count has grown from 702 at August 31, 1999 to 739 at November 30, 1999. During the fiscal year ending May 31, 2000, Sherwood Securities has added and is expected to add an aggregate of approximately 60 new trading and sales positions to its facilities nationwide, bringing the total number to approximately 310 nationwide. The Company intends to continue to expand its workforce during the remainder of the current fiscal year and believes competition for employees in the brokerage and technology fields will put upward pressure on average employee compensation. Separately, the Company estimates that it will begin self-clearing NDB.com and Sherwood Securities at the end of calendar year 2000.

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

      Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligations. The Company clears its securities transactions through unaffiliated clearing agents. Under the terms of its clearing agent agreements, the Company's clearing agents have the right to charge it for losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, the Company's policy is to monitor the credit standing of its customers and maintain collateral to support margin loans to customers. Further, a significant portion of the Company's and its customer assets are held at one or more clearing agents. Therefore, it would incur substantial losses if one of the Company's clearing agents were to become insolvent or otherwise unable to meet its financial obligations.

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

     Legal risk is the risk associated with non-compliance with legal and regulatory requirements, and counterparty non-performance based upon non-credit related conditions, such as legal authority or capacity. The SEC, NASD, and other agencies extensively regulate the U.S. securities industry. The Company is required to comply strictly with the rules and regulations of these agencies. Further, there are frequent changes in the laws and regulations affecting the securities industry and the securities markets. If the Company fails to comply with any of these laws, rules, or regulations, it is subject to censure, fines, cease-and-desist orders or suspensions of its business. Additionally, the SEC and NASD have strict rules that require it to maintain sufficient net capital. If it fails to maintain the required net capital, the SEC or the NASD may suspend or revoke its broker-dealer licenses. In addition, the Company may be subject to lawsuits or arbitration claims by customers, employees or other third parties in the different jurisdictions in which it conducts business (see Part II, Item 1, below). The Company has established procedures in accordance with legal and regulatory requirements that are designed to reasonably ensure compliance in these matters.

     Market risk is the risk of loss that may result from changes in interest and foreign exchange rates, equity and commodity prices and the correlations among them. The Company's current operations and trading activity limit its exposure to the interest rate and equity price exposure components of market risk.

     Interest rate risk is the possibility of a loss in the value of financial instruments from changes in interest rates. The Company's primary exposure to interest rate risk arises from its interest earning assets (mainly deposits at clearing brokers, loans and notes receivable and U.S. Treasury obligations) and funding sources (loans payable). The Company attempts to mitigate this risk by only holding U.S. Treasury obligations with maturities of one year or less. For the other interest earning assets and funding sources, the interest rate risk is not material, as the underlying value will not vary with changes in interest rates.

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

     The Company maintains inventories for trading purposes in exchange-listed, Nasdaq and other over-the-counter securities on both a long and short basis. The fair value of these securities at November 30, 1999 was $69.4 million in long positions and $40.8 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $2.9 million as of November 30, 1999. A 10% hypothetical decline was used to represent a significant yet plausible market change.

     Other financial instruments exposed to equity rate risk are held for purposes other than trading. This includes investments by the Company in three privately held corporations. These investments were valued at their fair value, $600,000 at November 30, 1999, in the Company's condensed consolidated financial statements under the heading "Securities not readily marketable". The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $60,000 as of November 30, 1999.



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

     The Company has been named as a defendant in a number of lawsuits and arbitrations and is the subject of investigations that allege, among other things, violations of Federal and state securities laws and other laws. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. Except as described disclosed in Item 3 to the Company's Form 10-K for the year ended May 31, 1999, Form 10-Q for the quarter ended August 31, 1999 and this Form 10-Q, management of the Company believes that none of these pending lawsuits, arbitrations and investigations is likely to have a material adverse effect on its financial condition, results of operations or liquidity, although the Company cannot be certain of this.

     On November 8, 1999,  the  settlement  agreement in the case In Re:  Nasdaq
Market Makers Antitrust Litigation became final when an application for an extension of time to petition for certiorari was denied by a justice of the United States Supreme Court.



Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an Annual Meeting of its Stockholders on October 20, 1999.

          (b) (i) The following persons were elected directors for a term of three years:



                                                                              Votes          Votes
                                                                               For         Withheld
                             John P. Duffy                                    13,788,448      153,422
                             Thomas W. Neumann                                13,788,448      153,422
                             Charles Kirkland Kellogg                         13,788,348      153,522



               The following persons continued as directors:
               Arthur Kontos, James H. Lynch, Jr., Dennis Marino and Ralph N. Del Deo.

          (ii)   The shareholders ratified the 2000 National Discount Brokers Group, Inc. Compensation Plan.
                 The following was the shareholder vote on this matter:

                            For:                                         12,695,869
                            Against:                                      1,179,192
                            Withheld:                                        66,809
                            Broker Non-Vote:                                      0


         (iii)   The    shareholders    ratified   the    appointment   of
PricewaterhouseCoopers  LLP as the Company's independent auditors for the fiscal year ending May 31, 2000. The following was the shareholder vote on this matter:

                            For:                                         13,841,401
                            Against:                                         48,070
                            Withheld:                                        52,399
                            Broker Non-Vote:                                      0




Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                       Exhibit 10(a) - Employment Agreement dated as of
                                       November 8, 1999 between Daniel
                                       Fishbane and the Company

                       Exhibit 10(b) - 2000 National Discount Brokers Group,
                                       Inc. Compensation Plan incorporated
                                       by reference to Exhibit A to the National
                                       Discount Brokers Group, Inc. Proxy
                                       Statement dated September 9, 1999

                       Exhibit 11 - Computation of Net Income Per Common Share

                       Exhibit 27 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended November 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           National Discount Brokers Group, Inc.

                                           -------------------------------------

      Date: January 11, 2000               By: Arthur Kontos
      ----------------------               -------------------------------------
                                           Arthur Kontos
                                           Chief Executive Officer


      Date: January 11, 2000               By: Daniel Fishbane
      ----------------------               -------------------------------------
                                           Daniel Fishbane
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                                                   EXHIBIT 10(a)


                              EMPLOYMENT AGREEMENT

        AGREEMENT dated November 8, 1999 effective as of January 1, 2000 by and between NATIONAL DISCOUNT BROKERS GROUP, INC., a Delaware corporation, with its principal offices located at Ten Exchange Place Centre, Jersey City, New Jersey 07302 (the "Company"), and Daniel Fishbane, with an address at 18 Lakeside Road, Mt Kisco, New York 10549 ("Employee");

                                R E C I T A L S:

        WHEREAS, the Company desires to employ Employee and Employee desires to accept employment on the terms and conditions hereinafter set forth;

        NOW, THEREFORE, it is agreed as follows:

1.  DEFINITIONS

        As used in this Agreement, the following terms shall have the meanings set forth below:

        1.1  "Affiliate"  with  respect to a person  shall  mean a  corporation, partnership or limited liability company which, directly or indirectly, controls, is controlled by or is under common control with such person, and for purposes hereof, "control" shall mean the ownership of 20% or more of the Voting Stock of the entity in question or a trust with respect to which such person is the sole trustee.

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

                  (c) The continuing willful failure of Employee to perform the substantive duties of Employee to the Company (other than any such failure resulting from Employee's incapacity due to physical or mental illness) after written notice thereof (specifying the particulars thereof in reasonable detail) and a reasonable opportunity to be heard and cure such failure are given to Employee by the compensation committee of the Board;

                  (d) the loss of, or suspension by, a regulatory body or court of competent jurisdiction of Employee's right to serve as the financial principal for any subsidiary of the Company which is a broker dealer; or

                  (e) the order of a  federal  or state  regulatory  agency or a
court  of  competent   jurisdiction  requiring  the  termination  of  Employee's
employment.

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

         (C) the shareholders of the Company approve, or if no shareholder approval is required or obtained, the Company or a subsidiary of the Company completes a merger, consolidation or similar transaction of the Company or a subsidiary of the Company with or into any other corporation, or a binding share exchange involving the Company's securities occurs, other than any such transaction which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such transaction; or

         (D) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets.

        1.7 "Code" shall mean the Internal Revenue Code of 1986, as amended, and the rules, regulations and interpretations issued thereunder.

        1.8 "Commencement Date" shall be January 1, 2000.

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

        1.12  "Dispute" shall have the meaning assigned to that term in Section
7.8 of this Agreement.

        1.13  "Duties" shall have the meaning assigned to that term in Section
2.1 of this Agreement.

        1.14 "Employment Year" shall mean each twelve-month period, or part thereof, during which Employee is employed hereunder, commencing on the Commencement Date and on the same day of the subsequent calendar year and each consecutive 12 month period thereafter.

        1.15 "Good  Reason"  shall have the  meaning  given such term in Section
7.6.

1.16 "Normal  Retirement  Date" shall mean the month in which Employee turns age
62.

        1.17 "Panel" shall have the meaning given such terms in Section 8.

        1.18 "Person" shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, limited liability company, institution, public benefit corporation, entity or government (whether federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

        1.19 "Subsidiary" shall mean a corporation, partnership, or limited liability company of which 50% or more of the Voting Stock is owned, directly or indirectly, by the Company.

        1.20 "Term" shall mean the term of employment of Employee under this Agreement.

        1.21  "Term Date" shall have the meaning assigned to that term in
Section 3 of this Agreement.

        1.22 "Voting Stock" shall mean in case of a corporation, capital stock of a corporation or in the case of a limited liability company, a membership interest or in the case of a partnership, an interest in a partnership which in case of capital stock gives the holder the right to vote in the election of directors for such corporation in the ordinary course of business and not as the result of, or contingent upon, the happening of any event, or in the case of a limited liability company, the right to elect persons serving in the same capacity as a director of a corporation or performing such functions, or in the case of a partnership, the right to participate in the management of the partnership or select the persons who perform such functions.

        Wherever from the context it appears appropriate, each word or phrase stated in either the singular or the plural shall include the singular and the plural, and each pronoun stated in the masculine, feminine or neuter gender shall include the masculine, feminine and neuter.

2.  EMPLOYMENT AND DUTIES OF EMPLOYEE

        2.1 Employment; Title; Duties. The Company hereby employs Employee, and Employee hereby accepts appointment, as Senior Vice President, and Chief Financial Officer of the Company. The duties of Employee shall be to have general supervisory authority over the preparation of financial statements of the Company and its Subsidiaries, those responsibilities assigned to him by the Board or the Chief Executive Officer of the Company, and to render services as are necessary and desirable to protect and to advance the best interests of the Company and its Subsidiaries (collectively, the "Duties"), acting, in all instances, under the supervision of and in accordance with the policies set by the Board or the Chief Executive Officer of the Company.

        2.2 Performance of Duties. Employee shall devote substantially all his working time to perform the Duties as an executive of the Company and for the performance of such other executive duties as are assigned to him from time-to-time by the Board or the Chief Executive Officer of the Company. During the Term, Employee: (i) shall comply with all laws, statutes, ordinances, rules and regulations relating to the Business, and (ii) shall not engage in or become employed, directly or indirectly, in any business, without the prior written consent of the Board or the Chief Executive Officer of the Company, nor shall he act as a consultant to or provide any services to, whether on a remunerative basis or otherwise, the commercial or professional business of any other Person, without such prior written consent, which, in both instances, may be given or withheld by the Board or the Chief Executive Officer of the Company in its or his absolute discretion.

3.  TERM OF EMPLOYMENT

        The term of this Agreement shall commence as of the Commencement Date and shall end two years thereafter, unless Employee's employment by the Company is terminated sooner pursuant to Section 7 (the "Term Date").

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

5.  BASIC SALARY/BONUS

        5.1 Basic Salary. The Company shall pay Employee, as compensation for all of the services to be rendered by him hereunder for the Company during each Employment Year, a salary of $275,000 per Employment Year (as adjusted upward by the Board from time to time) (the "Basic Salary"), payable in substantially equal bi-weekly payments, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations, deductions for employee contributions to welfare benefits provided by the Company to Employee and such other deductions or amounts, if any, as are authorized by Employee. The Basic Salary shall be prorated for the month in which employment by the Company or a Subsidiary commences or terminates, and for any Employment Year which is less than twelve (12) months in duration. The Basic Salary may be increased from time-to-time by the Board and, once increased, shall not thereafter be reduced. The Basic Salary shall be reviewed at least once in every Employment Year by a committee of the Board responsible for determining compensation of senior management of the Company, each of the members of which is a "non-employee-director" as defined in Rule 16b-3 of the Securities and Exchange Commission under the Act (the "Committee"). Any increase in Basic Salary shall not serve to offset or reduce any other obligation to Employee under this Agreement.

        5.2 Bonus. Employee will be awarded and, unless deferred by Employee, paid a cash bonus (the "Bonus") for each Employment Year within ninety days after the close of the Employment Year in an amount determined in accordance with the Company's then-current bonus or incentive compensation plan in an amount appropriate for the chief financial officer of the Company, but not less than $125,000 (pro rated for any portion of an Employment Year of less than 12 months). It shall be a condition to the payment of the first Bonus to Employee that he be actively employed by the Company at the end of the twelfth month after the Commencement Date.

        5.3 Equity Participation. The Company hereby grants to Employee a stock option in the form attached as Exhibit A hereto for 10,000 shares of common stock of the Company as adjusted for recapitalizations of the Company between the date of signing of this Agreement and the Commencement Date.

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

7.  TERMINATION OF EMPLOYMENT

        7.1 Death. If Employee dies during the Term, this Agreement shall terminate, except that the Company shall pay accrued and unpaid Bonus for any completed Employment Year, the Bonus for the Employment Year in which Employee dies pro rated to the date of death, and provide for the payment of the life insurance benefit provided to him by the Company.

        7.2 Disability. If, during the Term, Employee has a Disability, the Company may, at any time after Employee has a Disability, terminate Employee's employment by written notice to him. In the event that Employee's employment is terminated because Employee has a Disability, this Agreement shall terminate except that the Company shall pay accrued and unpaid Bonus for any completed Employment Year, pay the Bonus for the Employment Year in which Employee becomes Disabled pro rated to the Date of Termination, and pay or provide for the payment of the disability benefit provided for him as provided by disability plans of the Company.

        7.3 Voluntary Termination. This Agreement may be terminated by Employee at any time with or without cause upon sixty (60) days prior written notice to the Company. After such sixty day period, the Company shall have no further liability to make payments hereunder except those required by law.

        7.4 Termination for Cause. The Company may terminate Employee's employment hereunder for Cause at any time by written notice given to Employee by the Board. Upon such termination Employee shall not have any right to receive any further payments hereunder except as provided in Section 7.8.

        7.5 Termination Without Cause. Employee's employment by the Company may be terminated by the Company without Cause. If his employment is terminated by the Company without Cause, Employee shall be entitled to continued payment of the Basic Salary for the balance of the stated Term of this Agreement as if this Agreement had not been terminated or one year whichever is less and to receive the benefits described in Section 6.1 for lesser of the balance of the then stated Term as if this Agreement had not been terminated or one year.

        7.6 Termination for Good Reason. In the event Employee terminates his employment with the Company for Good Reason, Employee shall receive the same payments and benefits as he would have received if his employment by the Company were terminated without Cause pursuant to Section 7.5. Good Reason for purposes of this Agreement means:

                (a) (i) The assignment by the Company to Employee of duties which are materially different than those of the chief financial officer of the Company as described in this Agreement, (ii) the removal of Employee from, or any failure to reappoint or reelect Employee to, the highest title held by Employee, except in connection with a termination of Employee's employment by the Company for Cause, or by reason of Employee's death or Disability;

                (b) A reduction or non-payment of Employee's Basic Salary or failure to review Employee's Basic Salary as required in this Agreement or failure to pay the Bonus;

                (c) A breach by the Company of this Agreement which is not cured within thirty (30) days after written notice thereof to the Board by Employee;

                (d) Requiring Employee to be based anywhere other than the Company's then current principal executive office except for required travel on the Company's business or relocation of the Company's principal executive office outside northern New Jersey or the Borough of Manhattan, City of New York;

                (e) The failure by the Company to provide Employee with substantially the same welfare benefits (which for purposes of this Agreement shall mean benefits under all welfare plans as that term is defined in Section 3(1) of Employee Retirement Income Security Act of 1974, as amended) in which executives of the Company of comparable title and salary participate, or with a package of welfare benefits that, though one or more of such benefits may vary from those, is substantially comparable in all material respects to such welfare benefits taken as a whole;

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

        7.8 Date of Termination. For purposes of this Agreement, "Date of Termination" shall mean the date of termination of employment specified in the Notice of Termination, which shall not be more than ninety (90) days after such Notice of Termination is given, as such date may be modified pursuant to the following two sentences. If within thirty (30) days after any Notice of Termination is given, the party who receives such Notice of Termination notifies the other party that a Dispute exists (a "Notice of Dispute"), the Date of Termination shall be the date on which the Dispute is finally determined, either by mutual written agreement of the parties, by the Panel, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected); provided that the Date of Termination shall be extended by a Notice of Dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such Dispute with reasonable diligence, and provided further that pending the resolution of any such Dispute, the Company shall continue to pay Employee the same Basic Salary and to provide Employee with the same or substantially comparable welfare benefits to the extent then so available at the date of such determination, and provided to the extent that such continued participation is possible under the general terms and provisions of such benefits but in no event beyond the Term Date; provided however that the Basic Salary payment shall be reduced by any compensation earned by Employee after he ceased employment by the Company until the Date of Termination. Should a Dispute ultimately be determined in favor of the Company, then all sums (net of tax withholdings by the Company from such sums) paid by the Company to Employee from the Date of Termination specified in the Notice of Termination until final resolution of the Dispute pursuant to this paragraph shall be repaid promptly by Employee to the Company. Employee shall not be obligated to pay to the Company the cost of providing Employee with welfare benefits for such period, unless the final judgment, order or decree of a court arbitration panel or other body resolving the Dispute determines that Employee acted in bad faith in giving a Notice of Dispute. Should a Dispute ultimately be determined in favor of Employee, then Employee shall be entitled to retain all sums paid to Employee under this subparagraph pending resolution of the Dispute and shall be entitled to receive, in addition, the payments and other benefits provided for in Section 7 to the extent not previously paid hereunder and the payment of Employee's reasonable legal fees incurred as a result of such Dispute upon submission to the Company of a detailed statement of fees from Employee's attorneys. The term "Dispute" means that the Company finds that Employee may be dismissed for Cause or Disability and Employee disputes such finding or Employee finds that Good Reason exists and the Company disputes such finding.

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

        This agreement to arbitrate is specifically enforceable. Judgment upon any award rendered by the Panel may be entered in any court having jurisdiction. The decision of the Panel within the scope of the submission is final and binding on all parties, and any right to judicial action on any matter subject to arbitration hereunder hereby is waived (unless otherwise provided by applicable law), except suit to enforce this arbitration award or in the event arbitration is not available for any reason or in the event the Company shall seek equitable relief to enforce Section 9 of this Agreement. If the rules of the CPR differ from those of this Section 8, the provisions of this Section 8 will control. The Company shall pay all the costs of arbitration including the fees of the arbitrators, and the arbitrators shall award reasonable legal fees to Employee, unless the arbitrators or a judicial forum shall finally determine that Employee acted in bad faith. In no event is the Panel empowered to make a punitive damage award to any party hereto or to make an award of consequential damages to any party hereto.

9.  CONFIDENTIAL INFORMATION AND PROPRIETARY INTERESTS

        9.1 Acknowledgment of Confidentiality. Employee understands and acknowledges that he may obtain Confidential Information during the course of his employment by the Company. Accordingly, Employee agrees that he shall not, either during the Term or at any time within one year after the Date of Termination (the "Restricted Period"), (i) use or disclose any such Confidential Information outside the Company, its Subsidiaries and Affiliates; or (ii) except as required in the proper performance of his services hereunder, remove or aid in the removal of any Confidential Information or any property or material relating thereto from the premises of the Company or any of its Subsidiaries or Affiliates.

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

                If to the Company:

                National Discount Brokers Group, Inc.
                10 Exchange Place Centre
                15th Floor
                Jersey City, New Jersey 07302

                Attention:  Frank E. Lawatsch, Jr.


                If to Employee:

                Daniel Fishbane
                18 Lakeside Road
                Mt. Kisco, New York 10549

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

        15.4 Obligations of Company. The Company's obligation to pay Employee the compensation and to make the arrangements provided herein shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any setoff, counterclaim, recoupment, defense or other right which the Company may have against Employee or anyone else. All amounts payable by the Company hereunder shall be paid without notice or demand. Except as expressly provided herein, the Company waives all rights which it may now have or may hereafter have conferred upon it, by statute or otherwise, to terminate, cancel or rescind this Agreement in whole or in part. Except as provided in
Section 7.8 herein, each and every payment made hereunder by the Company shall be final and the Company will not seek to recover for any reason all or any part of such payment from Employee or any person entitled thereto. Except as provided in Section 7.8 Employee shall not be required to mitigate the amount of any payment or other benefit provided for in this Agreement by seeking other employment or otherwise.

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

                                           National Discount Brokers Group, Inc.


                                           By:
                                           Name:  Arthur Kontos
                                           Title: President and Chief
                                                  Executive Officer




                                            ----------------------------------
                                            Daniel Fishbane

                                                                      EXHIBIT 11


             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE


                                                                           Three Months Ended November 30,
                                                                      Basic                             Diluted
                                                      -----------------------------------   --------------------------------
                                                              1999               1998             1999           1998
                                                      -----------------  ----------------   --------------  ----------------

Common stock and potential common stock:
  Average common stock outstanding                          16,985,288        13,991,923       16,985,288      13,991,923
  Average potential common stock
    issuable under stock options                                     -           232,638                -           2,612
                                                      -----------------  ----------------   --------------  --------------


Total average common stock and potential common
  stock used for earnings per share computation             16,985,288        13,991,923       17,217,926      13,994,535
                                                      -----------------  ----------------   --------------  --------------


Income:
    Net income from continuing operations             $      4,310,919   $     4,432,884    $   4,310,919   $   4,432,884
    Net income from discontinued operations,
      net of taxes                                                   -         1,450,529                -       1,450,529
    Gain on sale of discontinued operations,
      net of taxes                                             461,182                 -          461,182               -
                                                      -----------------  ----------------   --------------  --------------


            Net income                                $      4,772,101   $     5,883,413    $   4,772,101   $   5,883,413
                                                      -----------------  ----------------   --------------  --------------


Net income per common and potential common share:
    Net income from continuing operations             $           0.25   $          0.32    $        0.25   $        0.32
    Net income from discontinued operations,
      net of taxes                                                0.00              0.10             0.00            0.10
    Gain on sale of discontinued operations,
      net of taxes                                                0.03              0.00             0.03            0.00
                                                      -----------------  ----------------   --------------  --------------

            Net income                                $           0.28   $          0.42    $        0.28   $        0.42
                                                      -----------------  ----------------   --------------  --------------



                                                                           Six Months Ended November 30,
                                                                      Basic                            Diluted
                                                      -----------------------------------   ------------------------------
                                                              1999               1998            1999            1998
                                                      -----------------  ----------------   --------------  --------------

Common stock and potential common stock:
  Average common stock outstanding                          16,593,030        14,041,304       16,593,030      14,041,304
  Average potential common stock
    issuable under stock options                                     -           259,736                -           7,990
                                                      -----------------  ----------------   --------------  --------------


Total average common stock and potential common
  stock used for earnings per share computation             16,593,030        14,041,304       16,852,766      14,049,294
                                                      -----------------  ----------------   --------------  --------------


Income:
    Net income from continuing operations             $      4,745,862   $     3,782,442    $   4,745,862   $   3,782,442
    Net income from discontinued operations,
      net of taxes                                              82,994           765,648           82,994         765,648
    Gain on sale of discontinued operations,
      net of taxes                                          20,515,969                 -       20,515,969               -
                                                      -----------------  ----------------   --------------  --------------


            Net income                                $     25,344,825   $     4,548,090    $  25,344,825   $   4,548,090
                                                      -----------------  ----------------   --------------  --------------


Net income per common and potential common share (a):
    Net income from continuing operations             $           0.29   $          0.27    $        0.28   $        0.27
    Net income from discontinued operations,
      net of taxes                                                0.00              0.05             0.00            0.05
    Gain on sale of discontinued operations,
      net of taxes                                                1.24              0.00             1.22            0.00
                                                      -----------------  ----------------   --------------  --------------


            Net income                                $           1.53   $          0.32    $        1.50   $        0.32
                                                      -----------------  ----------------   --------------  --------------


(a) The sum of the individual quarters' earnings per common share does not equal the total amount for the six months ended November 30, 1999 or November 30, 1998 due to the effect of averaging the number of shares of potential common stock throughout the year.