Form 10-Q
period 2000-02-29
NATIONAL DISCOUNT BROKERS GROUP INC
filed 2000-04-14
CIK 811917

CONFORMED
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For Quarter Ended February 29, 2000
                                       OR
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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


 -------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

          17,626,993 shares of Common Stock, par value $.01 per share, were outstanding on March 31, 2000.

                      NATIONAL DISCOUNT BROKERS GROUP, INC.
                                AND SUBSIDIARIES


                                      INDEX


                                                                                                                                PAGE



Part I - Financial Information

Item 1. - Financial Statements

  Condensed Consolidated Statements of Financial Condition -
     February 29, 2000 (Unaudited) and May 31, 1999............................................................................... 3

  Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) -
     Three and Nine Months Ended February 29, 2000 and February 28, 1999...........................................................4

  Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Nine Months Ended February 29, 2000 and February 28, 1999.....................................................................6

  Notes to Condensed Consolidated Financial Statements (Unaudited) -
     February 29, 2000.............................................................................................................8

Item 2. - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................................................................12

Item 3. - Quantitative and Qualitative Disclosures About Risk.....................................................................20

Part II - Other Information

Item 1. - Legal Proceedings.......................................................................................................22

Item 2. - Changes in Securities and Use of Proceeds...............................................................................22

Item 6. - Exhibits and Reports on Form 8-K........................................................................................23

Signatures........................................................................................................................24



Forward Looking Statements

     Statements regarding the Company's expectations as to its future operations and financial condition and certain other information contained in this Form 10-Q or in documents incorporated herein by reference constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operation, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include a general downturn in the economy, changes in the level of activity of securities markets in which the Company participates, changes in customer growth, unplanned expenses increases, changes in government policy or regulation and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                        February 29,        May 31,
ASSETS                                                      2000             1999
                                                     ----------------- ----------------

Cash and cash equivalents                            $     67,321,583  $       411,629
Receivables:
  Clearing brokers                                        148,869,483       86,509,122
  Other                                                     3,767,545        2,901,799
Securities owned, at market value                          76,095,811       38,048,489
U.S. Treasury obligations ($914,617 and $8,418,260
  held as collateral at February 29, 2000 and
  May 31, 1999, respectively)                              50,900,617        8,418,260
Securities not readily marketable, at fair value              600,000          500,000
Investment in discontinued operations                               -       28,341,746
Loans and notes receivable                                    193,728        1,094,989
Furniture, fixtures, equipment and leasehold
  improvements - at cost, net of accumulated
  depreciation and amortization of $20,774,611
  at February 29, 2000 and $15,304,535 at May 31, 1999     16,275,791       14,837,114
Computer software - at cost, net of accumulated
  amortization of $5,506,731 at February 29, 2000
  and $3,624,381 at May 31, 1999                            7,627,097        4,996,223
Exchange membership (market value $1,520,000 at
  May 31, 1999)                                                     -          351,496
Secured demand notes receivable                                     -       27,000,000
Deferred tax asset, net of valuation allowance of
  $243,992 at February 29, 2000)                            1,522,958          825,797
Deposits                                                   23,881,228        2,328,380
Other                                                       4,963,531          725,764
                                                     ----------------- ----------------

          Total assets                               $    402,019,372  $   217,290,808
                                                     ----------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased,
    at market value                                  $     27,451,053  $    11,723,172
  Accrued compensation, accounts payable
    and accrued expenses                                   75,253,863       46,296,949
  Loan payable                                                      -       15,000,000
  Income taxes payable                                      7,523,042        2,275,481
                                                     ----------------- ----------------

          Total liabilities                               110,227,958       75,295,602
                                                     ----------------- ----------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                        -                -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 17,833,201 shares at
   February 29, 2000 and 14,343,201 at May 31, 1999           178,331          143,432
  Additional paid-in capital                              170,945,112       65,828,938
  Retained earnings                                       124,757,399       80,181,611
                                                     ----------------- ----------------

                                                          295,880,842      146,153,981
  Less: Treasury stock - at cost, 342,469 shares
    at February 29, 2000 and 348,277 shares
    at May 31, 1999                                        (4,089,428)      (4,158,775)

                                                     ----------------- ----------------
          Total stockholders' equity                      291,791,414      141,995,206
                                                     ----------------- ----------------

          Total liabilites and stockholders' equity  $    402,019,372  $   217,290,808
                                                     ----------------- ----------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                   -------------------------------------  ----------------------------------
                                                   February 29, 2000  February 28, 1999 February 29, 2000  February 28, 1999
                                                   -----------------  ----------------- -----------------  -----------------


  Firm securities transactions, net                  $    111,562,702  $    46,403,425   $  196,832,463  $  97,192,841
  Commission income                                        21,894,280       12,593,098       47,963,074     30,992,390
  Interest and dividends                                    6,046,455        2,511,806       15,592,953      7,029,751
  Fee income                                                1,685,284        1,148,465        4,494,002      3,042,604
  Other                                                        24,374        1,215,523          207,328      2,741,227
                                                     ----------------- ----------------  --------------- --------------

       Total revenue                                      141,213,095       63,872,317      265,089,820    140,998,813
                                                     ----------------- ----------------  --------------- --------------

Expenses:
  Compensation and benefits                                60,241,366       24,213,932      105,245,469     52,739,223
  Clearing and related brokerage charges                   21,785,445       12,314,508       47,027,332     32,300,912
  Communications                                            5,481,488        4,022,593       13,847,322     11,355,981
  Selling and marketing:
    Advertising and marketing costs                         5,492,180        1,323,879       19,574,875      3,917,130
    Sales-related travel and entertainment                    867,199          384,177        2,224,985      1,102,051
  Technology development and other related costs:
    Depreciation and amortization                           5,104,912        2,687,453       11,791,726      6,174,867
    Equipment rental                                          739,286          158,547        1,949,766        420,144
    Technology consulting                                   1,019,889          840,027        3,844,118      1,410,650
    Repairs and maintenance                                 1,017,454          546,295        2,631,240      1,670,119
  Other:
    Professional fees                                         467,749          855,864        1,581,559      2,776,231
    Occupancy costs                                         1,677,338          626,135        5,098,768      1,895,611
    Other                                                   2,113,121        1,409,330        6,120,561      3,720,115
                                                     ----------------- ----------------  --------------- --------------

       Total expenses                                     106,007,427       49,382,740      220,937,721    119,483,034
                                                     ----------------- ----------------  --------------- --------------

   Income from continuing operations
     before income taxes                                   35,205,668       14,489,577       44,152,099     21,515,779

   Income taxes (benefit):
        Federal, currently payable                         11,223,301        4,636,960       13,523,165      6,783,295
        State and local, currently payable                  5,173,198        2,415,400        7,349,270      3,625,359
                                                     ----------------- ----------------  --------------- --------------

                  Total current income tax expense         16,396,499        7,052,360       20,872,435     10,408,654
                                                     ----------------- ----------------  --------------- --------------


        Federal, deferred                                    (392,079)        (225,625)        (198,455)      (302,034)
        State and local, deferred                             (29,715)         (86,457)        (498,706)      (122,582)
                                                     ----------------- ----------------  --------------- --------------

                  Total deferred income tax benefit          (421,794)        (312,082)        (697,161)      (424,616)
                                                     ----------------- ----------------  --------------- --------------


           Total income taxes from continuing operations   15,974,705        6,740,278       20,175,274      9,984,038
                                                     ----------------- ----------------  --------------- --------------


   Net  income from continuing operations                  19,230,963        7,749,299       23,976,825     11,531,741
                                                     ----------------- ----------------  --------------- --------------


   Discontinued operations:
     Income from discontinued operations,
        net of taxes                                                -          422,350           82,994      1,187,998
     Gain on sale of discontinued operations,
        net of taxes                                                -                -       20,515,969              -
                                                     ----------------- ----------------  --------------- --------------

                                                                    -          422,350       20,598,963      1,187,998
                                                     ----------------- ----------------  --------------- --------------

   Net income                                        $     19,230,963  $     8,171,649   $   44,575,788  $  12,719,739
                                                     ----------------- ----------------  --------------- --------------


                                   (Continued)

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                   (Continued)



                                                              Three Months Ended                 Nine Months Ended
                                                   ------------------------------------  ----------------------------------

                                                   February 29, 2000  February 28, 1999 February 29, 2000 February 28, 1999

                                                   -----------------  ----------------  --------------- -------------------

   Other comprehensive income (loss), before tax:
      Unrealized (gain) loss on investment securities
      available for sale:
         Unrealized holding gains (losses) arising
         during period                                $             - $        249,577   $            -  $     (159,446)
         Less: reclassification adjustment for gains
         included in net-income                                     -         (744,652)               -      (2,173,517)
                                                      ---------------- ----------------  --------------- --------------

  Other comprehensive loss before tax                               -         (495,075)               -      (2,332,963)
   Income tax benefit related to items of other
     comprehensive income (loss)                                    -         (353,676)               -      (1,073,163)
                                                     ----------------- ----------------  --------------- --------------


   Other comprehensive income (loss), net of tax                    -         (141,399)               -     (1,259,800)
                                                     ----------------- ----------------  --------------- --------------


   Comprehensive income                              $     19,230,963  $     8,030,250   $   44,575,788  $  11,459,939
                                                     ----------------- ----------------  --------------- --------------




   Net  income per common and potential
      common share  (a)
     Basic:
        Net  income from continuing operations       $           1.12  $          0.55   $         1.43  $        0.82
        Net income from discontinued operations,
          net of taxes                                           0.00             0.03             0.00           0.09
        Gain on sale of discontinued operations,
          net of taxes                                           0.00             0.00             1.23           0.00
                                                     ----------------- ----------------  --------------- --------------

            Net income                               $           1.12  $          0.58   $         2.66  $        0.91
                                                     ----------------- ----------------  --------------- --------------

Weighted average common shares outstanding                 17,115,134       14,001,718       16,766,429     14,028,253
                                                     ----------------- ----------------  --------------- --------------


     Diluted:
        Net  income from continuing operations       $           1.10  $          0.55   $         1.41  $        0.82
        Net income from discontinued operations,
          net of taxes                                           0.00             0.03             0.00           0.08
        Gain on sale of discontinued operations,
          net of taxes                                           0.00             0.00             1.21           0.00
                                                     ----------------- ----------------  --------------- --------------

            Net income                               $           1.10  $          0.58   $         2.62  $        0.90
                                                     ----------------- ----------------  --------------- --------------


Weighted average common shares outstanding                 17,410,172       14,204,529       17,037,933     14,101,184
                                                     ----------------- ----------------  --------------- --------------


(a) The sum of the individual quarters' earnings per common share does not equal the total amount for the nine months ended February 29, 2000 or February 28, 1999 due to the effect of averaging the number of shares of potential common stock throughout the year.


The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Nine Months Ended
                                                     ------------------------------------------
                                                      February 29, 2000      February 28, 1999
                                                     -------------------    -------------------
 Cash flows from operating activities:

  Net income from continuing operations              $     23,976,825  $    11,531,741
  Net income from discontinued operations                      82,994        1,187,998
  Gain on sale of discontinued operations, net of
  taxes                                                     20,515,969               -

 Non-cash items included in net income:
  Depreciation and amortization                            11,791,726        6,761,554
  Gain on sale of securities available for sale                     -       (2,173,517)
  Gain on sale of securities not readily marketable                 -          419,967
  Loss of Equitrade allocated to minority partners                  -          122,574
  Provision for deferred taxes                               (697,161)        (424,615)
  Provision for losses on notes receivable                          -          102,865

 (Increase) decrease in operating assets:
  Receivables:
    Clearing brokers                                      (62,360,361)     (36,120,318)
    Other                                                    (865,746)        (440,253)
  Securities owned, at market value                       (38,047,322)      (8,934,558)
  Other assets                                             (2,086,447)          72,335

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value      15,727,881        9,322,287
  Accrued compensation, accounts payable and accrued
  expenses                                                 28,956,914       12,284,124
  Income taxes payable                                      5,210,838        2,055,277
(Increase) decrease in operating assets due to sale of
  Equitrade:
    Investment in discontinued operations                  28,341,746                -
    Exchange membership                                       351,496                -
                                                     ----------------- ----------------


     Net cash provided by (used in) operating activities   30,899,352       (4,232,539)
                                                     ----------------- ----------------


 Cash flows from investing activities:

  Net purchases of U.S. Treasury obligations              (42,482,357)         (34,824)
  Proceeds from sale of securities available for sale               -        2,173,517
  Purchase of investment securities not readily marketable   (100,000)              -                     -
  Proceeds from sale of securities not readily marketable           -           80,033
  Notes issued                                               (160,000)        (906,000)
  Principal collected on notes receivable                   1,061,261          464,890
  Net purchases of furniture, fixtures,
    equipment and leasehold improvements                  (10,183,711)      (1,573,104)
  Deposits made on furniture, fixtures, equipment,
    leasehold improvements and computer software          (23,704,168)          (5,000)
  Purchases of computer software                           (5,677,566)      (2,453,332)
  Payment for purchase of intangible asset                          -         (450,000)
  Issuance of subordinated notes receivable                         -       (3,500,000)
  Principal collected on subordinated notes receivable     27,000,000          897,938
                                                     ----------------- ----------------


     Net cash used in investing activities           $    (54,246,541) $    (5,305,882)
                                                     ----------------- ----------------



                                   (Continued)

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                              Nine Months Ended
                                                     ----------------------------------

                                                     February 29, 2000 February 28, 1999
                                                     ----------------- ----------------
 Cash flows from financing activities:

  Proceeds from loan payable                         $              -  $     15,000,000
  Repayment of loan                                       (15,000,000)               -
  Proceeds from issuance of common stock                  105,103,949                -
  Proceeds from exercise of options                           153,194          606,978
  Purchase of treasury stock                                        -       (3,231,647)
  Capital contributions by minority interest                        -          362,527
  Capital withdrawals by minority interest                          -       (2,263,057)
                                                     ----------------- ----------------


     Net cash provided by financing activities             90,257,143       10,474,801
                                                     ----------------- ----------------


 Net increase in cash and cash equivalents                 66,909,954          936,380

 Cash and cash equivalents at beginning of period             411,629        1,039,121
                                                     ----------------- ----------------


 Cash and cash equivalents at end of period          $     67,321,583  $     1,975,501
                                                     ----------------- ----------------





Supplemental disclosure of non-cash operating, investing and financing activities:

 Between July 1999 and February 2000, various employees of the Company exercised an aggregate of 5,808 options for the purchase of 5,808 shares of the Company's common stock with exercise prices ranging from $13.50 per share to $22.50 per share. In connection with these exercises, the Company has estimated an income tax benefit of $36,723, which has been utilized to reduce the Company's current liability for income taxes.





The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                February 29, 2000

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

Note 2 - Basis of presentation

     The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the three and nine months ended February 29, 2000 presentations.

Note 3 - Net income per common share

     SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock method of accounting was used in computing potential common stock for the computation of diluted earnings per common share.

Note 4 - Sale of Common Stock

      On February 7, 2000, NDB Group sold an aggregate of 500,000 shares of its common stock in a private offering to Go2Net, Inc. ("Go2Net") and Vulcan Ventures Incorporated ("Vulcan") for $13,500,000.

Note 5 - Commitments and contingencies

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

     In connection with the NASD arbitration action against Sherwood Securities by Weiss, Peck & Greer, L.L.C. ("WPG") reported in Item 3 to the Company's Form 10-K for the fiscal year ended May 31, 1999, WPG and Sherwood Securities agreed to non-binding mediation by the NASD. A mediation session was held on September 24, 1999. The attempted mediation was not successful. A three person arbitration panel has been appointed and the parties have exchanged discovery requests and responses. Sherwood Securities, after consultation with counsel, believes it has valid defenses to the claims made by WPG and intends to vigorously contest the claims.

Note 6 - Net capital requirements

     As registered broker-dealers, Sherwood Securities and NDB.com are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of February 29, 2000, the net capital of Sherwood Securities and NDB.com exceeded their required net capital under the Rule by $104,117,000 and $8,857,000, respectively.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital would be less than the amount required under the Rule. Accordingly, at February 29, 2000, the payment of dividends and advances to the Company by Sherwood Securities and NDB.com is limited to $103,917,000 and $8,807,000, respectively, under the most restrictive of these requirements.

Note 7 - Segments

     Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has two reportable segments: discount brokerage and market making. NDB.com transacts all business that will be reported in the Company's discount brokerage segment. Its revenues are principally in the form of retail commission income, distribution assistance fees from mutual funds and interest earned on its customers' balances held at its clearing broker, as well as gains recognized from proprietary trading positions. Sherwood Securities represents the Company's market making segment, which derives its firm securities transaction revenues either from the spread between the price paid when a security is bought and the price received when a security is sold or from proprietary investments, as well as limited interest and dividend income. "All Other" category revenues consist principally of interest and realized gains/losses on securities available for sale.

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


                                                    Three Months Ended February 29, 2000
                                          Discount        Market
                                         Brokerage        Making         All Other         Total
Revenue from external sources          $29,993,000     $109,807,000     $ 1,413,000     $141,213,000
Intersegment revenue                     1,415,000                -         110,000        1,525,000
                                       -----------     ------------     -----------     ------------
Total revenue                          $31,408,000     $109,807,000     $ 1,523,000     $142,738,000
                                       -----------     ------------     -----------     ------------
Profit (loss) before income taxes      $ 2,493,000    $  34,166,000    $(1,454,000)    $  35,205,000
Capital expenditures (1)               $11,025,000    $     499,000    $ 5,035,000     $  16,559,000


                                                    Three Months Ended February 28, 1999
                                         Discount        Market
                                         Brokerage       Making           All Other        Total
Revenue from external sources          $14,790,000     $48,073,000       $ 1,009,000    $63,872,000
Intersegment revenue                     1,974,000          25,000           775,000      2,774,000
                                       ------------   ------------     --------------  ------------
Total revenue                          $16,764,000     $48,098,000      $  1,784,000    $66,646,000
                                       -----------     -----------      -------------   -----------
Profit (loss) before income taxes      $ 1,333,000     $16,869,000      $ (3,713,000)   $14,489,000
Capital expenditures (1)               $ 1,430,000     $   728,000      $   (272,000)   $ 1,886,000



                                                    Nine Months Ended February 29, 2000
                                          Discount         Market
                                          Brokerage        Making           All Other       Total
Revenue from external sources          $ 62,126,000     $198,026,000     $  4,938,000    $265,090,000
Intersegment revenue                      5,229,000            5,000          432,000       5,666,000
                                       --------------   -------------    --------------  ------------
Total revenue                          $ 67,355,000     $198,031,000     $  5,370,000    $270,756,000
                                       ------------     ------------     ------------    ------------
Profit (loss) before income taxes      $ (8,003,000)    $ 52,415,000     $   (260,000)   $ 44,152,000
Capital expenditures (1)               $ 22,250,000     $  5,566,000     $ 11,750,000    $ 39,566,000


                                                    Nine Months Ended February 28, 1999
                                          Discount       Market
                                          Brokerage      Making             All Other        Total
Revenue from external sources          $37,386,000     $100,862,000      $ 2,751,000    $140,999,000
Intersegment revenue                     4,810,000           93,000        1,962,000       6,865,000
                                       -----------     ------------       -----------   ------------
Total revenue                          $42,196,000     $100,955,000      $ 4,713,000    $147,864,000
                                       -----------     ------------      ------------   ------------
Profit (loss) before income taxes      $(1,191,000)    $ 24,914,000      $(2,207,000)   $ 21,516,000
Capital expenditures (1)               $ 2,615,000     $  2,084,000      $  (218,000)   $  4,481,000

(1) - includes deposits made on assets not yet placed in service.


     The following table is a reconciliation of reportable profit (loss) before income taxes to the Company's consolidated totals.

                                                Three Months Ended                Nine Months Ended
                                           February 29,     February 28,     February 29,      February 28,
                                               2000             1999             2000              1999
                                               ----             ----             ----              ----
Total profit before income taxes
   for reportable segments               $ 36,659,000      $  18,202,000    $ 44,412,000     $   23,723,000
Other loss                                 (1,454,000)        (3,713,000)       (260,000)        (2,207,000)
                                         -------------     -------------    -------------    ---------------

Total consolidated profit before
   income taxes                          $ 35,205,000      $   14,489,000   $ 44,152,000     $   21,516,000
                                         ------------      --------------   ------------     --------------

Note 8 - Discontinued Operation

     On June 18, 1999, the Company sold its 46.845% membership interest in Equitrade. As such, the operations of Equitrade have been reflected in discontinued operations for all periods reported. Revenue and expenses for the nine months ended February 29, 2000 applicable to this discontinued operation, prior to the allocation of minority interest and income taxes, were approximately $1,728,000 and $1,570,000, respectively, and for the nine months ended February 28, 1999 were approximately $6,898,000 and $5,311,000, respectively. The gain on the sale was approximately $20,516,000, net of taxes and other expenses directly related to the sale.

Note 9 - Subsequent Events

      During March 2000, warrants to purchase an aggregate of 500,000 shares of NDB Group's common stock were exercised by Go2Net and Vulcan. NDB Group issued 130,000 shares of its common stock to Go2Net at $33 per share upon such exercise. Vulcan's exercise of its warrants covering 370,000 shares of NDB Group common stock is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act. Vulcan's warrant is exercisable for $12,210,000.

      Effective March 27, 2000, Sherwood Securities Corp. changed its name to NDB Capital Markets Corporation.

     On March 28, 2000, the Company announced that it had entered into a non-binding letter of intent (the "Letter") with Deutsche Bank Americas Holding Corporation ("DB") pursuant to which the Company would sell 3,000,000 shares of its common stock to DB or one of its designated affiliates for $45.31 per share (the "Investment").

     The Letter, in addition, provides that DB and the Company propose the following actions: (i) the negotiation and execution of a definitive agreement relating to the Investment, (ii) coincident with the Investment, the negotiation of the principal terms (and binding agreement with respect to exclusivity and non-competition) with respect to a joint venture to be owned 25% by the Company and 75% by DB or one or more of its affiliates with respect to the offering of on-line discount equity brokerage in Western Europe; (iii) coincident with the Investment, the negotiation of the principal terms (and binding agreement with respect to mutual exclusively and non-competition) with respect to a worldwide joint venture (excluding Western Europe and the United State) 50% owned by the Company and 50% owned by DB or one or more of its affiliates (subject to certain conditions) with respect to the offering of on-line discount equity brokerage;
(iv) coincident with the Investment, the negotiation and execution of a definitive agreement with respect to the Company or one of its affiliates being a distributor of initial public offerings of equity securities in the U.S. if DB or one of its affiliates is an underwriter of the securities and wishes to use the internet as a distribution channel, and (v) coincident with the Investment, the negotiation and execution of a definitive agreement for the distribution of certain research prepared by DB to customers of the Company or its subsidiaries in the United States.

     The transactions are subject to several conditions including, but not limited to, the approval of the Board of Directors of DB, the Board of Managing Directors of Deutsche Bank AG and the Board of Directors of the Company, regulatory approvals and filings and other matters.

     DB would be subject to certain standstill provisions regarding purchasing additional voting stock of the Company, conducting proxy contests and the voting of its shares of the Company and would have certain registration, antidilution and veto rights described in the Letter.

     The parties to the Letter have agreed to certain limitations on negotiations and other matters with third parties regarding alternative transactions until the execution of a definitive agreement regarding the Investment.

     The foregoing is a summary of the Letter and is not complete.  There can be
no  assurance  that  the  transactions   contemplated  by  the  Letter  will  be
consummated.

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Description of Business

      National Discount Brokers Group, Inc. ("NDB Group") and its subsidiaries (collectively, the "Company") are primarily engaged in the securities business and in providing related financial services. National Discount Brokers Corporation, doing business as NDB.com ("NDB.com"), is an on-line deep discount brokerage firm specializing in trade execution for individual investors. Sherwood Securities Corp. ("Sherwood Securities") is primarily engaged in the securities business as a wholesale market maker in NASDAQ National Market System and other over-the-counter securities.

Results of Operations

     The results of continuing operations of the Company for the three and nine months ended February 29, 2000 reflect primarily the activities of NDB.com and Sherwood Securities.

     We have experienced and expect to continue to experience, fluctuations in quarterly operating results due to a variety of factors, including, but not limited to, the value of our market-making securities positions, the volume of our market-making activities, volatility in the securities markets, our ability to attract and retain personnel, overhead and other expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, the mix of products sold by our brokerage operations, changes in payments for order flow, clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital and advertising expenditures and general economic conditions. If demand for our market-making and discount brokerage services declines either due to changing market conditions or to competitive pressures, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, some seasonality in our business.

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

     On June 18, 1999, NDB Group and its wholly owned subsidiary, SHD Corp., sold their 46.845% aggregate membership interests in Equitrade Partners, L.L.C ("Equitrade"). As a result, the results of operations of Equitrade have been segregated and reflected as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income. For the nine months ended February 29, 2000, the Company has recognized a gain on the sale of Equitrade of $20,516,000, net of taxes and other expenses directly related to the sale.

     The Company's consolidated net income from continuing operations for the quarter ended February 29, 2000 was $19,231,000 compared to $7,749,000 for the quarter ended February 28, 1999, an increase of $11,482,000 or 148%. For the three months ended February 29, 2000, Sherwood Securities had net income of $18,808,000 compared to net income of $9,277,000 for the three months ended February 28, 1999. NDB.com had net income of $1,436,000 for the quarter ended February 29, 2000, compared to net income of $786,000 for the quarter ended February 28, 1999.

     The Company's consolidated net income from continuing operations for the nine months ended February 29, 2000 was $23,977,000 compared to $11,532,000 for the nine months ended February 28, 1999, an increase of $12,445,000 or 108%. For the nine months ended February 29, 2000, Sherwood Securities had net income of $28,661,000 compared to net income of $13,746,000 for the nine months ended February 28, 1999. NDB.com had a net loss of $4,607,000 for the nine months ended February 29, 2000, compared to a net loss of $763,000 for the nine months ended February 28, 1999.

     Total revenue from continuing operations of the Company increased by $77,341,000, or 121%, for the three months ended February 29, 2000, as compared with the quarter ended February 28, 1999, and increased $124,091,000, or 88%, for the nine months ended February 29, 2000, as compared with the nine months ended February 28, 1999. Total revenue for Sherwood Securities was $109,807,000 (or $23.29 per trade) and $198,031,000 (or $19.89 per trade) for the three and nine months ended February 29, 2000, respectively, as compared to $48,098,000 (or $28.03 per trade) and $100,955,000 (or $24.41 per trade) for the three and nine months ended February 28, 1999, respectively. Total revenue for NDB.com (before elimination of the rebate received from Sherwood Securities for order flow) was $31,408,000 (or $31.70 per trade) and $67,355,000 (or $31.31 per trade) for the three and nine months ended February 29, 2000, respectively, as compared to $16,764,000 (or $30.12 per trade) and $42,196,000 (or $31.31 per trade) for the three and nine months ended February 28, 1999, respectively. The reasons for the changes in total revenues are set forth below.

     Revenue from firm securities transactions, primarily generated by Sherwood Securities, increased by $65,159,000, or 140%, and by $99,640,000, or 103%, for
the three and nine months ended February 29, 2000, respectively, as compared with the equivalent periods in fiscal 1999. The increased activity in the equity markets, particularly trading volume in internet, high technology and biotech related stocks, resulted in increases in Sherwood Securities' ticket and share volume, respectively, for the quarter and nine months ended February 29, 2000 as compared to the same periods a year ago. Sherwood Securities market share in terms of share volume increased over the prior year periods, as well, and in fact, Sherwood Securities was ranked as the sixth largest NASDAQ/OTC market maker by AutEx in terms of share volume for the three months ended February 29, 2000. These increases in ticket and share volume were more than enough to make up for decreases in the trading profits per ticket.


                                             Three Months Ended
                                   February 29,          February 28,            Percentage
                                        2000                 1999                  Change
                                        ----                 ----                  ------
Trading profit per ticket              $22.82               $27.33                   (17%)
Average daily batched trades           76,100               28,600                   166%
Share volume (billions)                   5.7                  2.2                   159%
Average number of shares per
ticket                                  1,200                1,200                     0%


                                              Nine Months Ended
                                   February 29,          February 28,             Percentage
                                       2000                  1999                   Change
                                       ----                  ----                   ------
Trading profit per ticket             $19.37                $23.63                   (18%)
Average daily batched trades          52,400                22,000                   138%
Share volume (billions)                 11.2                   5.3                   111%
Average  number of shares per
ticket                                 1,120                 1,280                   (13%)


     In addition to the above, NDB.com recognized approximately $4,000,000 in revenue from firm securities transactions during the quarter ended February 29, 2000 reflecting gains from proprietary trading positions.

     The Company's commission income, primarily generated by NDB.com, includes commissions received from customers, as well as rebates received for order flow from other broker-dealers. Commissions increased by $9,301,000, or 74%, and by $16,971,000, or 55%, for the three and nine months ended February 29, 2000, respectively, when compared with the same periods in the prior year. These increases occurred primarily due to a rise in NDB.com's average daily commissionable ticket count. Increases in the volume of transactions for the U.S. equity markets and an increase in the number of NDB.com's customer accounts led to the rise in NDB.com's ticket count.


                                                       Three Months Ended
                                               February 29,        February 28,          Percentage
                                                   2000                1999                Change
                                                   ----                ----                ------
Average daily commissionable trades               16,000               9,300                 72%
Average number of customers                      193,200             121,700                 59%
Average trades per customer                          5.1                 4.6                 11%
Percentage of trades on-line                          77%                 60%                28%

                                                       Nine Months Ended
                                               February 29,        February 28,          Percentage
                                                   2000                1999                Change
                                                   ----                ----                ------
Average daily commissionable trades               11,300               7,200                 57%
Average number of customers                      174,500             113,400                 54%
Average trades per customer                         12.3                11.9                  3%
Percentage of trades on-line                          75%                 58%                29%


     Interest and dividend income increased by $3,535,000, or 141%, and $8,563,000, or 122%, for the three and nine months ended February 29, 2000, respectively, as compared to the same periods in the prior year. These increases are due principally to two factors. First, there were larger average amounts of cash available to earn interest. This was primarily due to the Company taking in aggregate cash of approximately $190,000,000 in connection with the underwritten public offering of its common stock that closed on June 25, 1999, the sale of its membership interests in Equitrade on June 18, 1999 and the private placement of 500,000 shares of its common stock on February 7, 2000, net of capital expenditure cash outflows. In addition, the average customer debit and credit balances that are held with NDB.com's clearing broker continued to rise.

     Fee income generated by NDB.com increased by $537,000, or 47%, and $1,452,000, or 48%, for the three and nine months ended February 29, 2000, respectively, as compared to the same periods in the prior year. The increases are principally due to NDB.com receiving higher distribution assistance fees from money market funds, as customers' balances in those funds have increased since the prior year.

     Total expenses for the three months ended February 29, 2000 increased approximately $56,624,000, or 115%, from $49,383,000 in the quarter ended February 28, 1999 to $106,007,000 during the quarter ended February 29, 2000. Total expenses for the nine months ended February 29, 2000 increased approximately $101,455,000, or 85%, from $119,483,000 during the nine months ended February 28, 1999 to $220,938,000 during the current year. The reasons for the changes in expenses are set forth below.

    Compensation and benefits increased by $36,027,000, or 149%, and $52,506,000, or 100%, for the three and nine months ended February 29, 2000, respectively, as compared to the equivalent periods in the prior year. As a percentage of revenue, employee compensation and benefits was 43% and 40% for the three and nine months ended February 29, 2000, respectively, versus 38% and 37% for the comparable periods in the prior fiscal year. The increases in this expense were primarily due to a rise in compensation to Sherwood Securities' traders and salesmen resultant from the increase in Sherwood Securities' net trading revenue and profitability. Further, Sherwood Securities' traders are compensated based on a tiered commission rate schedule, wherein they earn higher rates of commissions as the profits they generate increase. Thus, the large increase in trading profits in the current period versus in the prior year period led, in large part, to the increase in compensation and benefits as a percentage of revenue. Similarly, based on the increasing profitability of the Company, management and employee bonuses have increased. Finally, the number of employees increased to 737 for the Company as of February 29, 2000, from 552 as of February 28, 1999. The increase in employees was necessitated by the significant increase in trade volume and technological needs that the Company has experienced over the last year. The Company expects compensation and benefits expense to continue to increase in support of expected increases in customer accounts and trading activity.

    Clearing and related brokerage charges increased by $9,471,000, or 77%, and $14,726,000, or 46%, for the three and nine months ended February 29, 2000, respectively, as compared to same periods in the prior year. As a percentage of revenue, clearing and related brokerage charges decreased to 15% and 18% for the three and nine months ended February 29, 2000, respectively, from 19% and 23% for the comparable periods in fiscal 1999. The increase in clearing and related charges for the three and nine months ended February 29, 2000 was mainly due to increases in Sherwood Securities' and NDB.com's ticket counts of 175% and 78%, respectively, for the quarter ended February 29, 2000 and 140% and 60%, respectively, for the nine months ended February 29, 2000 over the amounts in the comparable periods during the prior year. Partially offsetting these increases, and leading to the decrease in clearing and related brokerage charges as a percentage of revenue, were decreases in per ticket rates negotiated with NDB.com's clearing broker as of February 1999.

     Communications increased by $1,459,000, or 36%, and $2,491,000, or 22%, for the three and nine months ended February 29, 2000, respectively, as compared to the same periods in the prior year. The increases are mainly due to a rise in the aggregate expense associated with obtaining market data and quotation services. Usage of such services has increased as the number of users has risen since the prior fiscal year.

     Advertising costs increased by $4,168,000, or 315%, and $15,658,000, or 400%, for the three and nine months ended February 29, 2000, respectively, as compared to the comparable periods in the prior year. The Company advertises in order to attract retail accounts directly to NDB.com as well as institutional and broker-dealer order flow directly to Sherwood Securities. The increases are due to additional media buys and the costs to produce new lines of advertisements designed to strengthen NDB.com brand awareness and to put a focus on its products and services. The Company uses a combination of network and cable television, local radio and print media to attract new customers. NDB.com also attains new customers through its affinity and business-to-business relationship programs. Acquisition costs per customer account for NDB.com were $187 and $294 for the three and nine months ended February 29, 2000 as compared to $112 and $137 for the three and nine months ended February 28, 1999 based on total advertising expenses for the Company. Increased media spending by NDB.com, and by its competitors in the online brokerage industry, has led to the overall increases in the average cost to acquire an account. NDB.com continues to focus on attracting further affinity and business-to-business partnerships to help abate these escalating acquisition costs.

     Sales-related travel and entertainment increased by $483,000, or 126%, and $1,123,000, or 102%, for the three and nine months ended February 29, 2000, respectively, as compared to the same periods in the prior year. The increases are due mainly to an increase in the number of Sherwood Securities' institutional and broker-dealer sales personnel and additional efforts by this sales force to attract new customers and maintain existing relationships.

       Depreciation and amortization increased by $2,418,000, or 90%, and $5,617,000, or 91%, for the three and nine months ended February 29, 2000, respectively, as compared to the equivalent periods in the prior year. These increases can be attributed to two main factors. NDB.com and Sherwood Securities incurred additional charges for the write-off of obsolete computer equipment and software in connection with upgrades of their brokerage operations. NDB.com also wrote off $2,225,000 (of an expected total write-off of $4,500,000) in net book value of equipment, software and leasehold improvement costs of assets it expects to abandon when it moves its headquarters from New York City to Jersey City during the quarter ended May 31, 2000. Also contributing to the increase is depreciation and amortization incurred on additional fixed assets, leasehold improvements and computer software purchased by Sherwood Securities and NDB.com aggregating approximately $5,423,000 and $9,881,000, respectively, during the period from June 1999 through February 2000.

     Equipment rental costs increased by $580,000, or 366%, and $1,530,000, or 364%, for the three and nine months ended February 29, 2000, respectively, as compared to the same periods in the prior year. The Company has begun to lease a larger portion of the equipment used in connection with NDB.com's WebstationTM and Sherwood Securities' trading operations as the useful lives for much of this equipment has decreased due to the rapidly changing technologies involved.

     Technology consulting expense increased by $180,000, or 21%, and $2,433,000, or 173%, for the three and nine months ended February 29, 2000, respectively, as compared to the comparable periods in the prior year. The increases are primarily due to rising fees paid to consultants in order to test and maintain NDB.com's website and Sherwood Securities' proprietary trading system.

     Repairs and maintenance costs increased by $471,000, or 86%, and $961,000, or 58%, for the three and nine months ended February 29, 2000, respectively, as compared to the same periods in the prior year. These increases, primarily for NDB.com, are mainly due to maintenance service contract fees paid for new equipment and in association with maintaining existing infrastructures as the original warranties on the various systems continue to expire.

     Professional fees decreased by $388,000, or 45%, and $1,195,000, or 43%, for the three and nine months ended February 29, 2000, respectively, as compared to the equivalent periods in the prior year, primarily due to a decrease in legal fees.

     Occupancy costs increased by $1,051,000, or 168%, and $3,203,000, or 169%, for the three and nine months ended February 29, 2000, respectively, as compared to the same periods in the prior year. The increases are principally due to the signing of two additional leases for office locations to house NDB.com and the Company's forthcoming clearing operations.

      Other expenses increased by $704,000, or 50%, and $2,400,000, or 65%, for the three and nine months ended February 29, 2000, respectively, as compared to the equivalent periods in the prior year. The increases are due primarily to an increase in fees paid to employment agencies for the placement of new and temporary employees, and fees for training and conferences for employees of Sherwood Securities and NDB.com. The remainder of the increases in other expenses is due to the overall growth in the volume of business and the increase in staff size.

     The Company's effective tax rate was approximately 45% for the three month period ended February 29, 2000 as compared to 47% for the three months ended February 28, 1999 and was approximately 46% for both the nine month period ended February 29, 2000 and the nine months ended February 28, 1999.

    For the three and nine months ended February 29, 2000, included in income tax expense are deferred tax benefits of approximately $422,000 and $697,000, respectively. These deferred tax benefits relate to the future taxability of certain temporary book to tax basis differences and to the carryforward of NDB.com's taxable loss to future periods for certain tax jurisdictions. In conjunction with the deferred tax asset, the Company has recorded a valuation allowance of $244,000 because, in management's judgment, it was concluded that it was more likely than not that a portion of the benefit may not be realized.


Liquidity

     The Company's tangible assets are highly liquid, but subject to market price fluctuation, with more than 85% consisting of cash or assets readily convertible into cash (principally firm securities positions, U.S. Treasury obligations, receivables from brokers and cash). The Company's operations have generally been financed by internally generated funds and the proceeds from the sales of its common stock in both seasoned public and private offerings and its interest in Equitrade.

     From time to time, the Company has borrowed funds on a secured basis in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. Management is reviewing alternatives to meeting these funding requirements.

  NDB Group's broker-dealer subsidiaries, Sherwood Securities and NDB.com, are subject to the SEC's minimum net capital requirement, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of February 29, 2000, Sherwood Securities and NDB.com had approximately $104,117,000 and $8,857,000, respectively, in excess of the SEC required minimum net capital. The net capital rule imposes financial restrictions upon Sherwood Securities' and NDB.com's businesses, which are more severe than those imposed on most other businesses.

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

  On June 25, 1999, NDB Group closed an underwritten seasoned public offering of 2,990,000 shares of its common stock, which resulted in its receipt of approximately $91,600,000 in proceeds, net of underwriters' discounts and commissions and expenses related to the offering.

     On February 7, 2000, NDB Group sold an aggregate of 500,000 shares of its common stock in a private offering to Go2Net, Inc. ("Go2Net") and Vulcan Ventures Incorporated ("Vulcan") for $13,500,000.

     The Company's capital expenditures were $39.6 million and $4.5 million during the nine months ended February 29, 2000 and February 28, 1999, respectively, including deposits made on assets not yet placed in service. Capital expenditures during the first nine months of fiscal 2000 were primarily related to the expansion of Sherwood Securities' trading floor and offices and the build out of the new facilities at 90 Hudson Street in Jersey City for NDB.com and Millennium Clearing Company, L.L.C., as well as for the continued upgrading of the Company's information technology systems and telecommunications equipment. The Company expects that it will spend an additional $10.9 million during the last quarter of fiscal year 2000 in capital expenditures for its new facilities (including the data center) at 90 Hudson Street for a total of $34.4 million. Approximately half of these assets are expected to be leased/depreciated over an average life of 24 to 36 months in accordance with the Company's leasing or, if purchased, depreciation policies. The remainder, representing leasehold improvements, will be amortized over the 15-year term of the 90 Hudson Street facilities lease. Moreover, the Company expects to spend an additional $4-$6 million in capital expenditures on ongoing technological improvements and product enhancements during the remaining quarter and intends to finance these upgrades, as it did during the nine months ended February 29, 2000, with funds received from the underwritten public offering of its common stock that closed on June 25, 1999 and the sale of Equitrade. As NDB.com expends money on new technology during the fourth fiscal quarter of fiscal year 2000, maintenance costs (estimated at about 16% to 18% annually of the hardware costs incurred) will increase in proportion to these capital expenditures. NDB.com's relocation to its new facilities at 90 Hudson Street has commenced and is expected to be completed by mid-calendar year 2000.

     In connection with the move to 90 Hudson Street from New York City, the Company expects to abandon and write-off approximately $3 million in net book value of equipment and related software that will be incompatible with the new network and production platform established at 90 Hudson Street and write-off approximately $1.5 million in net book value of leasehold improvement costs at its current locations in New York City. Approximately $2.25 million of the aforementioned assets were already written off during the quarter ended February 29, 2000 with the remainder to be written off during the quarter ended May 31, 2000.

      The Company expects to incur advertising expense (included in selling and marketing expenses) for the fiscal year ending May 31, 2000 of approximately $32 million, inclusive of next quarter's portion of amortized commitments related to the Go2Net and Yahoo! marketing associations, but absent any new business-to-business marketing associations. In March 2000, the Company commenced its second multi-media (television, radio and print) advertising campaign this year, featuring the tagline "We Take You Under Our Wing", and emphasizing NDB.com's role in assisting and educating all levels of investors to become self-directed investors through the various products and services NDB.com offers, such as NDB University and StockFinder. NDB.com also continues to look for alternative methods of account acquisition through additional business-to-business alliances. The Company expects account acquisition costs to be approximately $300 to $400 per account for the fiscal year ending May 31, 2000 in connection with its multi-media marketing campaigns which commenced in June 1999.

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


Year 2000 Compliance

     This material is subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

     State of Readiness. The Company prepared for the issues associated with the year 2000, including changes in the programming of internal and vendor computer systems. The year 2000 problem was pervasive and complex as virtually every computer operation was affected by the rollover of the two-digit year value to
00. The issue was whether computer systems would properly recognize date sensitive information when the year changed to 2000. Systems that would not properly recognize such information could generate erroneous data or cause a system to fail. The Company's plan to deal with the year 2000 issue was a five-step plan, which included both information technology ("IT") and non-information technology ("non-IT") systems. IT systems include the Company's trading system, the Company's accounting software and the NDB.com WebstationTM. Non-IT systems include the Company's headquarters' water, sprinkler and elevator systems. The five steps were awareness, assessment, renovation, validation and implementation. Awareness required the notification to all employees, particularly senior management, of the potential year 2000 problem. Assessment included taking inventory of every product or service produced or used by the Company that relied on the use of such dates. The date could be used to store, search, retrieve or calculate information. The awareness and assessment phases of the plan were 100% complete as of December 31, 1999. Renovation, which had also been completed as of December 31, 1999, included the conversion of year 2000 non-compliant systems into year 2000 compliant systems. Internal software and hardware identified as non-compliant were made compliant or replaced, in all material respects, as of December 31, 1999 and the Company internally verified compliance of its new NDB.com WebstationTM. Validation comprised the testing of all systems by using test data with dates that included the year 2000. This was the certification phase of the Company's production platforms. Implementation was a final review of all year 2000 production systems, IT and non-IT, in service. The Company completed, in all material respects, the validation and implementation phases. The Company is dependent upon services rendered by third parties, such as telecommunications, electric and clearance, which may have a material effect on operations. These essential service providers indicated to the Company that they were year 2000 compliant. The Company has not experienced any year 2000 problems with its production systems through the date of this report.

     Costs. Through February 29, 2000, the Company spent approximately $488,000 for software modifications, hardware and testing related to year 2000 of which $55,000 was incurred during the quarter ended February 29, 2000. The Company does not track internal costs related to year 2000 issues, which consisted primarily of payroll expenses and, as a result, the foregoing actual expenditures do not include such internal costs.

     Contingency Plan. Although the Company has formulated contingency plans should internal systems, vendors or customers have failed to become compliant or have failed to operate as a result of year 2000 problems, the Company did not experience such occurrences.

Looking Ahead

     The Company expects that it will spend an additional $10.9 million during the remaining quarter of fiscal year 2000 in capital expenditures for its new facilities (including the data center) at 90 Hudson Street for a total of $34.4 million. Moreover, the Company expects to spend an additional $4-$6 million in capital expenditures on ongoing technological improvements and product enhancements during the remaining quarter. NDB.com's relocation to its new space at 90 Hudson Street has commenced and is expected to be completed by mid-calendar year 2000.

      The Company expects to incur advertising expense (included in selling and marketing expenses) of approximately $12.5 million for the fourth quarter of fiscal year ending May 31, 2000, inclusive of next quarter's portion of amortized commitments related to the Go2Net and Yahoo! marketing associations, but absent any new business-to-business marketing associations. For the year ended May 31, 1999, the Company incurred approximately $5,876,000 in advertising expense. In March 2000, the Company commenced its second multi-media (television, radio and print) advertising campaign this year, featuring the tagline "We Take You Under Our Wing", and emphasizing NDB.com's role in assisting and educating all levels of investors to become self-directed investors through the various products and services NDB.com offers, such as NDB University and StockFinder. NDB.com also continues to look for alternative methods of account acquisition through additional business-to-business alliances. The Company expects account acquisition costs to be approximately $300 to $400 per account for the fiscal year ending May 31, 2000 in connection with its multi-media marketing campaigns which commenced in June 1999.

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

     In connection with the growth of both Sherwood Securities and NDB.com, the Company's employee count has grown from 624 at May 31, 1999 to 737 at February 29, 2000. The Company intends to continue to expand its workforce during the remainder of the current fiscal year and believes competition for employees in the brokerage and technology fields will put upward pressure on average employee compensation. The Company also anticipates expanding NDB.com's customer service and trade execution representatives, by 80-120 employees over the next six months, an increase of approximately 50% to 75%.

     The Company estimates that it will begin self-clearing NDB.com and Sherwood Securities transactions by the end of calendar year 2000 through the Company's wholly owned subsidiary, Millennium Clearing Company, L.L.C. As a broker-dealer, Millennium will be subject to the SEC's minimum net capital requirements. The Company intends to fund this required capital through internally generated funds. Over the long term, this self-clearing operation is expected to reduce clearing charges per ticket incurred by both NDB.com and Sherwood Securities and increase the interest spreads the Company earns on certain customer balances.

     On March 28, 2000, the Company announced that it had entered into a non-binding letter of intent (the "Letter") with Deutsche Bank Americas Holding Corporation ("DB") pursuant to which the Company would sell 3,000,000 shares of its common stock to DB or one of its designated affiliates for $45.31 per share (the "Investment"). A copy of the press release announcing the transaction is incorporated by reference to this Form 10-Q, as is the Letter.

     The Letter, in addition, provides that DB and the Company propose the following actions: (i) the negotiation and execution of a definitive agreement relating to the Investment, (ii) coincident with the Investment, the negotiation of the principal terms (and binding agreement with respect to exclusivity and non-competition) with respect to a joint venture to be owned 25% by the Company and 75% by DB or one or more of its affiliates with respect to the offering of on-line discount equity brokerage in Western Europe; (iii) coincident with the

Investment, the negotiation of the principal terms (and binding agreement with respect to mutual exclusively and non-competition) with respect to a worldwide joint venture (excluding Western Europe and the United State) 50% owned by the Company and 50% owned by DB or one or more of its affiliates (subject to certain conditions) with respect to the offering of on-line discount equity brokerage;
(iv) coincident with the Investment, the negotiation and execution of a definitive agreement with respect to the Company or one of its affiliates being a distributor of initial public offerings of equity securities in the U.S. if DB or one of its affiliates is an underwriter of the securities and wishes to use the internet as a distribution channel, and (v) coincident with the Investment, the negotiation and execution of a definitive agreement for the distribution of certain research prepared by DB to customers of the Company or its subsidiaries in the United States.

     The transactions are subject to several conditions including, but not limited to, the approval of the Board of Directors of DB, the Board of Managing Directors of Deutsche Bank AG and the Board of Directors of the Company, regulatory approvals and filings and other matters.

     DB would be subject to certain standstill provisions regarding purchasing additional voting stock of the Company, conducting proxy contests and the voting of its shares of the Company and would have certain registration, antidilution and veto rights described in the Letter.

     The parties to the Letter have agreed to certain limitations on negotiations and other matters with third parties regarding alternative transactions until the execution of a definitive agreement regarding the Investment.

     The foregoing is a summary of the Letter and is not complete.  There can be
no  assurance  that  the  transactions   contemplated  by  the  Letter  will  be
consummated.



Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

      The Company's principal business activities are, by their nature, risky and volatile and are directly affected by many national and international factors. Any one of these factors may cause a substantial decline in the securities markets, which could materially adversely affect the Company's business. Managing risk is critical to the Company's profitability and to reducing the likelihood of earnings volatility. The Company's risk management policies and procedures have been established to continually identify, monitor and manage risk. The major types of risk that the Company faces include, but are not limited to, credit risk, legal risk, operating risk and market risk.

      Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligations. The Company clears its securities transactions through unaffiliated clearing agents. Under the terms of its clearing agent agreements, the Company's clearing agents have the right to charge it for losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, the Company's policy is to monitor the credit standing of its customers and maintain collateral to support margin loans and short sales. Further, a significant portion of the Company's and its customer assets are held at one or more clearing agents. Therefore, it would incur substantial losses if one of the Company's clearing agents were to become insolvent or otherwise unable to meet its financial obligations.

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

     The Company maintains inventories for trading purposes in exchange-listed, Nasdaq and other over-the-counter securities on both a long and short basis. The fair value of these securities at February 29, 2000 was $76.1 million in long positions and $27.5 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $4.9 million as of February 29, 2000. A 10% hypothetical decline was used to represent a significant yet plausible market change.

     Other financial instruments exposed to equity rate risk are held for purposes other than trading. This includes investments by the Company in three privately held corporations. These investments were valued at their fair value, $600,000 at February 29, 2000, in the Company's condensed consolidated financial statements under the heading "Securities not readily marketable". The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $60,000 as of February 29, 2000.

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

     The Company has been named as a defendant in a number of lawsuits and arbitrations and is the subject of investigations that allege, among other things, violations of Federal and state securities laws and other laws. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. Except as described disclosed in Item 3 to the Company's Form 10-K for the year ended May 31, 1999, Form 10-Q for the quarters ended August 31, 1999 and November 30, 1999, and this Form 10-Q, management of the Company believes that none of these pending lawsuits, arbitrations and investigations is likely to have a material adverse effect on its financial condition, results of operations or liquidity, although the Company cannot be certain of this.

     In the matter of Weiss, Peck & Greer, L.L.C. v. Sherwood Securities Corp., NASD Arbitration No. 99-01368, an unsuccessful mediation session was held on September 24, 1999. Subsequently, a three-person arbitration panel was appointed and the parties have exchanged discovery requests and responses. A hearing on the merits is currently scheduled for the last two weeks of September 2000.

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 5, 2000, NDB Group issued 500,000 shares of its common stock and warrants convertible into an additional 500,000 shares of its common stock in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, thereunder. The offer and sale of the common stock and the warrants were to two "accredited investors" (as such term is defined in Rule 501 of Regulation D). The proceeds from the sale were $13,500,000. Go2Net purchased 130,000 share of NDB Group common stock and a warrant to purchase 130,000 shares of NDB Group common stock at $33.00 per share. Vulcan purchased 370,000 shares of NDB Group common stock and a warrant to purchase 370,000 shares of NDB Group common stock at $33.00 per share. The warrants may be exercised at any time prior to February 5, 2003 except the warrants terminate sooner if NDB Group notifies the holders of the warrants that the "market price" (as defined in the warrants) for NDB Group common stock equals or exceeds $33.00 for 18 of 21 consecutive trading days. NDB Group provided this notice to warrant holders on March 23, 2000. Upon notice from NDB Group, the warrants terminate ten days after receipt by the holders of the warrants of the notice provided the termination of the warrant would be delayed if the exercise of the warrant requires filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Such a filing is required by Vulcan but not by Go2Net. On March 28, 2000, Go2Net exercised its warrant. By letter dated March 23, 2000, Vulcan notified NDB Group it irrevocably exercised its warrant subject to the waiting period under the HSR Act being terminated or expiring.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                      Exhibit 4(a) - Press Release dated March 28, 2000 -
                                     incorporated by reference to Exhibit 99(a) to the Company's Form 8-K dated March 27, 2000.

                      Exhibit 4(b) - Letter of Intent dated March 27, 2000
                                     between National Discount Brokers
                                     Group,  Inc. and Deutsche Bank Americas
                                     Holding Corporation - incorporated by
                                     reference to Exhibit 99(b) to the Company's
                                     Form 8-K dated March 27, 2000.

                      Exhibit 11 - Computation of Net Income Per Common Share

                      Exhibit 27 - Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended February 29, 2000. The report, dated February 5, 2000, was filed in regard to the Securities Purchase Agreement the Company entered into with Go2Net and Vulcan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           National Discount Brokers Group, Inc.
                                           -------------------------------------

      Date: April 10, 2000                 By: Arthur Kontos
      ----------------------------         -------------------------------------
                                           Arthur Kontos
                                           Chief Executive Officer


      Date: April 10, 2000                 By: Daniel Fishbane
      -----------------------------        -------------------------------------
                                           Daniel Fishbane
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                                                      EXHIBIT 11
             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                                   (Unaudited)

                                                            Three Months Ended                Three Months Ended
                                                            ------------------                ------------------
                                                                  Basic                           Diluted
                                                     ----------------------------------  -----------------------------------
                                                    February 29, 2000  February 28, 1999 February 29, 2000 February 28, 1999
                                                    ----------------- ------------------ -----------------  ----------------
Common stock and potential common stock:
  Average common stock outstanding                         17,115,134       14,001,718       17,115,134        14,001,718
  Average potential common stock
    issuable under stock options                                    -          295,038                -           202,811
                                                     ----------------- ----------------  ---------------   ----------------


Total average common stock and potential common
  stock used for earnings per share computation            17,115,134       14,001,718       17,410,172        14,204,529
                                                     ----------------- ----------------  --------------- -  ---------------


Income:
    Net income from continuing operations            $     19,230,963  $     7,749,299   $   19,230,963     $   7,749,299
    Net income from discontinued operations,
      net of taxes                                                  -          422,350                -           422,350
    Gain on sale of discontinued operations,
      net of taxes                                                  -                -                -                 -
                                                     ----------------- ----------------  ---------------   ---------------


            Net income                               $     19,230,963  $     8,171,649   $   19,230,963     $   8,171,649
                                                     ----------------- ----------------  ---------------   ---------------

Net income per common and potential common share:
    Net income from continuing operations            $           1.12  $          0.55   $         1.10     $        0.55
    Net income from discontinued operations,
      net of taxes                                               0.00             0.03             0.00              0.03
    Gain on sale of discontinued operations,
      net of taxes                                               0.00             0.00             0.00              0.00
                                                     ----------------- ----------------  ---------------    --------------


            Net income                               $           1.12  $          0.58   $         1.10     $        0.58
                                                     ----------------- ----------------  ---------------    --------------



                                                                Nine Months Ended                  Nine Months Ended
                                                                -----------------                  -----------------
                                                                     Basic                             Diluted
                                                     ----------------------------------     ---------------------------------
                                                    February 29, 2000  February 28, 1999  February 29, 2000 February 28, 1999
                                                    -------------------------------------------------------------------------

Common stock and potential common stock:
  Average common stock outstanding                      16,766,429        14,028,253           16,766,429       14,028,253
  Average potential common stock
    issuable under stock options                                 -                 -              271,504           72,931
                                                     ----------------- ----------------   ---------------   --------------

Total average common stock and potential common
  stock used for earnings per share computation         16,766,429        14,028,253           17,037,933       14,101,184
                                                     ----------------- ----------------   ---------------   --------------

Income:
    Net income from continuing operations            $  23,976,825   $    11,531,741       $   23,976,825    $  11,531,741
    Net income from discontinued operations,
      net of taxes                                          82,994         1,187,998               82,994        1,187,998
    Gain on sale of discontinued operations,
      net of taxes                                      20,515,969                 -           20,515,969                -
                                                     ----------------- ----------------   ---------------   --------------


            Net income                               $  44,575,788  $     12,719,739       $   44,575,788    $  12,719,739
                                                     ----------------- ----------------   ---------------   --------------


Net income per common and potential common share (a):
    Net income from continuing operations            $        1.43  $           0.82       $         1.41   $        0.82
    Net income from discontinued operations,
      net of taxes                                            0.00              0.09                 0.00            0.08
    Gain on sale of discontinued operations,
      net of taxes                                            1.23              0.00                 1.21            0.00
                                                     ----------------- ----------------   ---------------  --------------


            Net income                               $        2.66  $           0.91       $         2.62   $        0.90
                                                     ----------------- ----------------   ---------------  --------------




(a) The sum of the individual quarters' earnings per common share does not equal the total amount for the nine months ended February 29, 2000 or February 28, 1999 due to the effect of averaging the number of shares of potential common stock throughout the year.