Form 10-Q/A
period 2000-02-29
NATIONAL DISCOUNT BROKERS GROUP INC
filed 2000-05-01
CIK 811917

CONFORMED
                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                       Exhibit 10(a) - Amendment to the National Discount
                                       Brokers Group, Inc. 1999 Non-Qualified
                                       Stock Option Plan.

                       Exhibit 10(b) - Letter of the Company exercising  its
                                       option under the Employment Agreement
                                       dated as of May 31, 1997 between Arthur
                                       Kontos and the Company.

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



                                           National Discount Brokers Group, Inc.
                                           -------------------------------------

   Date: April 28, 2000                    By: Arthur Kontos
         --------------                    -------------------------------------
                                           Arthur Kontos
                                           Chief Executive Officer


   Date: April 28, 2000                    By: Daniel Fishbane
         --------------                    -------------------------------------
                                           Daniel Fishbane
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                                                   EXHIBIT 10(a)

             AMENDMENT TO THE NATIONAL DISCOUNT BROKERS GROUP, INC.
                      1999 NON-QUALIFIED STOCK OPTION PLAN



     RESOLVED, that the National Discount Brokers Group, Inc. 1999 Non-Qualified Stock Option Plan, as amended (the "Plan") is further amended to revise subsection 5(i) to read in its entirely as follows:

     (i) Notwithstanding any provision of the Plan to the contrary, each Independent Director shall receive (I) a one time grant of a Stock Option covering 5,000 shares of stock (adjusted as provided in Section 8) on the date when the Independent Director first joins the Board after July 28, 1999 or on July 28, 1999 in the case of any Independent Director serving on the Board on July 28, 1999 and (II) each Independent Director elected after January 19, 2000 shall receive the grant of a Stock Option covering 5,000 shares of stock (adjusted as provided in Section 8) on each date the Independent Director is elected to the Board after the first such election. The Stock Option will have an Exercise Price equal to Fair Market Value at the Granting Date, have a term of 9 years and 364 days from the Granting Date, vest six months after the Granting Date for the Stock Option, be transferable to the extent permitted by the Committee for Employees, not be subject to the benefits of Subsection 5(h) and 6(c), and otherwise be subject to the terms and conditions of the Plan except that the Stock Option awarded to an Independent Director shall not expire when the Independent Director leaves the Board but shall continue until the earlier of two years from the date the Director leaves the Board or the date the Stock Option expires. Notwithstanding the foregoing no Independent Director shall be entitled to receive a Stock Option under this subsection 5(i) if the number of shares of Stock received as a result of the conversion of, or to be received upon exercise of, Stock Options would exceed one percent of the shares of stock then outstanding or one per cent of the voting power of securities of the Company then outstanding.

     FURTHER RESOLVED, that the foregoing amendment shall not become effective until the New York Stock Exchange advises the Company that such amendment will not require approval of the Plan by the stockholders of the Company.


                                                     Respectfully submitted,


                                                     Frank E. Lawatsch, Jr.
                                                     Secretary

                                                                   EXHIBIT 10(b)




March 21, 2000


Arthur Kontos
President and Chief Executive Officer
National Discount Brokers Group, Inc.
10 Exchange Place Center
Jersey City, NJ  07302

RE:    Employment Agreement dated as of May 31, 1997 between The Sherwood
       Group, Inc. (now National Discount Brokers Group, Inc.) and Arthur Kontos

Dear Artie,

       Please be advised that pursuant to Section 1.2 of the Employment Agreement between you and National Discount Brokers Group, Inc., National Discount Brokers Group, Inc. hereby extends the Term of Employment under the above captioned Agreement for one additional year from June 1, 2000 until May 31, 2000. This notice of extension shall be deemed made prior to December 31, 1999.

       For the fiscal year ended May 31, 2001, you have agreed to waive 20% of the cash bonus otherwise payable to you under the Sherwood Group, Inc. 1996 CEO Bonus Plan.

Truly yours,
National Discount Brokers Group, Inc.



By:      ______________________
         James H. Lynch, Jr.
         Chairman of the Board


Agreed:


------------------
Arthur Kontos