Form 10-K
period 2000-05-31
NATIONAL DISCOUNT BROKERS GROUP INC
filed 2000-08-18
CIK 811917

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                [X] Annual Report Pursuant To Section 13 or 15(d)
                     Of The Securities Exchange Act Of 1934
                     For the fiscal year ended May 31, 2000
                                       Or
              [ ] Transition Report Pursuant To Section 13 or 15(d)
                     Of The Securities Exchange Act Of 1934
                        For the Transition Period from to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 30, 2000, 20,998,782 common shares were outstanding, and the aggregate market value of the common shares of National Discount Brokers Group, Inc. held by non-affiliates was approximately $338,000,000(1).

                       Documents Incorporated By Reference

       Document Incorporated                             Part of Report
            By Reference                            Into Which Incorporated
 Proxy Statement for Annual Meeting
      to be held October 25, 2000                            Part III
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(1) For purposes of this calculation, the outstanding shares of common stock beneficially owned by directors and executive officers of the registrant and both Peter R. Kellogg and his affiliates and Deutsche Bank AG and its affiliates, as reported in their respective most recent filing pursuant to
Section 13 (d) of the Securities Exchange Act of 1934, as amended, were deemed owned by affiliates. The registrant does not admit that any such person is an affiliate of the registrant.

                                TABLE OF CONTENTS

                                                                                                       Page
PART I

Item 1.           Business............................................................................. 1
                       Introduction.................................................................... 1
                       Recent Developments............................................................. 2
                       Financial Information About Segments............................................ 3
                       Description of Business......................................................... 3
                            Revenue by Source.......................................................... 3
                            Retail Discount Brokerage Services - NDB.com............................... 4
                            Nasdaq Market Making - NDB Capital Markets.................................14
                            Proposed Self-Clearing Operations - Millennium Clearing
                            Company....................................................................16
                            Investments................................................................17
                  Personnel............................................................................18
                  Competition..........................................................................18
                  Regulation...........................................................................19
                  Customer Protection and Insurance....................................................20
                  Net Capital and Customer Reserve Requirements........................................21

Item 2.           Properties...........................................................................22

Item 3.           Legal Proceedings and Contingencies..................................................22

Item 4.           Submission of Matters to a Vote of Security Holders..................................23


PART II

Item 5.           Market for NDB Group's Common Stock and Related Security Holder
                  Matters..............................................................................23
                  Unregistered Sales of Securities.....................................................24

Item 6.           Selected Consolidated Financial Data.................................................24

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.......................................................................... 26
                       Results of Operations...........................................................26
                       Liquidity and Capital Resources.................................................35
                       Effects of Inflation............................................................37
                       Impact of the Year 2000 Issue...................................................37
                       Looking Ahead...................................................................37


Item 7a.          Quantitative and Qualitative Disclosures About Market Risk...........................38

Item 8.           Financial Statements and Supplementary Data..........................................40

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure...........................................................................40


PART III

Item 10.          Directors and Executive Officers of the Company......................................41

Item 11.          Executive Compensation...............................................................41

Item 12.          Security Ownership of Certain Beneficial Owners and Management.......................41

Item 13.          Certain Relationships and Related Transactions.......................................41


PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K......................41



Forward Looking Statements

         Statements regarding the Company's expectations and beliefs as to its future operations, plans or financial condition and certain other information contained in the Form 10-K, including, but not limited to, the material under the headings "Impact of Year 2000 Issue", "Looking Ahead" and "Legal Proceedings and Contingencies", or in documents incorporated herein by reference constitute forward looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations and beliefs are based on reasonable assumptions within the bounds of its knowledge of its business and operation, there can be no assurance that actual results will not differ materially from its expectations or beliefs. Factors which could cause actual results to differ from expectations or beliefs include a general downturn of the economy, changes in the level of activity or structure of securities markets in which the Company participates, changes in customer growth, unplanned expense increases, inability of the Company to attract or retain key employees, changes in government policy or regulation and unforeseen costs and other effects related to legal proceedings or investigation of governmental and self-regulatory organizations.

                                     PART I

Item 1.     Business

Introduction

         National Discount Brokers Group, Inc. ("NDB Group") is a holding company whose principal wholly owned subsidiaries are National Discount Brokers Corporation, doing business as NDB.com ("NDB.com"), and NDB Capital Markets Corporation ("NDBC"), formerly Sherwood Securities Corp. NDB Group and its subsidiaries, collectively referred to as the "Company", are primarily engaged in the securities business and in providing related financial services.

         NDB.com, a registered broker-dealer, is a deep discount securities brokerage firm specializing in trade execution for individual investors with offices in Jersey City, New Jersey. Customers are offered automated securities order placement and information services through the Internet, as well as, through touch-tone telephone and registered representatives.

NDBC was formed in 1968 and specializes in the market making of Nasdaq and other over-the-counter securities and provides trade execution services primarily to broker-dealer and institutional customers. As a national trading firm with offices in Jersey City, New Jersey; Chicago, Illinois; Denver, Colorado; Los Angeles, California; and Boston, Massachusetts, NDBC traded approximately 4,300 Nasdaq and other over-the-counter securities, as of June 30, 2000, as a market maker and principal for its own account.

         NDB Group and another of its wholly owned subsidiaries, SHD Corporation ("SHD"), also owned membership interests in Equitrade Partners, L.L.C., a Delaware limited liability company ("Equitrade"). Equitrade was a registered specialist on the New York Stock Exchange ("NYSE"). On June 18, 1999, the Company sold its 46.845% membership interest in Equitrade to a subsidiary of Spear Leeds & Kellogg, L.P. ("SLK"), for cash. The operations of Equitrade have been reflected in discontinued operations in the accompanying audited financial statements.

         In July 1999, NDB Group formed Millennium Clearing Company, L.L.C. ("Millennium") as a wholly owned subsidiary for the purpose of providing clearing services initially for NDBC and NDB.com and eventually for other correspondents. Management of the Company anticipates the commencement of clearing for NDB.com and NDBC by Millennium during early-calendar year 2001.

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

         NDB Group's principal executive offices are located at 10 Exchange Place Centre, Jersey City, New Jersey and its telephone number is (201) 946-2200.

Recent Developments


         On June 18, 1999, the Company sold its 46.845% interest in Equitrade, to a subsidiary of SLK. The Company received approximately $85 million in cash, comprised of a net pre-tax book gain of approximately $36 million and the return of capital and other cash payments. The $85 million cash payment was net of the repayment of a $15 million loan made by SLK to NDB Group. The gain from this transaction has been recognized in the financial statements for the fiscal year ending May 31, 2000.

         On June 25, 1999, NDB Group received approximately $91.6 million, net of underwriting discounts and commissions and estimated expenses, from the underwritten public offering of 2,990,000 shares of its common stock.

         On February 7, 2000, NDB Group sold an aggregate of 500,000 shares of its common stock and warrants convertible into an additional 500,000 shares of its common stock in a private placement to Go2Net, Inc. ("Go2Net") and Vulcan Ventures Incorporated ("Vulcan") for $13,500,000. The warrants were exercised during March and April 2000 with NDB Group receiving additional aggregate proceeds of $16,500,000. Russell C. Horowitz, Chairman, Chief Executive Officer, Chief Financial Officer and co-founder of Go2Net, was elected to the Board of Directors of NDB Group effective Monday, February 7, 2000. Mr. Horowitz joined the board as part of the Company's agreement with Go2Net and Vulcan.

         On March 28, 2000, NDB Group announced that it had entered into a non-binding letter of intent (the "Letter") with Deutsche Bank Americas Holding Corporation ("DBA"), an affiliate of Deutsche Bank AG ("DB"), pursuant to which NDB Group would sell 3,000,000 shares of its common stock to DBA or one of its designated affiliates for $45.31 per share or $135,930,000 in gross proceeds (the "Investment"). On May 15, 2000, NDB Group and DB U.S. Financial Markets Holding Corporation ("DBUS"), an affiliate of DB, entered into a definitive agreement (the "Securities Purchase Agreement") respecting the Investment. On June 15, 2000, the transaction was consummated.

         In connection with the Investment, on June 15, 2000, Kevin Parker, Managing Director and Global Head of Cash Equity Sales and Trading for DB, was elected to the board of directors of NDB Group.

         In connection with the Investment (i) NDB Group and DBUS and certain other parties entered into a Registration Rights Agreement (the "Registration Rights Agreement") covering the right of DBUS to have its shares of common stock of NDB Group registered under the Securities Act of 1933, as amended; (ii) NDB Group and Deutsche Bank AG ("DB") entered into a Stockholder Agreement (the "Stockholder Agreement") providing for (A) the prohibition of certain sales by NDB Group of Voting Capital Stock (as defined) or Common Stock Equivalents (as defined) of NDB Group without the consent of DB, (B) certain rights of DB to acquire Common Stock of NDB Group from NDB Group in the event of issuances or sales of Common Stock of NDB Group by NDB Group, (C) the appointment of a representative of DB to the Board of Directors of NDB Group, (D) restrictions on the voting of Voting Capital Stock of NDB Group held by DB, (E) restrictions on DB acquiring shares of Voting Capital Stock of NDB Group in excess of the Standstill Percentage (as defined), (F) the obligation of DB to sell shares of Common Stock of NDB Group to NDB Group in certain circumstances, and (G) restrictions on DB conducting proxy contests, or taking certain other actions with regard to NDB Group; (iii) DB entered into an agreement with NDB.com (the "Securities Research Agreement") regarding the providing of certain research materials prepared by DB or certain of its affiliates to customers of NDB Group or its subsidiaries in the United States, and (iv) DB entered into an agreement with NDB Group (the "IPO Agreement") with respect to NDB Group or one of its affiliates being a distributor of initial public offerings of equity securities in the United States if DB or one of its affiliates is an underwriter of the securities and the internet is a distribution channel.

         DB and NDB Group also executed term sheets (the "Term Sheets") for joint ventures between DB or one of and more of its affiliates and NDB Group or one or more of its affiliates regarding the offering of online discount brokerage in Western Europe and the rest of the world other than Western Europe and the United States. There can be no assurance the parties will enter into definitive agreements regarding these joint ventures.

         The foregoing is a summary of the Investment and the related transactions and is not complete. The Securities Purchase Agreement, the Securities Research Agreement, the Registration Rights Agreement, the IPO Agreement, the Stockholders Agreement and the Term Sheets are incorporated herein by reference. Such agreements were filed as exhibits to either NDB Group's Forms 8-K dated May 18, 2000 and June 15, 2000 or this Form 10-K.



Financial Information About Segments

         The Company provides financial services to individuals, broker-dealers and institutional customers through two segments: NDB.com, which provides deep discount brokerage services to individuals, and NDBC, which provides brokerage services as a market maker to institutions and other broker-dealers. Financial information by segment for the three years ended May 31, 2000 is set forth in
Note 15 in the Notes to Consolidated Financial Statements and does not include the financial results of discontinued operations, primarily those of Equitrade.



Description of Business

Revenue by Source

         The following table sets forth sources of the Company's revenues from continuing operations on a comparative basis for the periods indicated.

                                                           Fiscal Year Ended May 31,
                                            2000                          1999                          1998
                                            ----                          ----                          ----
                                      Amount          %            Amount           %            Amount           %
                                      ------          -            ------           -            ------           -
Firm securities
   transactions (net)           $286,956,912        74.39      $145,319,935       69.91       $90,256,181       65.02

Commission income                 68,576,731        17.78        45,250,436       21.77        37,052,201       26.69
Investment securities
     gain                                  -            -         2,370,242        1.14            63,625        0.05

Interest and dividend
     income                       23,856,633         6.18        10,022,013        4.82         7,599,179        5.47

Fee income                         6,094,867         1.58         4,308,393        2.07         3,567,837        2.57
Other income                         273,336         0.07           594,153        0.29           272,921        0.20
                                  ----------       ------      ------------       -----      ------------       -----

Total revenue                   $385,758,479       100.00      $207,865,172      100.00      $138,811,944      100.00
                                ============       ======      ============      ======      ============      ======


Certain prior year amounts have been reclassified to conform to the fiscal year ended May 31, 2000 presentation. This table should be read in connection with the Company's consolidated financial statements.



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

Execution Services

         NDB.com's customers can place orders with NDB.com to buy or sell:

o any stock listed on Nasdaq, the NYSE or AMEX. Customers can place market orders, limit orders (good until canceled or day), stop loss orders, stop limit orders (on listed securities) and most short sales;

o        more than 10,000 load, no load and no transaction fee mutual funds.
         Customers can search NDB.com's website mutual fund center for funds meeting their investment needs. NDB.com also offers monthly investments in any of these mutual funds through automatic account debit;

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

         Through its Flat Fee Trading(R) program, NDB.com executes all retail orders for execution during regular market hours at the following prices regardless of the number of Nasdaq shares involved (limited to 5,000 shares for exchange listed securities):

         Market Orders                           Limit Orders

         $14.75 for orders placed online         $19.75 for orders placed online
         $19.95 for orders placed by             $22.95 for orders placed by
         PowerBroker                             PowerBroker
         $24.95 for orders placed with our       $27.95 for orders placed with
         registered representatives              our registered representatives


         NDB.com recently developed an interactive application capability on its website. This allows new customers to start trading within one business day after electronically submitting an application. The entire process takes just a few minutes to complete. First, a new customer selects the type of brokerage account he or she wishes to open, such as an individual, joint or custodial. Next, the customer completes a simple, user-friendly application and electronically submits the application. NDB.com conducts a compliance and credit review for each application and then notifies the customer via e-mail whether his or her application has been accepted. When combined with an electronic transfer of funds from the new customer, trading can begin the next business day.

         NDB.com believes individual investors gain many advantages from their NDB.com accounts, including:

o flat fee commission rates for all Nasdaq trades regardless of the number of shares or dollar amount involved;

o flat-fee commission rates for all listed trades up to 5,000 shares of a given security per day;

o full commission refund of up to $27.95 if, for any reason, a customer is not legitimately satisfied with its service;

o        real-time account balances and a list of pending orders;

o        no minimum account balance requirement to open or maintain an account;

o unlimited insurance protection provided through NDB.com's clearing broker for securities;

o NDB.com's "Active Trader's Advantage" program so customers can place multiple orders for the same stock, on the same side of the market (i.e., all buys or all sells), on the same day for a single flat fee commission;

o NDB.com's Buy for Free program that allows for the commission-free purchase of the stock of the company for which the NDB.com customer works;

o NDB.com's free dividend reinvestment program that allows customers to purchase additional shares by automatically reinvesting cash dividends and capital gains; and

o educational programs through NDB University, its joint venture with Time Inc. New Media's money.com.

Market Data and Financial Information

         During trading hours, NDB.com continually receives and posts detailed real-time stock quotes, market information and financial news to provide investors with the information needed to make investment decisions. NDB.com believes that real-time information services facilitate and encourage customer investment ideas and increase transaction volume. NDB.com has arrangements with leading content providers to supply NDB.com with information that customers desire in connection with their investment decisions. Unless otherwise noted, all information is available free of charge to both visitors to NDB.com's website and NDB.com's customers.

         NDB.com has engaged eLogic Communications ("eLogic") to gather, integrate and manage the data supplied by NDB.com's content providers. eLogic presents this data to NDB.com in a format that is easy to use and navigate. Real-time quotes, newsletters and some research reports from unaffiliated third parties are fed directly to NDB.com by individual content providers.

         Quotes. Real-time quotes, only available to NDB.com's customers, are provided by Reuters. Delayed quotes are provided by S&P Comstock.

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

         Market Information. NDB.com offers a complete market summary, including current market indices, most active stocks, intraday market graphics and 90 day market graphics. NDB.com customers can access more comprehensive information, such as international market indices and treasury bond, yen and euro quotes.

         SEC Filings. NDB.com provides a link to full-text SEC filings by every public company.

Portfolio Tracking and Records Management

         Customers can access a list of all portfolio  assets they hold in their
NDB.com  accounts  online,  by  telephone  and  through   NDB.com's   registered
representatives. Customers also receive:

o real-time listing of all their portfolio assets, including current prices and current market values;

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

NDB.com is using the Open Financial Exchange (OFX) format to provide customers the ability to view their portfolio holdings on Yahoo! Finance. NDB.com is currently evaluating the extension of this service so that customers can download their online account information directly into personal financial software programs such as Intuit's Quicken, Microsoft's MSN MoneyCentral Investor Portfolio and Microsoft's Money.

Cash Management Services

         NDB.com offers several cash management options to its customers. These include ProCash Plus accounts which feature unlimited check writing privileges, telephone bill payment and access to a Mastercard debit card. NDB.com also offers customers access to a no fee First USA Visa credit card and electronic funds transfer by touch-tone telephone. Customers earn interest on uninvested funds or by investing in several Alliance money market funds.

NDB University

         NDB.com offers all website users lessons in finance, investing and money management through NDB University, its joint venture with Time Inc. New Media's money.com. These programs are designed to help customers invest, save, borrow and spend more wisely. New lessons are introduced periodically and include topics such as the fundamentals of investing in the stock market, issues to consider when setting investment priorities and tips for saving for college and planning for retirement. Interactive programs allow investors to personalize the lessons to fit their individual objectives.

Specialized Services

         NDB.com offers specialized services designed to appeal to registered investment advisors, institutional investors and high net worth individuals. NDB.com provides custodial, trading and support services to registered investment advisors ("RIAs") who manage their customers' portfolios. NDB.com assigns each RIA to an account manager who assists in opening the account and acts as a liaison with the execution services department. NDB.com also has customer service representatives and a preferred execution desk dedicated to RIAs.

         NDB.com has established an institutional trading desk to meet the needs of institutional investors and hedge funds, which tend to be more active traders. They frequently place block trades, usually trades of 10,000 shares or more. NDB.com charges negotiated fees rather than flat fees for these trades.

         Through its Concierge Desk, NDB.com has registered customer service representatives dedicated to meeting the needs of active traders and high net worth individuals who maintain large account balances at NDB.com.

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

         Mutual Fund Screening. Stockpoint provides two mutual fund screening tools that permit investors to screen over 10,000 mutual funds on up to 27 parameters such as performance, risk, expenses/fees and statistics. Customers can quickly add, sort, and reorder data fields in their results.

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

         IPOinfo. IPO.com provides customers with Initial Public Offering up-to-date pricing, filings, calendar, news, and underwriters. Customers also have the ability to search current IPO information.

         Research on Demand. NDB.com offers access to other premium investment research and analysis for a fee. Available reports include S&P Stock and Industry Reports and First Call Earnings Estimates.

         NDB's StockPulse. A free, proprietary, real-time streaming tool that tracks securities and displays trade activity in dynamic graphs.

         NDB-Silicon Investor Message Boards. NDB.com offers a co-branded version of the Silicon Investor financial discussion boards on ndb.com. Customers have the ability to read and post messages at no charge.

         Fully Interactive Charts. Advanced Java charting with 11 technical indicators. Customers have the ability to customize charts and plot historical activity.

         Tax Center. An online resource destination that provides customers with: Schedule D-efense, a download of their account history into a user-friendly "Schedule D" Microsoft Excel spreadsheet, a 1099 and Original Issue Discounts Help Guide, Tax FAQ's, Tables, Forms and Withholding Calculator.

         Smart Alerts. NDB Price Alerts "pop up" on a customer screen when a user-defined parameter is met. NDB News Alerts notify customers when news has been released on a position in their portfolio, and are summarized in a Snapshot E-mail at market close. SEC Filing Alerts notify customers when positions have a recent SEC Filing. These filings are also summarized in a Snapshot E-mail at market close.

         Pop Up Trade Notifications. National Discount Brokers Trade Monitor automatically checks for trade execution reports every 5 seconds. If activated, it will "pop up" to the front of the users' screen whenever there is a trade execution to report.

         Second Opinion. Customers have access to Market Edge's Second Opinion Weekly, The Idea Generator, and the monthly newsletter "ON the EDGE". Second Opinion provides investors with a Buy/Hold/Sell opinion as well as a complete technical picture of the nearly 5,000 stocks followed by Market Edge. The Idea Generator is a simple, easy to use filtering system, which searches for today's buy/short candidates selected by Market Edge. On the Edge is a monthly commentary, which provides detailed, technically based market analysis and a forecast of the market.

Looking Forward

NDB Mobility. NDB.com intends to offer, by Fall 2000, wireless trading via PDAs (e.g., Palm Pilots) using Aether Systems' technology, which is now being tested. NDB.com also plans to develop WAP (Wireless Application Protocol) applications to enable customers to access ndb.com via cell phones.

         Deutsche Bank IPOs and Research. NDB.com has recently entered into a strategic alliance with Deutsche Bank, one of the world's largest financial institutions. As a result of this alliance, NDB.com customers will have access to Deutsche Bank's world class U.S. equity research and certain U.S. initial public offerings.

         NDB Select. Select customers (active traders who maintain a set minimum amount of commissions each month with NDB.com) will be able to access streaming, real-time Nasdaq Level II quotes. Additional NDB Select features include: a quote grid display, top ten most active (winners, losers, etc.) equity information, time and sales of executions, quick snap quote, news (from providers such as Dow Jones and Comtex), real-time charts, real-time tickers, and advanced option quotes and analysis.

New Product and Service Development/Business Development

         NDB.com constantly evaluates new ideas to expand or improve the products and services NDB.com offers to its customers. Its Strategic Planning and Business Development group is responsible for researching and implementing projects, including those initiated by our executive management. As of May 31, 2000, the group consisted of two executive vice presidents, a director, a vice president and three senior analysts with expertise in accounting, finance, management and project management. The group performs competitive analyses, cost benefit analyses, trend projections and due diligence and manages the development of new products and services within specified timeframes and budgets. The group also seeks qualified companies with whom NDB.com may develop affinity relationships and other partnerships to provide these new products and services.


Delivery of NDB.com Services

         NDB.com provides its customers with three points of access to trade securities, obtain research and monitor account balances: its Internet website, its interactive telephone system and its registered representatives. In addition, a wireless trading application, currently being tested, is planned to be available by Fall 2000.

         Online Services. NDB.com's website allows customers to electronically place orders to buy or sell securities from their personal computers 24 hours a day, seven days a week for execution during regular market hours. NDB.com is the only online broker to have received in 1999 the highest ratings from both Barron's and Money magazine. Similarly, Money magazine ranked NDB.com as the number two online broker in its 1999 study testing ease of use, customer service, system responsiveness, products and tools, and costs, and also ranked the website the number one online broker for new online investors. In the March 13, 2000 edition of Barron's, NDB was ranked number one against twenty-six other online brokers and again received the highest rating of four stars. Barron's noted NDB.com's superior trade execution, a well designed site, ease of use and tax reporting as some of the reasons for the superior ranking. NDB.com's website is designed to be user-friendly with easily accessed help pages and messages that repeat orders for accuracy and confirmation. Online investors can access real-time quotes and news as well as a broad array of free investment research and tools to help them make more informed investment decisions. During the month of May 2000, approximately 80% of NDB.com's executed trades originated online.

         Interactive Telephone System. PowerBroker, NDB.com's touch-tone telephone interactive response system, is available 24 hours a day, seven days a week. With PowerBroker, customers can check account positions and balances, perform account administration and place orders for execution during regular market hours. PowerBroker is available in four languages: English, Spanish, Mandarin and Cantonese. During the month of May 2000, approximately 10% of NDB.com's executed trades originated through PowerBroker.

         Registered Representatives. As of May 31, 2000, NDB.com had 176 registered representatives to answer questions, accept orders and provide quote and account information. These representatives are available Monday through Friday, from 7:00 am to 8:30 pm (other than holidays) and place orders for execution during regular market hours and NDB.com-extended trading hours. NDB.com is committed to offering its customers the ability to place trades with registered representatives. During the month of May 2000, approximately 10% of NDB.com's executed trades originated through its registered representatives.

NDB.com Affinity Relationships

     NDB.com pursues affinity partnerships and business-to-business relationships to increase its access to potential customers, build brand name recognition and expand the products and services NDB.com can offer to its customers. NDB.com is actively pursuing alliances with a variety of companies whose customers are likely to use its products and services. During the year ended May 31, 2000, several new relationships were established. Among these were Go2Net, Inc., Yahoo! Inc. and Sandbox.com.

         Another important partnering arrangement was the development of our B2B Financial Solutions program. B2B Financial Solutions provides financial institutions with NDB.com's award-winning website as a co-branded online brokerage solution. This alternative customer acquisition strategy can also enable NDB.com to establish a "bricks and clicks" presence without the associated overhead costs. Our initial partners in this program include Bank United, Pentagon Federal Financial Services, Somerset Valley Bank and 1st Constitution Bank.

         NDB.com believes that its focus on affinity and business-to-business relationships is likely to result in lower account acquisition costs. NDB.com intends to expand its affinity and business-to-business programs and will evaluate potential relationships with new affinity and business-to-business partners in the future as opportunities arise.


NDB.com Marketing and Advertising

     During fiscal year 2000, NDB.com used a variety of media forms to reach individual investors who may use its services, including broadcast media, print advertisements, online advertisements and direct mail. In March 2000, NDB.com launched a new multi-media advertising campaign featuring the tagline, "We Take You Under Our Wing". In addition, NDB.com signed marketing agreements with Yahoo! Inc. and Go2Net, Inc. wherein NDB.com would be featured throughout the Yahoo!, Yahoo! Finance, Silicon Investor and the Go2Net network websites.

         During the fiscal year ending May 31, 2001, NDB.com intends to continue advertising to build awareness of its brand, quality customer service and depth and breadth of its products and services. NDB.com intends to continue to market its online investing services to individual investors as a better way of handling securities transactions, accessing financial and market data and managing portfolios.


NDB.com Customer Service

         NDB.com believes that providing excellent customer service is critical to its success. As of May 31, 2000, NDB.com had 100 customer service representatives and supervisors trained to promptly handle all types of customer inquiries. Customer service representatives answer inquiries about account status, such as balances, portfolio holdings and trade executions, and address more complex issues such as margin requirements and research questions. They also act as a liaison with the execution services department. Representatives are available 24 hours a day on weekdays and from 8:00 am to 6:30 pm on weekends (other than holidays). NDB.com expects to implement full 24 hour a day, seven days a week coverage (other than holidays) during the first quarter of fiscal year 2001. NDB.com is in the process of increasing the number of customer service representatives to approximately 130.

         Telephone and E-mail Support and Technology. NDB.com's customer service telephone system is designed along "open architecture" lines to permit regular hardware and software upgrades with minimal disruption and expense. New releases of both programs and equipment are only integrated into the customer service system after adequate equipment testing and training of personnel. PowerBroker, our automated interactive voice response system, currently handles approximately 27,000 incoming calls daily, greatly reducing the volume of calls which NDB.com's representatives must handle. This reduces wait times during high volume trading hours and helps reduce overall customer service costs.

         NDB.com also provides customer support via e-mail and live on-line chat sessions using NDB's iAnswer service. All customer service representatives are trained to respond to electronic requests using both pre-composed and original e-mails. NDB.com requires that all e-mail responses are to be reviewed by a customer service manager before being sent to a customer.

         Personnel and Training. NDB.com believes that training is key to creating an efficient and motivated customer service team. NDB.com is committed to providing the best available training to its customer service representatives in an ongoing manner.

         NDB.com strives to maintain a ratio of one supervisor for each six customer service representatives. NDB.com believes that this promotes higher quality customer service. Supervisors monitor customer service calls and e-mails to improve training and customer satisfaction. All customer service representatives undergo both monthly and annual performance reviews to measure their knowledge of NDB.com's products and services, their level of teamwork, their work ethic and personal objectives and their ability to deliver NDB.com's expected level of customer satisfaction.

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

NDB.com Customer Accounts

         NDB.com had approximately 245,600 accounts as of May 31, 2000. NDB.com's customers include individual investors, businesses, investment clubs, registered investment advisors and institutions. During the fiscal year ended May 31, 2000, NDB.com averaged approximately 16 executed commissionable trades per account. At May 31, 2000, NDB.com's customer assets totaled approximately $9.9 billion, an average per account of over $40,000, which NDB.com believes to be among the highest in the industry.


NDB.com Technology

         NDB.com's technology department develops and maintains a combination of proprietary and vendor software to support its online brokerage business and to automate traditionally labor-intensive transactions. The department's primary goal is to ensure uninterrupted customer access to NDB.com's system through the Internet and the telephone, full availability of its products and services and rapid transmission of trades.

         NDB.com's technology is designed along "open architecture" lines to permit regular hardware and software upgrades with minimal disruption and reduced expense. This design allows NDB.com to respond quickly to growth in both trading volumes and number of accounts by adding new computers and improving software.

         NDB.com   believes   there  are  many   advantages  to  its  technology
infrastructure. NDB.com's system is designed to be:

o highly scalable, which allows it to change its size or configuration to adapt to increased volume and numbers of users;

o highly fault tolerant, which allows its customers continued access in the event of certain hardware or software failures;

o highly integrated, which allows it to communicate with any customer's personal computer;

o        load balanced, which allows it to respond to surges in trading volume;
         and

o secure. NDB.com uses encryption, authentication technology and firewalls to secure the confidentiality of the information transmitted to and from its customers.

NDB.com's Website

         The primary components of NDB.com's new website are the presentation layer, the application servers and the databases.

         Presentation Layer. The presentation layer is the display screen of NDB.com's website accessed by its customers over the Internet. It allows NDB.com to offer its services on many platforms without the need to specifically modify its technology for each platform. The presentation layer uses the computer languages HTML, Java and Java Script and is designed to be user-friendly and easy to navigate.

         Application Servers. NDB.com's Netscape application servers use the computer languages C++ and Java to permit the interaction between its customers' computers and its databases. NDB.com's proprietary technology establishes a common language among these components and allows them to function on different platforms and in different protocols. The servers also automatically distribute traffic throughout the system to maintain reliability.

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

NDB.com's Execution System

         All customer orders, whether received through the Internet or by telephone, pass through NDB.com's Unix-based automated processor. This processor is designed to provide all customers with the same real-time portfolio information no matter how it is accessed. The automated processor was designed to rapidly read data, process transactions and transmit information to multiple locations, which provides a high degree of automation for all transactions. It applies preprogrammed rules to each order to determine whether it should be routed to a market maker for execution, reviewed internally or automatically rejected for a number of reasons, such as inadequate margin availability. NDB.com has direct connections to multiple points of execution. If the first market center the order is routed to experiences technical difficulties, NDB.com's order management system reroutes the customer order to an alternate market center for execution.


Nasdaq Market Making -- NDB Capital Markets

Introduction

         At June 30, 2000, NDBC was a market maker in approximately 4,300 Nasdaq and other over-the-counter securities, approximately 85% of which were listed on the Nasdaq National Market System. At May 31, 2000, it was the sixth largest market maker in the United States based on the number of stocks in which it makes markets. For the year ended May 31, 2000, NDBC was also the seventh largest market maker in the United States based on the volume of shares traded according to a report prepared by Autex. NDBC believes it has attained this leadership position by providing better execution services to its broker-dealer and institutional investor customers due to its trading systems and technologies, as well as its skilled and experienced traders. NDBC has also developed proprietary trading methods and a risk management system designed to protect its capital and maximize its trading profits. During the year ended May 31, 2000, NDBC had a trading volume of approximately 16.7 billion shares and averaged approximately 61,700 batched trades per trading day.


Technology and Operations

         NDBC's technology platform and systems are designed to enable it to process a large volume of order flow reliably and efficiently without diminishing speed of execution. During the fourth quarter of the fiscal year ended May 31, 2000, NDBC processed an average of 89,000 batched trades per trading day, and its systems are capable of processing up to 500,000 executions per day. On the average, NDBC can process approximately 150 trades per second. NDBC processes a significant portion of its trading volume over a dedicated electronic communications network, which connects its trading operations to the order entry departments of its broker-dealer and institutional customers. This private communications network provides its customers with immediate access to NDBC's trading operations and facilitates the handling of customers' orders. As part of this system, NDBC maintains direct communication lines with 40 regional brokerage firms across the country, as well as with its branch offices in Los Angeles, California; Chicago, Illinois; Boston, Massachusetts and Denver, Colorado. Other brokerage firms in the same geographic regions can use these dedicated private lines to directly access NDBC's trading operations. NDBC intends to continue to invest in technology to further enhance its order processing capabilities in the coming year, with a goal to enable NDBC to process up to 1,000,000 trades a day at a rate of 250 trades per second.

Risk Management

         NDBC's trading profits depend on its ability to evaluate and act rapidly on market trends and manage risk successfully. To achieve these objectives, NDBC has developed a trading methodology designed to monitor and analyze market activity, price movements and risk on a real-time basis. NDBC continually analyzes its trading positions in individual securities and monitors its overall short and long positions and aggregate profits and losses. Its trading systems provide real-time, online risk management and inventory control functions, including a 10-minute on-screen scroll that shows all losses greater than $5,000. Its trading systems also identify all positions held by different traders in the same security. As part of its risk management policies and procedures, it allocates each of its traders a limited amount of risk capital with which to trade and requires that a trader seek permission from his or her supervisor prior to exceeding that amount. It also requires that its traders maintain positions meeting a specified potential long/short ratio. NDBC has 15 trading team captains who are responsible for continually monitoring their team members' positions and profits and losses. Each of these team captains meets with all members of his or her trading team weekly to assess new developments.

         During fiscal year 2000, there was a sharp increase in the price volatility and record trading volume of many stocks, particularly those of companies that sell products or services over the Internet. Customers eager to trade Internet and other stocks have flooded brokers with larger numbers of orders, periodically leading to large order imbalances and system backlogs. NDBC has implemented procedures designed to allow continuous execution of customers' orders, while lessening the exposure of the firm to extraordinary market risk. NDBC's normal policy is to provide continuous automatic execution on orders of up to 2,000 shares. However, NDBC may reduce or suspend its automatic execution policy during unusual conditions and at its discretion.


Execution and Customer Services

         NDBC believes that a highly skilled and experienced trading and customer service workforce is critical to delivering best execution practices and high quality customer service. At May 31, 2000, it had approximately 75 traders and 150 assistants/trainees. Its traders have an average of five years of trading experience, and NDBC generally requires that its trainees complete a minimum of two years of extensive in-house training and apprenticeship prior to permitting them to trade independently. It also has in-house training programs for traders and trainees, which focus on specialized trading situations, such as the handling of large institutional orders, large institutional blocks, new issues and highly volatile stocks. Its customer service workforce consisted, at May 31, 2000, of approximately 65 sales professionals. These people are dedicated to establishing and maintaining customer relationships and facilitating trade executions for its institutional, broker-dealer and trade program clients. During the fiscal year ending May 31, 2001, NDBC intends to expand its trading floor and open several branch offices, thereby adding approximately 100 positions, which will permit it to offer an expanded list of securities in which it makes markets and handle increased trading activities.


Customers

         NDBC customers consisted, at May 31, 2000, of approximately 1,000 institutional investors, such as mutual funds, pension plan sponsors, foundations and endowments, more than 400 hedge funds and almost all of the currently registered national and regional broker-dealers.

NDBC's Securities Positions

         NDBC takes both long (owned assets) and short (assets sold that it did not own) positions in the securities in which it makes markets. The following table illustrates its highest, lowest and average month-end inventory at market value (based on the aggregate of its long and short positions) of securities. See Note 3 of Notes to Consolidated Financial Statements.



Fiscal Year                     Highest             Lowest            Average
Ended May 31,                 Month End          Month End          Month End
-------------                 ---------          ---------          ---------
      1998                 $128,078,159        $27,106,790        $53,688,382
      1999                  145,951,865         21,329,531         63,564,724
      2000                  131,747,236         53,434,749         85,700,021


         NDBC's securities positions on any one day may not be representative of its exposure on any other day because its securities positions may vary substantially with economic and market conditions, allocations and availability of capital, and trading volume.


Proposed Self-Clearing Operations - Millennium Clearing Company

         The Company currently maintains relationships with two clearing brokers to clear and settle its securities transactions. The clearing brokers also provide record keeping, custody and other services. NDB.com's transactions are cleared through the Pershing Division of Donaldson, Lufkin & Jenrette. The agreement with Pershing is subject to termination by either party upon 90 days prior notice. NDBC clears its market making transactions through Broadcort Capital Corp. ("Broadcort"), a subsidiary of Merrill Lynch. NDBC's agreement with Broadcort is for an indefinite period of time but may be terminated upon 180 days prior written notice by either party. NDBC has given Broadcort notice of termination, which is expected to be effective January 2001.

         The Company intends to begin self-clearing operations by early-calendar year 2001. The Company has contracted with ADP Financial Services, Inc. ("ADP"), a third party service bureau, to provide computer services to support these operations. The Company's regulatory net capital requirement will increase when it begins self-clearing operations. The level of that required net capital will vary with the amount of customer margin borrowings, as well as with other factors. The Company plans to operate its clearing activities through its wholly owned subsidiary, Millennium Clearing Company, L.L.C. ("Millennium").

         The Company believes that performing clearing operations will offer the following advantages:

o Margin lending. The Company will be permitted to use customer securities for its margin lending activities, subject to regulatory rules;

o Reduction in costs. The Company believes, that over time, it will be able to perform its own clearing less expensively and more efficiently than its current clearing arrangements;

o Cash and securities management. The Company will be able to offer clearing services to its existing broker-dealer subsidiaries, as well as other broker-dealers and other financial institutions. This will give it additional sources of revenue from clearance fees earned, as well as additional net interest income and fees relating to margin lending, custody of customer assets, as well as from securities borrowing and lending activities.

The commencement of clearing activities is subject to several conditions including the receipt of regulatory approvals. There can be no assurance that these self-clearing activities will commence as planned or ever.


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

         The Company, for financial reporting purposes, generally carries venture capital investments at fair value. Although the securities of certain of the companies in which the Company invested may be publicly traded, the Company's valuation of such holdings may be discounted significantly from the public market price due to restrictions on transfer, the size of the holdings or other legal, contractual or practical restrictions on disposition.

         On October 4, 1993, the Company paid $400,000 for 8,000 shares of common stock of Emmett A. Larkin Company, Inc. ("EAL"), a minority owned broker-dealer. This holding represents, as of May 31, 2000, approximately 15% of the outstanding common shares of EAL. As of May 31, 2000, the value of the Company's investment in EAL was estimated to be approximately $1,047,000.

         Between February and April 1998, NDB.com invested $500,000 for 500,000 shares of Award Track, Inc. common stock. During the year ended May 31, 1999, the entire investment was written off as the Company's management deemed it worthless. However, on February 15, 2000, Award Track, Inc. was acquired by 24/7 Media Inc. As a result, NDB.com received 39,715 shares of 24/7 Media Inc. common stock (8,737 shares of which are subject to an escrow agreement) in exchange for its shares of Award Track, Inc. common stock and reversed the previously recorded $500,000 loss due to write-off, thereby reflecting the investment at its currently estimated fair market value.

         On October 22, 1999, the Company purchased 20,000 shares of Aether Systems Inc. common stock for $320,000. The Company sold this investment on February 23, 2000 and recognized a profit, reflected in firm securities transaction in the Consolidated Statements of Income and Comprehensive Income, of approximately $3,500,000.

         On April 13, 2000, the Company purchased 750,000 shares of National Association of Securities Dealers, Inc. ("NASD") common stock for $8,250,000 and an aggregate of 187,800 warrants to purchase an additional 751,200 shares of NASD common stock for $2,065,800.

         During the fiscal year ended May 31, 2000, the Company also made investments in several other start-up ventures aggregating $3,352,000.

         Investment in property. NDB Group, through its wholly owned subsidiary, Sherwood Properties Corp., is an investor in a real estate limited partnership. This investment is estimated to have a nominal value.


Personnel

         The Company had 902 full-time employees as of June 30, 2000 (835 as of May 31, 2000). Included in the preceding employee count are NDBC's 420 full-time employees, of which 307 are institutional salespeople, traders and trading assistants. Also included in the Company's total employee count are NDB.com's 420 full-time employees of which 177 are NASD registered personnel. None of the Company's personnel are covered by a collective bargaining agreement. The Company considers its relations with its personnel to be satisfactory.

         NDBC's sales and trading personnel, NDB.com's registered representatives, certain members responsible for managing such activities and certain Millennium personnel are required to take examinations given by the NASD. In certain circumstances, additional examinations are required in order for sales and trading personnel to be qualified to do business in various states. Traders and certain sales personnel of NDBC are paid under the "Annual Trading/Sales Production Guarantee" program, based on a number of factors (including trading profits) and subject to an annual review. NDB.com's registered representatives work on a salary basis plus discretionary bonus.

         All full-time employees who have completed five years of employment may take a four-week (three months in the case of members of the executive committee of NDB Group) paid sabbatical. Such sabbatical must be taken within one year after the employee's fifth anniversary. Sabbaticals may also be taken for each subsequent five-year period of employment completed. In addition, NDBC has usually assumed any trading losses incurred in a trader's account during a trader's sabbatical.


Competition

         The market for online investing services, particularly over the Internet, is new, rapidly evolving and intensely competitive. The Company expects competition to continue to intensify in the future. NDB.com encounters direct competition from discount brokerage firms providing either touch-tone telephone or online investing services, or both. These competitors include American Express, Ameritrade, Charles Schwab, Datek Online, DLJdirect, E*Trade Securities, Fidelity Brokerage Services, Quick & Reilly and TD Waterhouse Securities. NDB.com also encounters competition from the many established full-commission brokerage firms, such as Merrill Lynch, Morgan Stanley Dean Witter and PaineWebber. Additionally, NDB.com competes with financial institutions, mutual fund sponsors and other organizations, some of which provide online investing services.

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

         NDBC is one of several independent broker-dealers whose principal activity is making markets in a broad range of Nasdaq and other over-the-counter securities. There are many other broker-dealers making markets in these securities. NDBC generally has one or more competing market makers for each security in which it makes a market. NDBC competes primarily on the basis of price, its experience in market making, its relationship with its customers, the availability of its dedicated private electronic communications network and its ability to effect large transactions in an orderly manner. NDBC now faces increasing competition from electronic communications networks and the Instinet trading market, which enable buyers and sellers to interact more directly and allow for trading without a market maker.


Regulation

         The Company's business is subject to extensive regulation applicable to the securities industry in the United States. As a matter of public policy, regulatory bodies in the United States are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. However, the SEC has delegated some regulatory matters to self-regulatory organizations, such as the NASD. The NASD adopts rules (which are subject to approval by the SEC), examines broker-dealers and requires strict compliance with its rules and regulations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. As of May 31, 2000, NDB.com was registered as a broker-dealer with the SEC, the NASD and in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. NDB.com is also a member of the Boston Stock Exchange and the Chicago Stock Exchange. As of May 31, 2000, NDBC was registered as a broker-dealer with the SEC, the NASD and in 20 states and the District of Columbia.

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

         NDB.com's and NDBC's sales and trading personnel and certain members of management are required to take examinations given by the NASD. In some circumstances, additional examinations are required for sales and trading personnel to be qualified to do business in various states.

         Changes in regulations pertaining to Nasdaq may have a material effect on NDBC's trading activities. Nasdaq and the SEC have had and have proposed rules, as well as regulatory actions and changes in market practices that may continue to have an adverse effect on NDBC's revenues, profit margins and the manner in which it conducts its business.

         To become self-clearing, Millennium must obtain approval from the NASD and other self-regulatory organizations. There can be no guarantee that Millennium will be successful in obtaining the necessary approvals.

         Self-clearing firms are subject to substantially more regulatory control and supervision than other types of brokerage firms and must comply with complex and changing regulations. Errors in performing clearing functions or reporting could lead to civil penalties being imposed by the SEC or the NASD. Self-clearing will involve a substantial risk of losses due to clerical errors relating to the handling of customers' funds and securities. There can be no assurance that Millennium will be able to perform these operations as accurately and efficiently as these operations are currently being performed for the Company by its current clearing firms. Clearing processing errors may also lead to civil claims by parties who are financially harmed by these errors.

         Self-clearing firms must obtain and retain highly trained personnel and maintain sophisticated and redundant computer systems. System failures, employee errors and circumstances beyond the firm's control can lead to significant financial losses. Failure to maintain accurate and complete records regarding customer funds and securities can result in significant financial risk to a self-clearing firm because of the expense associated with detecting and correcting those errors. Failure to detect and correct errors involving securities positions on a timely basis can result in significant losses because of changes in the market values of securities.

         As a self-clearing firm, Millennium will have to pay for a portion of the securities purchased by customers of NDB.com, to the extent the purchases are made on margin. As of May 31, 2000, NDB.com customer margin debits at its clearing firms were $856.5 million. Millennium will also have direct responsibility for the clearance of customer securities transactions and for the possession and control of customer securities and other assets. The Company will also have to record on its consolidated statement of financial condition the customer receivables and customer payables that are a result of customer margin loans and customer free credit balances, which will significantly increase the Company's total assets and liabilities. Millennium will also be required to join one or more clearing agencies, make substantial deposits at those agencies to secure its obligations to those agencies, and agree to contribute to those agencies in the event of losses at those agencies, including losses arising from the default of other clearing members.


Customer Protection and Insurance

         Customers of NDB.com and NDBC are protected against some losses by the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection against lost, stolen or missing securities (except loss in value due to a rise or fall in market prices) for customers in the event of the failure of a broker-dealer. Accounts are protected up to $500,000 per customer with a limit of $100,000 for cash balances. Both NDB.com and NDBC are members of SIPC. However, because the funds and securities of the Company's customers are held by the Company's clearing firms, Pershing and Broadcort, the Company's customers are treated for SIPC purposes as customers of Pershing and Broadcort. Therefore, SIPC coverage comes into play only in the event of the financial failure of one of those firms. In addition to being members of SIPC, the Company's clearing firms also carry private insurance, which provides unlimited coverage for securities held in customer accounts in the event of the failure of those clearing firms. When the Company becomes self-clearing, the Company plans to obtain coverage in excess of SIPC coverage from an insurance company, the amount and terms of which have yet to be determined.

         The Company also carries a financial institutions bond covering NDB Group and its subsidiaries for loss or theft of securities, forgery of checks and drafts, embezzlement, certain employee misconduct and misplacement of securities. This bond provides total coverage of $3,000,000 for the Company and contains a deductible of $10,000.


Net Capital and Customer Reserve Requirements

         As registered broker-dealers and members of the NASD, NDB.com and NDBC are subject to the SEC's Uniform Net Capital Rule 15c3-1. The Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. The Rule provides that a broker-dealer doing business with the public shall not permit its net capital to be less than the greater of a stated minimum dollar requirement or one-fifteenth of its aggregate indebtedness (the "basic method") or, alternatively, that it not permit its net capital to be less than the greater of a stated minimum dollar requirement or 2% of its aggregate debit items computed in accordance with Rule 15c3-3 (the "alternative method"). As of May 31, 2000, NDB.com was required to maintain minimum net capital of $250,000 and had total net capital of approximately $12,716,000. As of May 31, 2000, NDBC was required to maintain minimum net capital of $1,000,000 and had total net capital of approximately $112,818,000. Based upon the activities of NDB.com and NDBC at May 31, 2000, management of the Company estimates that Millennium would have a minimum net capital requirement of approximately $86 million.

         NDB.com and NDBC qualify for the exemptive provisions for the computation for determination of reserve requirements for broker-dealers under subparagraph (k)(2)(ii) of SEC Rule 15c3-3. During the period from June 1, 1999 through May 31, 2000, the Company believes that NDB.com and NDBC were in compliance with the conditions of this exemption. When the Company becomes self-clearing, the Company will no longer qualify for exemption from the provisions of Rule 15c3-3 that require a brokerage firm to compute and maintain a reserve bank account for the exclusive benefit of the brokerage firm's customers.

         In computing net capital under Rule 15c3-1, various adjustments are made to exclude assets not readily convertible into cash and to provide a conservative statement of other assets, such as the inventory of securities. Therefore, a deduction is made against the market value of securities to reflect the possibility of a market decline prior to their disposition. Thus, the net capital rule imposes financial restrictions upon the Company's businesses that are more severe than those imposed on concerns in other types of businesses.

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

         Compliance with the Uniform Net Capital Rule may also limit those operations of NDB.com and NDBC that require the use of significant amounts of capital, such as market making activities. Further, assets that are included in their respective minimum net capital are not available for distribution to NDB Group's shareholders in the form of dividends or otherwise. At May 31, 2000, the Company believed NDB.com and NDBC were in compliance with the net capital requirements. Failure to maintain the required net capital may subject them to suspension of business and may ultimately require their liquidation.



Item 2.     Properties

         The corporate headquarters of NDB Group and NDBC's office and trading facilities occupy an aggregate of approximately 51,600 square feet of space at 10 Exchange Place Centre, Jersey City, New Jersey under a lease signed in December 1994 and as subsequently amended. This lease commenced on January 1, 1995 and ultimately expires on January 31, 2007. Base rent for this space is approximately $1,500,000 per year with periodic escalations.

         NDB.com's office and sales facilities were relocated to 90 Hudson Street in Jersey City, New Jersey as of May 2000 from 7 Hanover Square, New York, New York. The new space, occupied pursuant to a lease signed in May 1999 for approximately 96,000 square feet, commenced in June 1999 and expires in December 2014, unless extended. Base rent on this space is approximately $3,000,000 per year with periodic escalations. This space will also be used by Millennium for its securities clearing operations. NDB.com's former space in New York City, occupied under a lease signed in March 1996, covered approximately 36,000 square feet. It commenced on April 1, 1996 and expires on September 29, 2008 unless prior notice of termination is provided. NDB.com provided such notice on February 10, 2000 and effectively abandoned the space as of May 2000. The final rent payment is due in September 2000. Base rent on this space was approximately $718,000 per year with periodic escalations.

         In May 1999, the Company had also signed an 18-month lease for an additional 10,000 square feet in New York for base rent of approximately $320,000 per year. NDB.com used this space for some of its operations through May 2000 at which time it, too, was abandoned in favor of the new space in Jersey City. The final rent payment is due in October 2000.

         In addition to the above, as of May 31, 2000, the Company had leased office space in Boston, Massachusetts; Chicago, Illinois; Denver, Colorado; and Los Angeles, California. During June 2000, the Company signed a lease for additional space in Tinton Falls, New Jersey. See Note 14 to the Consolidated Financial Statements.



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

         On March 22, 1999, Weiss, Peck & Greer, L.L.C. ("WPG") filed an NASD arbitration action against NDBC. WPG alleges that NDBC contravened standards of "commercial reasonableness" and "just and equitable principles of trade" in connection with the execution of trades of approximately 1.5 million shares of the stock Amazon.com from Carnegie, Childs & Co. on January 8, 1999. WPG was Carnegie's clearing broker and alleges that the trades resulted in Carnegie's having a net short position in 1,462,000 shares of Amazon.com. WPG covered the short position on January 11, 1999 and alleges it sustained losses of more than $11 million. NDBC filed an Answer and Statement of Counterclaim dated June 8, 1999 in which NDBC denied liability for the claims asserted by WPG and asserted a counterclaim against WPG of approximately $1.3 million for losses NDBC suffered in connection with these trades. WPG filed a Reply to Counterclaim dated June 28, 1999 denying liability for the claim asserted in the Answer and Statement of Counterclaim. WPG and NDBC then agreed to non-binding mediation, a session of which was held on September 24, 1999. The attempted mediation was not successful. Subsequently, a three-person arbitration panel was appointed and the parties exchanged discovery requests and responses. A hearing on the merits has been scheduled for October 2000. NDBC, after consultation with counsel, believes it has valid defenses to the claims made by WPG and intends to continue to vigorously contest the claims.



Item 4.     Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 2000.




                                     PART II

Item 5. Market for NDB Group's Common Stock and Related Security Holder Matters.

         NDB Group trades its common stock on the NYSE under the symbol "NDB." Prior to December 12, 1997, the symbol had been "SHD". There were 1,266 holders of record of NDB Group's common stock at June 30, 2000. As of June 30, 2000, the closing sales price per share for NDB Group's common stock was $31.875.

         The following table sets forth the high and low sales price per share for NDB Group's common stock for each quarterly period within the two most recent fiscal years as reported by the New York Stock Exchange:



                                               Sales Prices
Quarter Ended                            High                Low
-------------                            ----                ---
August 31, 1998                      $11.6250           $ 9.3750
November 30, 1998                      9.5625             8.1250
February 28, 1999                     47.0000             8.7500
May 31, 1999                          92.9375            22.3750
August 31, 1999                       61.0625            24.5000
November 30, 1999                     37.6875            20.4375
February 29, 2000                     45.2500            21.5000
May 31, 2000                          59.1250            22.5000

         There were no cash dividends declared on the common stock of NDB Group in the two-year period ended May 31, 2000. Funds available for distribution to shareholders of NDB Group in the form of dividends are limited to the extent assets of the Company are utilized to meet the minimum net capital requirements of NDB.com, NDBC and the expected minimum capital requirements of Millennium under Rule 15c3-1 promulgated by the SEC. See "Business - Net Capital and Customer Reserve Requirements".


Unregistered Sales of Securities

         On February 5, 2000, NDB Group sold 500,000 shares of its common stock, along with warrants to purchase 500,000 shares of its common stock at an exercise price of $33.00 per share for a period of three years subject to earlier termination if the market price of the common stock equaled or exceeded $33.00 per share for a specified period of time. The aggregate sale price of the initial 500,000 shares and the warrants was $13,500,000. Go2Net, Inc. purchased 130,000 of the shares of common stock and warrants to purchase 130,000 shares of common stock. Vulcan Ventures Inc. purchased 370,000 shares of common stock and warrants to purchase 370,000 shares of common stock. On March 27, 2000, Go2Net, Inc. exercised its warrants for 130,000 shares for a purchase price of $4,290,000 and on April 14, 2000, Vulcan Ventures Inc. exercised its warrants for 370,000 shares for a purchase price of $12,210,000. The sales were exempt from registration under Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Act and Regulation D of the Securities and Exchange Commission thereunder.


Item 6.     Selected Consolidated Financial Data.

         The following selected consolidated financial data for the Company for each of the five years in the period ended May 31, 2000 should be read in conjunction with the respective financial statements and related notes thereto, and the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. All amounts are in thousands, except per share amounts. Certain prior year amounts have been reclassified to conform to the fiscal year ended May 31, 2000 presentation.





                                                                  Years Ended May 31,

                                                 2000           1999           1998           1997          1996
                                                 ----           ----           ----           ----          ----
Operating Data (a):
Revenues                                     $385,758       $207,865       $138,812       $161,182       $161,735
                                             ========       ========       ========       ========       ========

Income from continuing operations
       before income taxes                    $62,761        $34,681        $11,739        $12,647        $29,313

Income taxes                                   30,132         16,462          5,741          6,031         12,783
                                               ------         ------          -----          -----         ------

Net income from continuing
       operations                              32,629         18,219          5,998          6,616         16,530

Income from discontinued
       operations, net of taxes                    83          2,786          3,258          2,664          3,602

Gain from sale of discontinued
       operations, net of taxes                20,746             --          2,704             --             --
                                               ------       ---------      --------       ---------      ---------

Net income                                    $53,458        $21,005        $11,960         $9,280        $20,132
                                              =======        =======        =======         ======        =======


Per Share Data (b):
Basic:
Income from continuing operations,
       net of taxes                             $1.92          $1.30          $ .45          $ .51          $1.30

Income from discontinued
       operations, net of taxes                    --            .20            .24            .21            .29

Gain from sale of discontinued
       operations, net of taxes                  1.22             --            .20             --             --
                                               -------         ------         -----         ------         ------
Net income                                      $3.14          $1.50          $ .89          $ .72          $1.59
                                                =====          =====          =====          =====          =====

Diluted:
Income from continuing operations,
       net of taxes                             $1.86          $1.29          $ .45          $ .51          $1.25
Income from discontinued
       operations, net of taxes                    --            .20            .24            .21            .27

Gain from sale of discontinued
       operations, net of taxes                  1.19             --            .20             --             --
                                                 ----          ------         -----         ------          -----

Net income                                      $3.05          $1.49          $ .89          $ .72          $1.52
                                                =====          =====          =====          =====          =====


Balance Sheet Data:
Total assets                                 $429,182       $217,291       $188,474       $160,161       $143,255
Common stockholders'  equity                  317,412        141,995        124,173         92,274         86,570
Book value per share-basic (b)                  18.65          10.13           9.24           7.16           6.82
Book value per share-diluted (b)                18.11          10.04           9.20           7.13           6.56
Dividends                                          --             --             --             --             --


 (a) In May 1999, the Company entered into a definitive agreement to sell its ownership interest in Equitrade. The transaction closed on June 18, 1999 and, as such, the operations of Equitrade have been reflected in discontinued operations for all periods reported. In addition, the results of operations of MXNet, Inc. and the American Stock Exchange Specialist business of NDBC, each of which was sold in February 1998, have been included in discontinued operations for all applicable periods.

(b) Diluted earnings per share and diluted book value per share are computed by dividing net income and common stockholders' equity, respectively, by the weighted average number of common shares outstanding (adjusted for the assumed conversion of outstanding common stock options at average month-end market price) during each of the years. Basic earnings per share excludes dilution for the assumed conversion of outstanding common stock options.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

Fiscal 2000 Compared to Fiscal 1999

         The results of continuing operations of the Company for the year ended May 31, 2000 reflect primarily the activities of NDB.com and NDBC.

         On June 18, 1999, NDB Group sold its 46.845% membership interest in Equitrade Partners, L.L.C. As a result, the results of operations of this entity have been segregated and reflected as discontinued operations on the Consolidated Statements of Income and Comprehensive Income. Accordingly, the
consolidated line items comprising revenue and expenses from continuing operations have been adjusted to exclude the discontinued operations. Net income from operations of this discontinued operation (net of taxes) for the years ended May 31, 2000 and 1999 were $83,000 and $2,786,000, respectively. See Note 12 to the Consolidated Financial Statements.

         The Company had $32,629,000 of net income from continuing operations for the year ended May 31, 2000, compared to $18,219,000 for the year ended May 31, 1999. NDBC had $44,234,000 of net income for the year ended May 31, 2000, compared to net income for the year ended May 31, 1999 of $20,826,000. NDB.com had a net loss for the year ended May 31, 2000 of $9,056,000, compared to net income of $1,463,000 for the year ended May 31, 1999.

         Total revenue from continuing operations of the Company increased by approximately $177,893,000, or 86%, from $207,865,000 in fiscal 1999 to
$385,758,000 in fiscal 2000.

         Most of the Company's revenue arises from NDBC's firm securities transactions. Revenue from firm securities transactions increased by $141,637,000, from $145,320,000 for the year ended May 31, 1999 to $286,957,000 for the year ended May 31, 2000, an increase of 97%. The increased activity in the equity markets, particularly trading volume in Internet and high technology related stocks, resulted in increases in both the Company's ticket and share volume for the year ended May 31, 2000, as compared to a year ago. NDBC's overall batched ticket volume increased approximately 146% for the year ended May 31, 2000 from 6,376,000 to 15,657,000 while its share volume increased 117% from 7.7 billion in fiscal 1999 to 16.7 billion shares in fiscal 2000. The foregoing revenue increase occurred despite the fact that NDBC's trading profits per batched ticket decreased from $22.87 for fiscal year 1999 to $18.03 for fiscal year 2000.

         The Company's commission income, primarily generated by NDB.com, increased by $23,327,000, or 52%, from $45,250,000 for the year ended May 31, 1999 to $68,577,000 for the year ended May 31, 2000. This increase occurred primarily due to the increase in NDB.com's average daily ticket count, which was approximately 12,200 commissionable tickets per day for the year ended May 31, 2000 as compared to approximately 7,900 commissionable tickets per day for the year ended May 31, 1999.

      Interest and dividend income increased by approximately $13,834,000, or 138%, from $10,022,000 in fiscal 1999 to $23,856,000 in fiscal 2000 due principally to two factors. First, there were larger average amounts of cash available to earn interest. This was primarily due to the Company taking in aggregate cash of approximately $206,000,000 in connection with both public and private offerings of its common stock and the sale of its membership interests in Equitrade, net of capital expenditure cash outflows. In addition, the average customer debit and credit balances that are held with NDB.com's clearing broker continued to rise.

         Fee income increased $1,787,000, or 41%, from $4,308,000 in fiscal 1999 to $6,095,000 in fiscal 2000. The increases are due to NDB.com receiving higher distribution assistance fees from mutual funds as NDB.com customers' balances in those funds have increased, as well as an increase in the negotiated rates used to calculate the rebate fees.

         Total expenses from continuing operations increased $149,814,000, or 87%, from $173,184,000 in fiscal 1999 to $322,998,000 in fiscal 2000. The reasons for the increase in expenses are set forth below.

         Clearing and related charges increased by approximately $22,833,000 from $45,356,000 in fiscal 1999 to $68,189,000 in fiscal 2000. As a percentage of revenue, clearing and related charges decreased to 18% for the year ended May 31, 2000 from 22% in the prior year. The increase in expense for the year ended May 31, 2000 is due principally to increases of 56% and 146% in total trades executed by NDB.com and NDBC, respectively, during the year ended May 31, 2000 over the prior year. Partially offsetting these increases, and leading to the decrease in clearing and related brokerage charges as a percentage of revenue, was a full year's decrease in the per ticket clearing expense rate negotiated with NDB.com's clearing broker which went into effect as of February 1999.

         Compensation and benefits increased by approximately $71,702,000, or 90%, for the year ended May 31, 2000, compared with the prior year. The increase in expense was primarily due to a rise in compensation paid to NDBC's traders and salesmen resulting from the increase in NDBC's net trading revenue and profitability. Further, NDBC's traders are compensated based on a tiered commission rate schedule, wherein they earn higher rates of commissions as the profits they generate increase. Thus, the large increase in trading profits in the current year versus in the prior year led, in part, to the increase in compensation and benefits. Similarly, based on the increasing profitability and operational benchmarks of both NDB.com and NDBC, management and employee bonuses have increased. Finally, the number of employees increased to 854 employees (835 full-time) as of May 31, 2000, from 624 employees as of May 31, 1999.

         Communication expenses, which include market data services and telecommunications expenses, increased by $4,194,000 from $15,610,000 in fiscal 1999 to $19,804,000 in fiscal 2000. The increase is mainly due to a rise in the aggregate expense associated with obtaining market data and quotation services. Usage of such services has increased as the number of users has risen since the prior fiscal year.

         Advertising costs increased $26,619,000 from $5,876,000 in fiscal 1999 to $32,495,000 in fiscal 2000. The Company advertises in order to attract retail accounts directly to NDB.com as well as institutional and broker-dealer order flow directly to NDBC. The increase is due to additional media buys, the initiation of Internet advertising programs on Yahoo! and Go2Net, and the costs to produce new lines of advertisements designed to strengthen NDB.com brand awareness and to put a focus on its products and services. The Company uses a combination of network and cable television, local radio, print media and Internet advertising to attract new customers. NDB.com also attains new customers through its affinity and business-to-business relationship programs. Given the significant increase in advertising expenditures during fiscal 2000 in association with the Company's new multi-media marketing campaigns, acquisition costs per customer account for NDB.com were $311 and $140 for the years ended May 31, 2000 and 1999, respectively, based on total advertising expenses for the Company. Increased media spending by NDB.com, and by its competitors in the online brokerage industry, has led to the overall increases in the average cost to acquire an account. NDB.com continues to focus on attracting further affinity and business-to-business partnerships to help abate these escalating acquisition costs.

         Sales-related travel and entertainment increased by $1,612,000, or 80%, from $2,011,000 in fiscal 1999 to $3,623,000 in fiscal 2000. The increase is due mainly to an increase in the number of NDBC's institutional and broker-dealer sales personnel, additional efforts by this sales force to attract new customers and maintain existing relationships, and the establishment of a sales force at NDB.com during fiscal 2000 to attract new customers and maintain existing relationships.

         Depreciation and amortization increased by approximately $9,987,000, or 129%, from $7,770,000 in fiscal 1999 to $17,757,000 for the year ended May 31,
2000. This increase can be attributed to two main factors. NDB.com and NDBC incurred additional charges for the write-off of obsolete computer equipment and software in connection with upgrades of their brokerage operations. NDB.com also wrote off $4,500,000 in net book value of equipment, software and leasehold improvement costs of assets it abandoned when it moved its headquarters from New York City to Jersey City during May 2000. Also contributing to the increase is depreciation and amortization incurred on additional fixed assets, leasehold improvements and computer software purchased by the Company aggregating approximately $56,564,000 during the year ended May 31, 2000, of which approximately $38,000,000 is related to the new office in Jersey City.

         Equipment rental costs increased $2,131,000 from $662,000 in fiscal 1999 to $2,793,000 in fiscal 2000. The Company has begun to lease a larger portion of the equipment used in connection with NDB.com's WebstationTM and NDBC's trading operations as the useful lives for much of this equipment has decreased due to the rapidly changing technologies involved.

         Technology consulting fees increased $3,074,000 from $2,094,000 in fiscal 1999 to $5,168,000 in fiscal 2000. The increase is primarily due to rising fees paid to consultants in order to test and maintain NDB.com's website and NDBC's proprietary trading system.

         Repairs and maintenance expense increased by $1,588,000 from $2,303,000 in fiscal 1999 to $3,891,000 in fiscal 2000. This increase, primarily for NDB.com, is mainly due to maintenance service contract fees paid for new equipment and in association with maintaining existing infrastructures as the original warranties on the various systems continue to expire.

         Professional fees decreased by $1,296,000 from $3,373,000 in fiscal 1999 to $2,077,000 in fiscal 2000 primarily due to a decrease in legal fees.

         Occupancy costs increased $3,609,000 from $2,610,000 in fiscal 1999 to $6,219,000 in fiscal 2000. This increase is principally due to the signing of two additional leases for office locations to house NDB.com and the Company's forthcoming clearing operations.

         Other expenses increased $3,759,000 from $5,465,000 in fiscal 1999 to $9,224,000 in fiscal 2000. The increase is primarily due to an increase in fees paid to employment agencies for the placement of new and temporary employees, principally at NDB.com, and fees for training and conferences for employees of NDB.com and NDBC. The remainder of the increase in other expenses is due to the overall growth in the volume of business and the increase in staff size.

         The Company's effective tax rate increased from approximately 47% for the year ended May 31, 1999 to approximately 48% for the year ended May 31, 2000. The increase in effective tax rate is due primarily to an increase in non-deductible expenses over the prior year, namely meals and entertainment expenses and certain compensation costs, as well as additional provisions associated with certain investments. Partially offsetting these items was a shift in the states in which the Company does business to states with lower tax rates. In the prior year, a larger portion of the Company's revenues, property and payroll were allocated to high tax rate states, such as New York.


Fiscal 1999 Compared to Fiscal 1998

         The results of continuing operations of the Company for the year ended May 31, 1999 reflect primarily the activities of NDB.com and NDBC. Certain fiscal 1999 and 1998 amounts have been reclassified to conform to the fiscal 2000 presentation.

         On June 18, 1999, NDB Group sold its 46.845% membership interest in Equitrade Partners, L.L.C. In addition MXNet, Inc. ("MXNet"), a wholly owned subsidiary of NDB Group was sold on February 13, 1998. NDBC also sold its AMEX specialist business in February 1998 for $325,000. As a result, the results of operations of these entities have been segregated and reflected as discontinued operations on the Consolidated Statements of Income and Comprehensive Income. Accordingly, the consolidated line items comprising revenue and expenses from continuing operations have been adjusted to exclude the discontinued operations. Net income from operations of these discontinued operations for the year ended May 31, 1999 was $2,786,000 (net of taxes). For the year ended May 31, 1998, the net income from operations of these discontinued operations was $3,258,000 (net of taxes). See Note 12 to the Consolidated Financial Statements.

         The Company had net income from continuing operations for the year ended May 31, 1999 of $18,219,000, compared to net income from continuing operations of $5,998,000 for the year ended May 31, 1998. NDB.com had net income for the year ended May 31, 1999 of $1,463,000, compared to net income of $1,304,000 for the year ended May 31, 1998. NDBC had net income for the year ended May 31, 1999 of $20,826,000, compared to net income for the year ended May 31, 1998 of $4,259,000. The Company's and NDBC's fiscal year 1998 results include a non tax-deductible charge of $1,300,000 related to the SEC investigation captioned In the Matter of Certain Market-Making Activities on NASDAQ, HO-2974.

         Total revenue from  continuing  operations of the Company  increased by
approximately  $69,053,000,   or  50%,  from  $138,812,000  in  fiscal  1998  to
$207,865,000 in fiscal 1999.

         Most of the Company's revenue arises from NDBC's firm securities transactions. Revenue from firm securities transactions increased $55,064,000 from $90,256,000 for the year ended May 31, 1998 to $145,320,000 for the year ended May 31, 1999. The increased activity in the equity markets, particularly trading volume in Internet and high technology related stocks, resulted in increases in both the Company's ticket and share volume for the year ended May 31, 1999, as compared to a year ago. NDBC's overall ticket volume increased approximately 51% for the year ended May 31, 1999 from 4,235,000 to 6,376,000. Trading profits per ticket also increased from $21.32 to $22.87.

         The Company's commission income, primarily generated by NDB.com, increased by $8,198,000, or 22%, from $37,052,000 for the year ended May 31, 1998 to $45,250,000 for the year ended May 31, 1999. These increases occurred primarily due to the increase in NDB.com's average daily ticket count, which was approximately 7,900 commissionable tickets per day for the year ended May 31, 1999 as compared to approximately 6,100 commissionable tickets per day for the year ended May 31, 1998.

         Realized gain on securities for the year ended May 31, 1999 represent gains from the sale of 260,100 shares of Astropower, Inc. common stock by NDB Group and 75,000 shares of Eurotech, Ltd. common stock by NDBC.

         Interest and dividend income increased by approximately $2,423,000, or 32%, from $7,599,000 in fiscal 1998 to $10,022,000 in fiscal 1999 primarily due to the growing margin debits and free credits balances that customers retain with NDB.com's clearing broker and the increased average proprietary cash balance NDBC maintained with its clearing broker.

         Fee income increased $740,000, or 21%, from $3,568,000 in fiscal 1998 to $4,308,000 in fiscal 1999. The increases are due to NDB.com receiving higher distribution assistance fees (formerly called Rule 12b-1 fees) from mutual funds as NDB.com customers' balances in those funds have increased, as well as an increase in the negotiated rates used to calculate the rebate fees. The increase in fee income would have been even higher, except that during the year ended May 31, 1998, NDBC received a non-recurring $275,000 fee for consulting services rendered in connection with the sale of its AMEX specialist business.

         Total expenses from continuing operations increased $46,111,000, or 36%, from $127,073,000 in fiscal 1998 to $173,184,000 in fiscal 1999. The reasons for the increase in expenses are set forth below.

         Compensation and benefits increased by approximately $33,558,000, or 72%, for the year ended May 31, 1999, compared with the prior year. As a percentage of revenue, employee compensation increased to 39% for the year ended May 31, 1999, from 33% a year ago. The increases were primarily due to a rise in compensation paid to NDBC's traders and salesmen resultant from the increase in NDBC's net trading revenue and profitability. Similarly, based on the increasing profitability and operational benchmarks of both NDB.com and NDBC, management and employee bonuses have increased. Finally, the number of employees increased to 624 employees as of May 31, 1999, from 478 employees as of May 31, 1998.

         Clearing and related charges decreased by approximately $820,000 from $46,176,000 in fiscal 1998 to $45,356,000 in fiscal 1999. As a percentage of revenue, clearing and related charges decreased to 22% for the year ended May 31, 1999 from 33% in the prior year. The decrease for the year ended May 31, 1999 is due principally to three factors. First, there was the reduction in clearance charges due to a full year's benefit from decreases in per ticket rates negotiated with NDBC's clearing broker during the year ended May 31, 1998. Second, there was a reduction in clearance charges due to a decrease in per ticket rates negotiated with NDB.com's clearing broker as of February 1999. And, lastly, there was a reduction in order flow rebate fees paid by NDBC based upon the overall size and type of the order flow received. These rate reductions were more than enough to compensate for increases of 51% and 29% in total trades executed by NDB.com and NDBC, respectively, during the year ended May 31, 1999 over the prior year.

         Communication expenses, which include market data services, increased by $3,916,000 from $11,694,000 in fiscal 1998 to $15,610,000 in fiscal 1999. The increase is mainly due to an increase in the cost of real-time quotations being offered on NDB.com WebstationTM.

         Advertising costs increased $2,416,000 from $3,460,000 in fiscal 1998 to $5,876,000 in fiscal 1999 due to additional media buys and the costs to produce a new line of advertisements for NDB.com.

         Sales-related travel and entertainment expense increased approximately $1,250,000 from $761,000 in fiscal 1998 to $2,011,000 in fiscal 1999 and reflects primarily the entertaining of customers by NDBC's institutional and broker dealer sales force.

         Depreciation and amortization increased by approximately $1,212,000, or 18%, for the year ended May 31, 1999, as compared to the prior year. These increases can be attributed to three main factors. First, NDB.com incurred additional charges for the disposition of abandoned assets in connection with a network upgrade. Second, the useful lives for all of NDBC's and NDB.com's computer-related equipment were reduced. This revision was necessary due to the fact that these assets are becoming obsolete faster (due to speed and capacity limitations) in view of the higher volume and volatility conditions of current markets. Finally, the fixed asset, leasehold improvement and computer software additions by NDB.com and NDBC aggregating approximately $4,900,000 and $2,300,000, respectively, during the period from June 1998 through May 1999 also increased depreciation and amortization.

         Equipment rentals increased $477,000 from $185,000 in fiscal 1998 to $662,000 in fiscal 1999. The increase is principally due to an increase in the cost of rental of various computer hardware and software systems related to NDB.com Webstation(TM).

         Technology consulting fees increased $1,351,000 from $743,000 in fiscal 1998 to $2,094,000 in fiscal 1999. The increase is primarily due to the management of NDB.com new Webstation(TM) development project.

         Repairs and maintenance expense at both NDB.com and NDBC increased by $397,000 from $1,906,000 in fiscal 1998 to $2,303,000 in fiscal 1999. The increase is principally due to maintenance service contract fees paid in order to maintain infrastructures as the original warranties on the various systems continue to expire.

         Professional fees increased by $2,668,000 from $705,000 in fiscal 1998 to $3,373,000 in fiscal 1999. The increase is primarily due to a rise in legal fees associated with a number of projects, including corporate acquisitions and dispositions by NDB Group, real estate lease negotiations primarily by NDB.com, architectural and engineering needs analyses and other matters for both NDB.com and NDBC.

         Occupancy costs increased $323,000 from $2,287,000 in fiscal 1998 to $2,610,000 in fiscal 1999. This increase is due to additional space leased during fiscal 1999 by both NDB.com and NDBC, as well as increases in utility charges.

         Other expenses decreased $634,000 from $6,099,000 in fiscal 1998 to $5,465,000 in fiscal 1999. The decrease is primarily attributable to the absence in fiscal 1999 of an NDBC charge in connection with the SEC investigation referred to above, which was recorded in fiscal 1998. Partially offsetting this decrease was an increase in NDB.com customer accomodations related to trade executions.

         The Company's effective tax rate decreased from approximately 49% for the year ended May 31, 1998 to approximately 47% for the year ended May 31, 1999. The decrease in effective tax rate is due primarily to the non-deductibility for tax purposes in the prior year of the charge related to the SEC investigation referred to above.


Fiscal 1998 Compared to Fiscal 1997

         The Company's results of continuing operations for the year ended May 31, 1998 reflect primarily the activities of NDB.com and NDBC. Certain fiscal 1998 and 1997 amounts have been reclassified to conform to the fiscal 2000 presentation.

         In addition, the results of operations of Equitrade, MXNet and the AMEX specialist business of NDBC, each of which was sold by the Company, have been segregated and reflected as discontinued operations on the Consolidated Statements of Income and Comprehensive Income. As such, the individual line items comprising revenue and expenses from continuing operations have been adjusted to exclude the discontinued operations. Net income from operations of these discontinued operations for the year ended May 31, 1998 was $3,258,000 (net of taxes). For the year ended May 31, 1997, the net income from operations of these discontinued operations was $2,664,000 (net of taxes). See Note 12 to the Consolidated Financial Statements -- Discontinued Operations.

         The Company had net income from continuing operations for the year ended May 31, 1998 of $5,998,000, compared to net income from continuing operations of $6,616,000 for the year ended May 31, 1997. NDB.com had net income from continuing operations for the year ended May 31, 1998 of $1,304,000, compared to a net loss from continuing operations of $300,000 for the year ended May 31, 1997. NDBC had net income from continuing operations for the year ended May 31, 1998 of $4,259,000, compared to net income from continuing operations for the year ended May 31, 1997 of $6,680,000. The results for the Company and NDBC for fiscal 1997 reflect a litigation settlement charge of $9,188,000 and associated professional fees. Exclusive of this charge, net of reduced bonus and tax expenses, net income from continuing operations for the Company and NDBC would have been $10,491,000 and $11,458,000, respectively, for the year ended May 31, 1997. The Company's and NDBC's fiscal year 1998 results include a non tax-deductible charge of $1,300,000 related to the SEC investigation captioned In the Matter of Certain Market-Making Activities on NASDAQ, HO-2974.

         Total revenue from continuing  operations for the Company  decreased by
approximately  $22,370,000,   or  14%,  from  $161,182,000  in  fiscal  1997  to
$138,812,000 in fiscal 1998.

         Most of the Company's revenue arises from NDBC's firm securities transactions. Revenue from firm securities transactions decreased, although overall trading volume increased approximately 32% for the year ended May 31, 1998, when compared with the year ended May 31, 1997, as trading profits per ticket continued to decline. Several factors contributed to this decrease. Regulatory changes enacted by the SEC and the NASD, such as the limit order handling rules, have resulted in an increase in the number of transactions executed on an "even" basis. Tightened spreads between "bid" and "ask" prices, the new limit order display rules, increased volatility in the marketplace and increased Small Order Execution Systems ("SOES") activity have also been factors in the decrease in trading profits per ticket.

         The  Company's  commission  income,  primarily  generated  by  NDB.com, increased principally due to a 31% increase in customer average daily commissionable tickets. Offsetting some of this increase is a continued shift in the way customers trade with NDB.com. Throughout the year ended May 31, 1998, more customers traded utilizing NDB.com's lower-priced, automated systems, PowerBrokerSM and Webstation(TM), as opposed to using higher costing live representatives.

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

         Interest and dividend income decreased slightly from $7,652,000 in fiscal 1997 to $7,599,000 in fiscal 1998, although the sources of interest income varied. Interest income increased due to the growing margin debits and free credit balances that customers retain with NDB.com's clearing broker. Meanwhile, interest income of NDBC decreased primarily due to reduced average amounts of cash being available for investment.

         Fee income increased by $1,055,000, or 42%, from $2,513,000 in fiscal 1997 to $3,568,000 in fiscal 1998. The increases are due to NDB.com receiving higher distribution assistance fees from money market funds as customers' balances in those funds have increased, as well as an increase in the negotiated rates used to calculate the rebate fees. Finally, in connection with NDBC's sale of its AMEX specialist business, fees were received for certain consulting services performed during the transition period for the purchaser.

         Total expenses from continuing operations decreased $21,462,000, or 14%, from $148,535,000 in fiscal 1997 to $127,073,000 in fiscal 1998. Exclusive of the litigation settlement charges of $9,188,000 and associated professional fees, net of reduced bonus expense, total expenses for the year ended May 31, 1997, would have been $141,084,000, resulting in a decrease of 11% for the year ended May 31, 1998. The reasons for the decrease in expenses are set forth below.

         Compensation and benefits decreased $6,390,000 from $52,887,000 in fiscal 1997 to $46,497,000 in fiscal 1998. The decrease was primarily due to lower commissions paid to NDBC's traders because of the decrease in revenue from firm securities transactions.

         Clearing and related charges decreased by $8,833,000 from $55,009,000 in fiscal 1997 to $46,176,000 in fiscal 1998. The decrease is due primarily to lower order flow rebates being paid to NDBC's correspondents based upon the overall size and type of order flow received. Also contributing to the decrease are lower per ticket clearance charges due to newly negotiated rates with NDB.com and NDBC's clearing brokers.

         Communication expenses, which include market data services, decreased by $645,000 from $12,339,000 in fiscal 1997 to $11,694,000 in fiscal 1998. The decrease was mainly due to the fiscal 1997 upgrade of NDB.com's PowerBrokerSM IVR System and development of an in-house quote server. These costs did not occur in fiscal 1998.

         Advertising costs increased $1,289,000 from $2,171,000 in fiscal 1997 to $3,460,000 in fiscal 1998 due to additional media buys by NDB.com.

         Sales-related travel and entertainment expense primarily incurred by NDBC decreased $36,000 from $797,000 in fiscal 1997 to $761,000 in fiscal 1998. The decrease is primarily due to cost control measures.

         Depreciation and amortization increased by $2,235,000 from $4,323,000 in fiscal 1997 to $6,558,000 in fiscal 1998. The increase was primarily due to depreciation and amortization incurred on fixed asset, leasehold improvement and computer software additions by NDB.com and NDBC aggregating approximately $4,500,000 and $1,700,000, respectively, during the year ended May 31, 1998, as well as a full year's expense on $12,000,000 of additions during the prior year.

         Repairs and maintenance expense increased by $994,000 from $912,000 in fiscal 1997 to $1,906,000 in fiscal 1998. The increase is primarily due to maintenance service contract fees paid by both NDB.com and NDBC in order to maintain infrastructures as the original warranties on the various systems expire.

         Litigation settlement, for the year ended May 31, 1997, represents charges for NDBC in connection with the Settlement Agreement. See Note 16 to the Consolidated Financial Statements, "Contingencies and Legal Matters".

         Professional fees decreased by $2,485,000 from $3,190,000 in fiscal 1997 to $705,000 in fiscal 1998. During the year ended May 31, 1997, NDB Group incurred approximately $535,000 in legal, accounting and investment banker fees and expenses, financial institution commitment fees and out-of-pocket expenses in connection with NDB Group's review of a possible acquisition which was not consummated. NDBC also incurred additional legal fees in connection with the litigation settlement negotiations and the entry into the Settlement Agreement in the case entitled In Re: NASDAQ Market-Makers Antitrust Litigation, 94 Civ. 3996(RWS). See Note 16 to the Consolidated Financial Statements, "Contingencies and Legal Matters". These prior year expenses did not recur to the same extent in the current fiscal year, leading to the reduction in professional fees.

         Occupancy costs decreased $208,000 from $2,495,000 in fiscal 1997 to $2,287,000 in fiscal 1998. The decrease is attributable to a decrease for NDB.com which, last year, incurred rent concurrently, from November 1996 on two main office locations as it awaited the move of its headquarters to 7 Hanover Square in New York City. In addition, the closing of NDB.com's branch offices as of October 31, 1997 has led to a reduction in rent expense.

         Other expenses increased $1,312,000 from $4,787,000 in fiscal 1997 to $6,099,000 in fiscal 1998. The increase is primarily attributable to increases in NDB.com customer accommodations related to trade executions, employment agency fees and certain expense accruals by NDBC related to the SEC investigation referred to above.

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


Liquidity and Capital Resources

         The Company's tangible assets are highly liquid, but subject to market price fluctuation, with more than 76% consisting of cash or assets readily convertible into cash (principally firm securities positions, U.S. Treasury obligations, receivables from brokers and cash). The Company's operations have generally been financed by internally generated funds and, during the past fiscal year, from the proceeds from the sales of its common stock in both public and private offerings and the sale of its interest in Equitrade.

         NDB Group's broker-dealer subsidiaries, NDB.com and NDBC, are subject to the minimum net capital requirement of the SEC, which is designed to measure the general financial soundness and liquidity of brokers. As of May 31, 2000, NDB.com and NDBC had approximately $12,466,000 and $111,818,000 in excess of the minimum required net capital requirements, respectively, representing increases of $8,612,000 for NDB.com and $50,420,000 for NDBC, from the prior year. The increases for NDB.com and NDBC resulted primarily, in the case of NDBC, from the year's net income, and from capital contributions to both subsidiaries by NDB Group. The net capital rule imposes financial restrictions upon NDB.com's and NDBC's businesses, which are more severe than those imposed on most other non-financial businesses.

         Cash flows from operations vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned into cash is determined by the depth of the market and the size of the Company's security positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on NDB.com and NDBC, which directly affects the amount of funds available for operating, investing and financing activities.

         From time to time, the Company has borrowed funds in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. Management is reviewing alternatives to meeting these funding requirements.

         As a result of the sale of Equitrade on June 18, 1999, the Company received approximately $85,000,000 in net cash proceeds comprised principally of a pre-tax book gain of approximately $36,000,000 (after a bonus to the Company's chief executive officer of approximately $6,000,000), the return of capital of approximately $28,000,000, the repayment of subordinated notes receivable of $27,000,000 and the repayment of other notes and interest receivable of approximately $3,000,000. As part of the sale, the Company also repaid its $15,000,000 loan to Spear, Leeds & Kellogg, LP from the above mentioned proceeds.

         On June 25, 1999, NDB Group closed an underwritten public offering of 2,990,000 shares of its common stock, which resulted in its receipt of approximately $91,600,000 in proceeds, net of underwriters' discounts and commissions and expenses related to the offering.

         On February 5, 2000, NDB Group sold an aggregate of 500,000 shares of its common stock and warrants convertible to 500,000 additional shares of its common stock in a private placement to Go2Net and Vulcan for $13,500,000. The warrants were exercised during March and April 2000 with NDB Group receiving additional aggregate proceeds of $16,500,000

         The Company made capital expenditures of $56.5 million during the year ended May 31, 2000. Capital expenditures during fiscal 2000 were primarily related to the build out of the new facilities at 90 Hudson Street in Jersey City for NDB.com and Millennium, the expansion of NDBC's trading floor and offices, and for the continued upgrading of the Company's information technology systems and telecommunications equipment. The Company expects that it will continue to invest during fiscal year 2001 in capital expenditures on ongoing technological improvements and product enhancements. The Company also is planning to open new branch offices designed to house both additional customer service personnel for NDB.com and additional trading and sales personnel for NDBC. The Company intends to finance these upgrades and expansions, estimated to approximate $20 million to $25 million, with working capital.

         Cash flows from the Company's investment activities are directly related to market conditions.

         During the year ended May 31, 1997, NDB Group made two loans of $3,000,000 each to NDB.com, in the form of subordination agreements. During fiscal 2000, NDB Group contributed an aggregate of $50,320,000 to NDB.com and $25,000,000 to NDBC. These funds were expended in order for NDB.com to maintain adequate regulatory capital levels and for NDBC to be able to increase the level of securities positions that it could hold in its inventory at any point in time. The Company is likely to make additional loans or contributions to its broker-dealer subsidiaries, as necessary, to maintain regulatory capital levels and to accommodate business growth. In addition, the Company intends to expend, during fiscal year 2001, between $30,000,000 and $50,000,000 for marketing and advertising, primarily for its discount brokerage services. Such expenditures are anticipated to be funded by the Company's working capital.

         On October 22, 1999, the Company purchased 20,000 shares of Aether Systems Inc. common stock for $320,000. The Company sold this investment on February 23, 2000 and recognized a pretax profit, reflected in firm securities transaction on the Consolidated Statements of Income and Comprehensive Income, of approximately $3,500,000.

         The Company estimates that it will begin self-clearing NDB.com and NDBC transactions by early calendar year 2001 through Millennium. Management expects to incur up front costs associated with the implementation of the clearing operations and, in addition, Millennium will be required to maintain certain levels of net capital, which will be based on the amount of customer margin borrowings as well as other factors. Based upon the activities of NDB.com and NDBC at May 31, 2000, management of the Company estimates that Millennium would have a minimum net capital requirement of approximately $86 million. It is anticipated that such costs and capital requirements associated with Millennium will be funded by the Company's working capital.

         NDB Group has also executed term sheets with Deutsche Bank to launch joint venture retail discount brokerage activities in Western Europe and the rest of the world other than the United States. These ventures may result, during the fiscal year ended May 31, 2001, in expenditures to initiate operations and the investment of capital in the joint venture.

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


Impact of the Year 2000 Issue

         The Company prepared for the issues associated with the year 2000, including changes in the programming of internal and vendor computer systems. The year 2000 problem was pervasive and complex as virtually every computer operation was affected by the rollover of the two-digit year value to 00. The issue was whether computer systems would properly recognize date sensitive information when the year changed to 2000. Systems that would not properly recognize such information could generate erroneous data or cause a system to fail. Through the date of this report, the Company has not experienced any year 2000 problems with its production systems. Through May 31, 2000, the Company spent approximately $488,000 for software modifications, hardware and testing related to year 2000 of which $285,000 was incurred during the year ended May 31, 2000. The Company did not track internal costs related to year 2000 issues, which consisted primarily of payroll expenses and, as a result, the foregoing actual expenditures do not include such internal costs.


Looking Ahead

         As a result of the sales of its common stock through both public and private offerings between June 1999 and June 2000, and the sale of its interest in Equitrade on June 18, 1999, including the return of its invested capital at Equitrade, the Company had accumulated cash and other short-term investments of approximately $289,000,000 as of June 30, 2000. During the fiscal year ending May 31, 2001, the Company intends to execute the following strategic plan.

         NDB.com intends to expend between $30,000,000 and $50,000,000 for marketing and advertising its discount brokerage services. Specifically, NDB.com will focus on the continued branding of its services through the use of its logo, the mallard duck.

         Millennium will serve as the vehicle to clearing transactions initially for NDB.com and NDBC and later for third parties. The Company estimates, based upon the current level of activity of NDB.com and NDBC, that approximately $86,000,000 will be needed to satisfy regulatory net capital requirements for this operation. Additional funds will be expended for the start up of the operation. The Company estimates that Millennium will commence operation prior to March 31, 2001. Millennium will be required to register as a broker dealer and seek other regulatory clearances prior to the commencement of business. While the Company believes self-clearing NDB.com and NDBC will eventually reduce clearing expenses for these entities, clearing costs will likely be initially higher than levels paid to outside clearing brokers used by NDB.com and NDBC. There can be no assurance that clearing expenses will be reduced or, if it occurs, when the savings will be achieved.

         In addition, NDB.com intends to continue to invest in the development and introduction of new products. Products being reviewed are greater access to initial public offerings, the introduction of insurance and banking products, electronic bill presentment and payment and credit products.

         NDB.com also expects to implement its previously announced co-branded brokerage services with Bank United, Pentagon Federal Financial Services, Inc. and two community banks during the late-summer and fall of 2000.

         NDBC intends to expand its trading facilities by opening offices in Long Island, New York and in central New Jersey. These offices are projected to employ an additional 60 persons engaged in trading and support functions. By May 31, 2001, NDBC plans to expand its current number of traders by between 15 and 20 persons. NDBC also intends to begin making a market in an additional 500 to 1,000 equities, including equities listed on the NYSE, by the end of fiscal year 2001. NDB.com will share each of these new offices with NDBC and employ approximately 60 people at the facilities.

         NDB Group has also executed term sheets with Deutsche Bank to launch joint venture retail discount brokerage activities in Western Europe and the rest of the world other than the United States. These ventures may result, during the fiscal year ended May 31, 2001, in expenditures to initiate operations and the investment of capital in the joint venture.

         Management of the Company believes these investments and innovations are required to compete in the rapidly evolving businesses of market making and discount retail brokerage. There can be no assurance that the Company will implement any part of this strategic plan or that such proposed operations will be successful.


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

         Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligations. The Company clears its securities transactions through unaffiliated clearing agents. Under the terms of its clearing agent agreements, the Company's clearing agents have the right to charge it for losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, the Company's policy is to monitor the credit standing of its customers and maintain collateral to support margin loans and short sales. Further, a significant portion of the Company's and its customer assets are held at one or more clearing agents. Therefore, the Company would incur substantial losses if one of the Company's clearing agents were to become insolvent or otherwise unable to meet its financial obligations.

         Operating risk is the potential for loss due to deficiencies in control processes or computer and technological systems. The Company relies heavily on various computer and communications systems to operate its business, including NDB.com's website. The Company relies particularly on third parties such as Nasdaq, telephone companies, online service providers, clearing agents, data processors and software and hardware vendors. The Company's business could be negatively impacted by unanticipated disruptions in service to customers, slower response times, delays in trading, failed settlement of trades, decreased customer service and satisfaction, incomplete or inaccurate accounting or processing of trades, and delays in the Company's introduction of new products and services. The Company attempts to mitigate operating risk by employing experienced personnel, maintaining an internal control system, and maintaining backup and recovery functions.

         Legal risk is the risk associated with non-compliance with legal and regulatory requirements, and counterparty non-performance based upon non-credit related conditions, such as legal authority or capacity. The SEC, NASD, and other agencies extensively regulate the U.S. securities industry. The Company is required to comply strictly with the rules and regulations of these agencies. Further, there are frequent changes in the laws and regulations affecting the securities industry and the securities markets. If the Company fails to comply with any of these laws, rules, or regulations, it is subject to censure, fines, cease-and-desist orders or suspensions of its business. Additionally, the SEC and NASD have strict rules that require it to maintain sufficient net capital. If it fails to maintain the required net capital, the SEC or the NASD may suspend or revoke its broker-dealer licenses. In addition, the Company may be subject to lawsuits or arbitration claims by customers, employees or other third parties in the different jurisdictions in which it conducts business (see Item 3 above). The Company has established procedures in accordance with legal and regulatory requirements that are designed to reasonably ensure compliance in these matters.

         Market risk is the risk of loss that may result from changes in interest and foreign exchange rates, equity and commodity prices and the correlations among them. The Company's current operations and trading activity limit its exposure to the interest rate and equity price exposure components of market risk.

         Interest rate risk is the possibility of a loss in the value of financial instruments from changes in interest rates. The Company's primary exposure to interest rate risk arises from its interest earning assets (mainly deposits at clearing brokers, loans and notes receivable and U.S. Treasury obligations) and funding sources (loans payable). The Company attempts to mitigate this risk by only holding U.S. Treasury obligations with maturities of one year or less. For the other interest earning assets and funding sources, the interest rate risk is not material, as the underlying value of such assets will not vary with changes in interest rates.

         Included in the Company's inventory of financial instruments held for trading purposes are government securities with a fair value of $87.1 million and $8.4 million at May 31, 2000 and 1999, respectively. The interest rate risk, which arises from short-term treasury rates, associated with these positions is not material to the Company's financial position, results of operations or cash flows. All other financial instruments exposed to interest rate risk are held for purposes other than trading. For these instruments the interest rate risk is not material, as the underlying value will not vary with changes in interest rates.

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

         The Company maintains inventories for trading purposes in exchange-listed, Nasdaq and other over-the-counter securities on both a long and short basis. The fair value of these securities at May 31, 2000 was $47.5 million in long positions and $12.3 million in short positions. The fair value of these securities at May 31, 1999 was $38.0 million in long positions and $11.7 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $3.5 million and $2.6 million as of May 31, 2000 and 1999, respectively. A 10% hypothetical decline was used to represent a significant yet plausible market change.

         Other financial instruments exposed to equity rate risk are held for purposes other than trading. This includes investments by the Company in several privately held corporations. These investments were valued at their fair value, $15.3 million and $500,000 at May 31, 2000 and May 31, 1999, respectively, in the Company's condensed consolidated financial statements under the heading "Securities not readily marketable". The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $1.5 million and $50,000 as of May 31, 2000 and 1999, respectively.



Item 8.     Financial Statements and Supplementary Data.

         The response to this item is submitted in a separate section of this report commencing on Page F-1.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On February 12, 1999, KPMG LLP resigned by mutual agreement with NDB Group as NDB Group's independent public accountants. The Audit Committee of the Board of Directors of NDB Group recommended to the Board of Directors that PricewaterhouseCoopers LLP be selected as the independent public accountants for NDB Group. The Board of Directors approved the recommendation of its Audit
Committee. PricewaterhouseCoopers LLP became NDB Group's independent public accountants on February 19, 1999. The report of KPMG LLP on the financial statements of the Company for the fiscal year ended May 31, 1998 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended May 31, 2000 and 1999, there were no disagreements between NDB Group and PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 10.    Directors and Executive Officers of the Company.

         The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of NDB Group's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 25, 2000 is hereby incorporated by reference.


Item 11.    Executive Compensation.

         The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" and "Company Performance" of NDB Group's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 25, 2000 is hereby incorporated by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and Management.

         The material contained in "Voting Securities and Principal Holders Thereof" of NDB Group's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 25, 2000 is hereby incorporated by reference.



Item 13.    Certain Relationships and Related Transactions.

         The material contained in "Certain Relationships and Related Transactions" of NDB Group's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on October 25, 2000 is hereby incorporated by reference. See also, "Recent Developments."


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            (a)      Financial Statements

                     Reference is made to page F-1 for a list of all financial statements and schedules filed as part of this report.

(b)      Reports on Form 8-K

                     During the fourth quarter of the fiscal year ended May 31, 2000, NDB Group filed three reports on Form 8-K. The first report, dated March 27, 2000, was filed in regard to the signing of a non-binding letter of intent (the "letter agreement") with Deutsche Bank Americas Holding Corporation ("DB") pursuant to which the Corporation would sell 3,000,000 shares of its common stock to DB or one of its designated affiliates for $45.31 per share. The second report, dated May 1, 2000, was filed in regard to an amendment to the letter agreement dated March 27, 2000 between NDB Group and DB to extend the term of the letter agreement and certain other provisions. The third report, dated May 18, 2000, was filed because NDB Group had entered into a Securities Purchase Agreement dated as of May 15, 2000 with DB U.S. Financial Markets Holding Corporation
                     ("DBUS") pursuant to which the Corporation would sell 3,000,000 shares of its common stock to DBUS for $45.31 per share.

            (c)      Exhibits

                     The exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the
                     Exhibit Index beginning on page E-1.

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Financial Statements
For the Years Ended
May 31, 2000, 1999 and 1998

National Discount Brokers Group, Inc. and Subsidiaries
Index to Consolidated Financial Statements

                                                                                          Page

Independent Accountants' Reports                                                         F-1-2

Consolidated Financial Statements and Notes

    Consolidated Statements of Financial Condition -
      May 31, 2000 and 1999                                                               F-3

    Consolidated Statements of Income and Comprehensive Income -
      Years Ended May 31, 2000, 1999 and 1998                                            F-4-5

    Consolidated Statements of Changes in Stockholders' Equity -
      Years Ended May 31, 2000, 1999 and 1998                                             F-6

    Consolidated Statements of Cash Flows -
      Years Ended May 31, 2000, 1999 and 1998                                           F-7-10

    Notes to Consolidated Financial Statements                                         F-11-30

Schedule I - Condensed Financial Statements of the Registrant (Parent) and Notes

    Statements of Financial Condition -
      May 31, 2000 and 1999                                                                S-1

    Statements of Income and Comprehensive Income-
      Years Ended May 31, 2000, 1999 and 1998                                              S-2

    Statements of Cash Flows-
      Years Ended May 31, 2000, 1999 and 1998                                            S-3-6

    Notes to Condensed Financial Statements                                                S-7


                       Report of Independent Accountants


To the Board of Directors and Stockholders of National Discount Brokers Group, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of National Discount Brokers Group, Inc. and its Subsidiaries at May 31, 2000 and May 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the
Company's  management;  our  responsibility  is to  express  an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


July 20, 2000

                          Independent Auditors' Report



The Board of Directors and Stockholders of
National Discount Brokers Group, Inc.:


We have audited the accompanying consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows of National Discount Brokers Group, Inc. and subsidiaries for the year ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Discount Brokers Group, Inc. and subsidiaries for the year ended May 31, 1998, in conformity with generally accepted accounting principles.





KPMG LLP
July 15, 1998

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
-------------------------------------------------------------------------------

                                                                                            May 31,
                                                                            ----------------------------------------
                                                                                   2000                 1999
                                                                            -------------------  -------------------

  Assets
  Cash and cash equivalents                                                 $      17,250,832    $         411,629
  U.S. Treasury obligations, including $928,797 and $8,418,260 held as
    collateral, respectively                                                       87,098,695            8,418,260
  Receivables
    Clearing brokers                                                              175,660,353           86,509,122
    Other                                                                           5,273,063            2,901,799
  Securities owned, at market value                                                47,500,200           38,048,489
  Securities not readily marketable, at fair value                                 15,315,150              500,000
  Investment in discontinued operations                                                     -           28,341,746
  Loans and notes receivable                                                        1,674,533            1,094,989
  Furniture, fixtures, equipment and leasehold improvements, at cost, net
    of accumulated depreciation and amortization (Note 5)                          48,176,697           14,837,114
  Computer software, at cost, net of accumulated amortization of $6,726,857
    and $3,624,381, respectively                                                   10,464,153            4,996,223
  Exchange memberships (market value of $1,520,000, at May 31, 1999)                        -              351,496
  Secured demand notes receivable                                                           -           27,000,000
  Income taxes receivable                                                           7,388,870                    -
  Deferred tax asset                                                                2,199,072              825,797
  Other assets                                                                     11,180,366            3,054,144
                                                                            -------------------  -------------------

         Total assets                                                       $     429,181,984    $     217,290,808
                                                                            -------------------  -------------------

  Liabilities and Stockholders' Equity

  Liabilities
    Securities sold, not yet purchased, at market value                     $      12,335,906    $      11,723,172
    Accounts payable and accrued expenses                                          99,434,509           46,296,949
    Loan payable                                                                            -           15,000,000
    Income taxes payable                                                                    -            2,275,481
                                                                            -------------------  -------------------

         Total liabilities                                                        111,770,415           75,295,602
                                                                            -------------------  -------------------

  Commitments and contingencies

  Stockholders' equity
    Preferred stock-$.01 par value; 1,000,000 shares authorized, none issued                -                    -
    Common stock-$.01 par value; 50,000,000 shares authorized, 18,333,201
       and 14,343,201, shares issued and outstanding, respectively                    183,332              143,432
    Additional paid-in capital                                                    187,583,451           65,828,938
    Retained earnings                                                             133,639,888           80,181,611
                                                                            -------------------  -------------------

                                                                                  321,406,671          146,153,981

    Less: treasury stock, at cost, 334,569 and 348,277 shares, respectively        (3,995,102)          (4,158,775)
                                                                            -------------------  -------------------

         Total stockholders' equity                                               317,411,569          141,995,206
                                                                            -------------------  -------------------

         Total liabilities and stockholders' equity                         $     429,181,984    $     217,290,808
                                                                            -------------------  -------------------



                   The accompanying notes are an integral part of the consolidated financial statements


National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
-------------------------------------------------------------------------------

                                                                             Years Ended May 31,
                                                         ------------------------------------------------------------
                                                              2000                 1999                  1998
                                                       -------------------- --------------------  -------------------
  Revenue
    Firm securities transactions, net                  $     286,956,912    $     145,319,935     $      90,256,181
    Commission income                                         68,576,731           45,250,436            37,052,201
    Realized gain on securities                                        -            2,370,242                63,625
    Interest and dividends                                    23,856,633           10,022,013             7,599,179
    Fee income                                                 6,094,867            4,308,393             3,567,837
    Other                                                        273,336              594,153               272,921
                                                       -------------------- --------------------  -------------------

         Total revenue                                       385,758,479          207,865,172           138,811,944
                                                       -------------------- --------------------  -------------------

  Expenses
    Compensation and benefits                                151,757,218           80,055,124            46,497,144
    Clearing and related brokerage charges                    68,189,142           45,356,150            46,176,341
    Communications                                            19,804,403           15,609,756            11,694,337
  Advertising and marketing
    Advertising costs                                         32,495,362            5,876,159             3,460,371
    Sales-related travel and entertainment                     3,622,762            2,011,380               761,090
  Technology related
    Depreciation and amortization                             17,756,571            7,769,722             6,557,551
    Equipment rental                                           2,792,581              662,212               184,876
    Technology consulting                                      5,168,463            2,094,070               743,269
    Repairs and maintenance                                    3,891,453            2,302,834             1,906,181
  Other
    Professional fees                                          2,076,961            3,372,602               705,127
    Occupancy costs                                            6,218,532            2,609,520             2,286,897
    Other                                                      9,224,168            5,464,963             6,099,389
                                                       -------------------- --------------------  -------------------

         Total expenses                                      322,997,616          173,184,492           127,072,573
                                                       -------------------- --------------------  -------------------

  Income from continuing operations before income taxes       62,760,863           34,680,680            11,739,371

  Income taxes                                                30,131,852           16,461,273             5,740,913
                                                       -------------------- --------------------  -------------------

  Net income from continuing operations                       32,629,011           18,219,407             5,998,458
                                                       -------------------- --------------------  -------------------

  Discontinued operations
    Income from discontinued operations, net of taxes             82,994            2,786,052             3,257,776
    Gain on sale of discontinued operations, net of
       taxes                                                  20,746,272                    -             2,704,085
                                                       -------------------- --------------------  -------------------
                                                              20,829,266            2,786,052             5,961,861
                                                       -------------------- --------------------  -------------------

         Net income                                    $      53,458,277    $      21,005,459     $      11,960,319
                                                       -------------------- --------------------  -------------------

                 The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income, Continued
-------------------------------------------------------------------------------

                                                                                         Years Ended May 31,
                                                                   --------------------------------------------------------------
                                                                          2000                  1999                 1998
                                                                   --------------------  -------------------  -------------------

  Other  comprehensive  (loss)  income,  before tax:  Unrealized
  (loss) gain on
    securities available-for-sale:
       Unrealized holding (loss) gain arising during period        $               -     $        (275,342)   $       2,615,000
       Less: reclassification adjustment for gain included in net
         income                                                                    -            (2,290,318)                   -
                                                                   --------------------  -------------------  -------------------

  Other comprehensive (loss) income, before tax                                    -            (2,565,660)           2,615,000

  Income tax (benefit) expense related to items of other
    comprehensive (loss) income                                                    -            (1,205,860)           1,255,200
                                                                   --------------------  -------------------  -------------------

  Other comprehensive (loss) income, net                                           -            (1,359,800)           1,359,800
                                                                   --------------------  -------------------  -------------------

         Comprehensive income                                      $      53,458,277     $      19,645,659    $      13,320,119
                                                                   --------------------  -------------------  -------------------

  Net income per common and common equivalent share
    Basic
       Net income from continuing operations                       $           1.92      $           1.30     $            .45
       Income from discontinued operations, net of taxes                          -                   .20                  .24
       Gain on sale of discontinued operations, net of taxes                   1.22                     -                  .20
                                                                   --------------------  -------------------  -------------------

         Net income                                                $           3.14      $           1.50     $            .89
                                                                   --------------------  -------------------  -------------------

  Weighted average common shares outstanding                             17,021,113            14,018,257           13,432,726
                                                                   --------------------  -------------------  -------------------

    Diluted
       Net income from continuing operations                                   1.86                  1.29                  .45
       Income from discontinued operations, net of taxes                          -                   .20                  .24
       Gain on sale of discontinued operations, net of taxes                   1.19                     -                  .20
                                                                   --------------------  -------------------  -------------------

         Net income                                                $           3.05      $           1.49     $            .89
                                                                   --------------------  -------------------  -------------------

  Weighted average common shares outstanding                             17,525,126            14,143,240           13,501,346
                                                                   --------------------  -------------------  -------------------

            The accompanying notes are an integral part of the consolidated financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
-------------------------------------------------------------------------------

                                                              Years Ended May 31, 2000, 1999 and 1998
                            ------------------------------------------------------------------------------------------------------

                                                                 Accumulated
                                   Common Stock     Additional       Other                         Treasury Stock
                               ------------------     Paid-in   Comprehensive Retained     -------------------------
                               Shares       Amount    Capital       Income    Earnings       Shares        Amount         Total
                           ------------ ---------- -----------  ------------ -----------  ------------- -----------  ------------

Balance at May 31, 1997      14,343,201  $143,432 $ 57,189,985   $        -  $47,215,833   (1,648,536)  $(12,274,765) $ 92,274,485


Net income                            -         -            -            -   11,960,319            -              -    11,960,319

Unrealized gain                       -         -            -    1,359,800            -            -              -     1,359,800

Acquisition of treasury stock         -         -            -            -            -     (309,146)    (3,757,376)   (3,757,376)

Sale of treasury stock                -         -    7,023,900            -            -    1,500,000     12,243,600    19,267,500

Issuance of treasury stock upon
  exercise of options                 -         -      836,932            -            -      294,758      2,230,988     3,067,920
                           ------------- ---------- ----------   ------------ ----------   ----------   ------------    -----------

Balance at May 31, 1998      14,343,201   143,432   65,050,817    1,359,800   59,176,152     (162,924)    (1,557,553)  124,172,648

Net income                            -         -            -            -   21,005,459            -              -    21,005,459

Reversal of unrealized gain
 for investments sold                 -         -            -   (1,359,800)           -            -              -    (1,359,800)

Acquisition of treasury stock         -         -            -            -            -     (244,822)    (3,231,647)   (3,231,647)

Issuance of treasury stock
  upon exercise of options            -         -      778,121            -            -       59,469        630,425     1,408,546
                           ------------ ---------- ----------- ------------- -----------  -----------    -----------  -------------

Balance at May 31, 1999      14,343,201   143,432   65,828,938            -   80,181,611     (348,277)    (4,158,775)  141,995,206


Net income                            -         -            -            -   53,458,277            -              -    53,458,277

Issuance of common stock      3,990,000    39,900  121,564,050            -            -            -              -   121,603,950

Issuance of treasury stock
  upon exercise of options            -         -      190,463            -            -       13,708        163,673       354,136
                           ------------  --------- -----------  ------------ -----------  ------------  ------------  -------------

Balance at May 31, 2000      18,333,201  $183,332 $187,583,451   $        - $133,639,888     (334,569)  $ (3,995,102) $317,411,569
                           ------------  -------- ------------   ---------- ------------  ------------  ------------  -------------

The accompanying notes are an integral part of the consolidated financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                                             Years Ended May 31,
                                                         ------------------------------------------------------------
                                                              2000                 1999                  1998
                                                       -------------------- --------------------  -------------------

Cash flows from operating activities
  Net income from continuing operations                $      32,629,011    $      18,219,407     $       5,998,458
  Net income from discontinued operations                     20,829,266            2,786,052             3,257,776
  Non-cash items included in net income:
     Equity income in partnerships                                     -                    -                (1,299)
     Depreciation and amortization                            17,756,571            7,769,722             7,797,133
     Gain on sale of securities available-for-sale                     -           (2,290,318)                    -
     (Gain) loss on sale/write-off of securities not
       readily marketable                                              -              420,076               (63,625)
     Income of Equitrade allocated to minority partners                -                    -             5,766,440
     Provision for deferred taxes                             (1,373,275)            (542,911)            1,937,586
     Provision for loss on notes receivable                            -              102,865                     -
  (Increase) decrease in operating assets:
     Funds segregated for customers                                    -                    -                29,203
     Receivables
       Clearing brokers                                      (89,151,231)         (18,766,614)           (9,695,325)
       Other                                                  (2,371,264)          (2,174,700)             (266,289)
     Securities owned                                         (9,451,711)          29,920,622           (27,785,967)
     Income taxes receivable                                  (7,246,262)                   -                     -
     Other assets                                             (8,126,222)          (1,985,610)              900,905
  Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                          612,734          (16,964,314)            3,558,196
     Accounts payable and accrued expenses                    53,137,560           26,093,670           (12,786,419)
     Income taxes payable                                     (2,275,481)           1,708,046              (322,518)
  (Increase)  decrease  in  operating  assets  due  to
    sale/deconsolidation of Equitrade:
     Investment in discontinued operations                    28,341,746          (28,341,746)                    -
     Furniture, fixtures, equipment and leasehold
       improvements                                                    -              290,122                     -
     Intangible assets                                                 -            6,394,789                     -
     Exchange memberships                                        351,496            7,065,000                     -
     Secured demand notes receivable                                   -          (23,500,000)                    -
  Decrease in operating liabilities due to
     deconsolidation of Equitrade
     Minority interest in Equitrade                                    -           (9,465,741)                    -
     Subordinated notes payable                                        -           (3,500,000)                    -
                                                       -------------------- --------------------  -------------------

         Net cash provided by (used in) operating
           activities                                  $      33,662,938    $      (6,761,583)    $     (21,675,745)
                                                       -------------------- --------------------  -------------------



National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
-------------------------------------------------------------------------------

                                                                               Years Ended May 31,
                                                               ----------------------------------------------------
                                                                     2000               1999            1998
                                                               ------------------  --------------- ----------------

Cash flows from investing activities
   Net purchases of U.S. Treasury obligations                  $     (78,680,435)  $    (750,797)  $    5,661,083
   Proceeds from sales of securities available-for-sale                        -       2,290,318               -
   Proceeds from sales of securities
     not readily marketable                                                    -          81,244          63,625
   Payment for purchase of securities
     not readily marketable                                          (14,815,150)              -        (500,000)
   Loans made and notes issued to employees
     and officers                                                     (1,660,000)       (906,000)        (60,000)
   Principal collected on notes receivable                             1,080,456         468,555         233,124
   Purchases of furniture, fixtures,
     equipment and leasehold improvements                            (46,826,753)     (3,035,696)     (4,949,659)
   Purchases of computer software                                     (9,737,331)     (4,118,607)     (1,842,745)
   Acquisition of intangible asset                                             -        (450,000)              -
   Sale of subsidiaries (net of cash, intangibles and
      exchange memberships acquired)                                           -               -       6,600,000
   Principal collected on subordinated notes receivable               27,000,000               -               -
   Other                                                                       -               -         (38,917)
                                                               ------------------  --------------- ----------------
       Net cash provided by (used in)
          investing activities                                      (123,639,213)     (6,420,983)      5,166,511
                                                               ------------------  --------------- ----------------

Cash flows from financing activities
   Proceeds from issuances of common stock                           121,603,950               -               -
   Proceeds from loan payable                                                  -      15,000,000               -
   Repayment of loan                                                 (15,000,000)              -               -
   Sale of treasury stock                                                      -               -      19,267,500
   Purchase of treasury stock                                                  -      (3,231,647)       (614,281)
   Proceeds from exercise of options                                     211,528         786,721               -
   Capital contribution by minority interest                                   -               -         275,086
   Capital withdrawals by minority interest                                    -               -      (4,296,021)
                                                               ------------------  --------------- ----------------

       Net cash provided by
         financing activities                                        106,815,478      12,555,074      14,632,284
                                                               ------------------  --------------- ----------------

       Net increase (decrease) in cash                                16,839,203        (627,492)     (1,876,950)

Cash surrendered on sale of MXNet, Inc.                                        -               -        (117,747)

       Cash at beginning of year                                         411,629       1,039,121       3,033,818
                                                               ------------------  --------------- ----------------

       Cash at end of year                                     $      17,250,832   $     411,629   $   1,039,121
                                                               ------------------  --------------- ----------------




National Discount Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
-------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

  Income tax payments totaled $56,179,617, $17,266,322 and $7,510,410 during the years ended May 31, 2000, 1999 and 1998, respectively.

  Interest payments totaled $164,024, $315,334 and $1,129,763 during the years ended May 31, 2000, 1999 and 1998, respectively.

Supplemental disclosures of non-cash investing and financing activities:

  During September 1997, NDB Group sold all of the stock of its subsidiary, Anvil Institutional Services, Inc., and received a note in the amount of $102,945, which was repaid in January 1999.

  During October 1997, Equitrade Partners L.P. entered into a $500,000 subordinated note agreement in the form of a secured demand note receivable with an unrelated party. The note had a stated interest rate of 4% and was repaid on June 18, 1999.

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

  During the year ended May 31, 1999, various employees of NDB Group exercised an aggregate of 59,469 options for the purchase of 59,469 shares of NDB Group's common stock with exercise prices ranging from $11.00 per share to $13.50 per share. In connection with the exercise of these options, NDB Group recorded an income tax benefit of $621,825.

  During the year ended May 31, 2000, various employees of NDB Group exercised an aggregate of 13,708 options for the purchase of 13,708 shares of NDB Group's common stock with exercise prices ranging from $13.50 per share to $22.50 per share. In connection with the exercise of these options, NDB Group recorded an income tax benefit of $142,608.

  The accompanying notes are an integral part of the consolidated financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------
1.   Organization and Business

     National Discount Brokers Group, Inc. ("NDB Group") and its subsidiaries (collectively, the "Company") are engaged in the retail discount brokerage (primarily online) and market making businesses. NDB Group's two wholly-owned subsidiaries, NDB Capital Markets Corporation (formerly Sherwood Securities Corp.), and National Discount Brokers Corporation (formerly Triak Services Corp.), doing business as NDB.com ("NDB.com")are registered as broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD").

     NDB.com provides retail discount brokerage services. As a retail broker, NDB.com executes orders for customers to buy and sell securities for a commission.

     NDB Capital Markets Corporation ("NDBC") is a market maker in equity securities traded on the Nasdaq stock market and over the counter bulletin board. As a market maker, NDBC maintains firm bid and offer prices in a given security by standing ready to buy or sell at publicly quoted prices and maintains an inventory in the securities in which it makes a market. NDBC executes transactions for its own account, the accounts of its customers and on behalf of other broker-dealers.

     NDB Group and another wholly owned subsidiary, SHD Corporation ("SHD"), also owned membership interests in Equitrade Partners, L.L.C. ("Equitrade"), a Delaware limited liability company, which was a registered specialist on the New York Stock Exchange ("NYSE"). In June 1999, the Company sold its 46.845% membership interest in Equitrade to Spear, Leeds & Kellogg Specialists LLC ("SLK Specialists"). Prior to the closing, NDB Group exercised its right to purchase .03% membership interests in Equitrade from three special members in exchange for cash equal to the capital accounts of these special members. NDB Group and SHD received approximately $85,000,000 in cash from SLK Specialists net of repayment of a $15,000,000 loan from Spear, Leeds & Kellogg L.P. ("SLK") to NDB Group. The Company recognized a net pre-tax economic gain of approximately $36,000,000 in connection with this transaction. See Note 12 - Discontinued Operations.

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

     On February 13, 1998, MXNet, Inc. ("MXNet"), another wholly owned subsidiary of NDB Group, was sold. In addition, on February 27, 1998, NDBC sold its American Stock Exchange ("AMEX") specialist business. See Note 12
     - Discontinued Operations.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

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

     The consolidated financial statements include the accounts of NDB Group and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In 1998, NDB Group consolidated its majority-owned subsidiary, Equitrade. In 1999, the net assets of Equitrade are presented as a separate line item in the consolidated statement of financial condition since its operations have been discontinued.

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

     Securities owned and securities sold, not yet purchased, are carried at market value. The difference between cost and market value is included in firm securities transactions on the consolidated statements of income and comprehensive income.

     Securities not readily marketable are carried at cost which management believes approximates fair value.

     Management estimates that the fair values of other financial instruments recognized in the consolidated statement of financial condition are approximated by their carrying values, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of 2.5 to 5 years. Leasehold improvements are amortized using the straight-line method over the terms of the leases or the estimated useful lives of the improvements, whichever is less.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

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

     In accounting for its stock option plans, the Company applies Accounting Principles Board Opinion No. 25 ("APB 25") to calculate compensation expense. Under APB 25, compensation expense would be recorded on the date of an option grant only if the current market price of the underlying stock exceeded the exercise price. As required, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") 123 had been applied.

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

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 was implemented by the Company as of the beginning of fiscal 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

     Certain prior year amounts have been reclassified to conform with the May 31, 2000 presentation. Additionally, the accompanying financial statements for the year ended May 31, 1998 have been restated to include the income tax expense related to items of other comprehensive income. The restatement had no impact on net income for the year ended May 31, 1998.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

3.   Securities Owned and Sold, Not Yet Purchased

     Securities owned and sold, not yet purchased consist solely of corporate equities as of May 31, 2000 and 1999:

                                                                                           May 31,
                                                                              -----------------------------------
                                                                                    2000              1999
                                                                              -----------------  ----------------

     Securities owned                                                              $47,500,200     $38,048,489
                                                                              -----------------  ----------------

     Securities sold, not yet purchased                                            $12,335,906     $11,723,172
                                                                              -----------------  ----------------


4. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

     In the normal course of business, NDBC and NDB.com clear securities transactions through two unaffiliated clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NDBC and NDB.com and their respective clearing brokers, the clearing brokers have the right to recover losses resulting from a counterparty's failure to fulfill its contractual obligations. NDBC and NDB.com seek to control the risk associated with their customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

     Credit risk arises from the potential inability of counterparties, including clearing brokers, to fulfill their contractual obligations. The subsequent settlement of open positions at May 31, 2000 had no material adverse effect on the financial position of the Company.

     During the normal course of business, NDBC and NDB.com may sell securities which have not yet been purchased, which represent obligations of NDBC and NDB.com to deliver the specified security at a later date, thereby creating a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as NDBC's and NDB.com's ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recorded on the consolidated statement of financial condition. NDBC and NDB.com seek to control such market risk through the use of internal monitoring guidelines. Neither NDBC nor NDB.com engage in any derivative activities.

     NDBC's balances of receivable from clearing broker, securities owned and securities sold, but not yet purchased, included in the Company's consolidated statement of financial condition are held at one major clearing broker. NDB.com's balances of receivable from clearing broker, securities owned and securities sold, but not yet purchased, also included in the Company's consolidated statement of financial condition are held at a separate major clearing broker.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

5.   Furniture, Fixtures, Equipment and Leasehold Improvements

     Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                                                                              May 31,
                                                                                  --------------------------------
                                                                                      2000             1999
                                                                                  --------------  ----------------

     Furniture, fixtures and equipment                                              $49,504,928       $26,309,299
     Leasehold improvements                                                          24,191,098         3,832,350
                                                                                  --------------  ----------------

                                                                                     73,696,026        30,141,649
     Less accumulated depreciation
       and amortization                                                              25,519,329        15,304,535
                                                                                  --------------  ----------------

                                                                                    $48,176,697       $14,837,114
                                                                                  --------------  ----------------

     The amounts for  furniture,  fixtures  and  equipment  and for  accumulated
     depreciation   and  amortization  are  net  of  amounts  related  to  fully depreciated/amortized items which have been retired.

6.   Acquisition of SHD Corporation (Formerly Dresdner-NY Incorporated)

     On May 2, 1997, NDB Group acquired 100% of the stock of Dresdner-NY Incorporated (subsequently renamed SHD Corporation), a NYSE specialist firm, from Dresdner Bank AG for a purchase price of $15,261,493, which included four NYSE seats with a market value of $4,800,000. The purchase price resulted in an intangible asset amounting to $4,150,000 which was being amortized on a straight line basis over ten years. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of SHD are included in the accompanying consolidated statement of income and comprehensive income from the acquisition date. The SHD business was sold to SLK concurrent with the sale of Equitrade in June 1999; therefore, the business has been shown as discontinued operations and the remaining unamortized intangible asset was expensed.

7.   Income Taxes

     The Company files consolidated Federal and combined income tax returns for certain states and localities (inclusive of all subsidiaries, except Equitrade) based on a May 31 year end. Separate tax returns are filed in certain states as required.

     The current Federal, state and local income tax provisions for the years ended May 31, 2000, 1999 and 1998 have been provided based on the appropriate tax computation for each jurisdiction.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At May 31, 2000, the Company had net deferred tax assets which are primarily due to differences in the period in which depreciation and rent expenses are deductible for book and tax purposes. Management of the Company has established a valuation allowance of approximately $534,000 because they concluded that it is more likely than not that a portion of the state tax benefit at one of its subsidiaries will not be realized.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

     The provisions for income taxes included in the consolidated statements of income and comprehensive income are as follows:

                                                                                 Years Ended May 31,
                                                                  --------------------------------------------------
                                                                       2000              1999             1998
                                                                  ----------------  ---------------  ---------------

     Continuing operations
        Federal
          Current                                                 $   21,898,953    $   10,941,702   $   2,811,254
          Deferred (benefit) expense                                    (346,257)         (382,360)      1,022,050
                                                                  ----------------  ---------------  ---------------

                                                                      21,552,696        10,559,342       3,833,304
                                                                  ----------------  ---------------  ---------------

     State and local
        Current                                                        9,606,174         6,062,482         992,073
        Deferred (benefit) expense                                    (1,027,018)         (160,551)        915,536
                                                                  ----------------  ---------------  ---------------

                                                                       8,579,156         5,901,931       1,907,609
                                                                  ----------------  ---------------  ---------------

                                                                  $   30,131,852       $16,461,273      $5,740,913
                                                                  ----------------  ---------------  ---------------

     Discontinued operations
        Federal
          Current                                                 $       46,976    $    1,577,010   $   2,325,179

        State and local
          Current                                                         26,620           893,639       1,063,568
                                                                  ----------------  ---------------  ---------------

                                                                  $       73,596    $    2,470,649   $   3,388,747
                                                                  ----------------  ---------------  ---------------

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

     A reconciliation of differences between the income tax provisions included in continuing operations and the amounts computed by applying the statutory Federal income tax rate is as follows:

                                                                               Years Ended May 31,
                                                                --------------------------------------------------
                                                                      2000              1999            1998
                                                                -----------------  ---------------  --------------

     Statutory provision on pretax income                           $21,966,302       $12,138,238      $4,108,779

     State and local taxes, net of Federal tax benefit                5,576,451         3,836,255       1,239,946

     Tax effect of disallowed expenses                                  946,475           278,236         124,804

     Other - net                                                      1,642,624           208,544         267,384
                                                                -----------------  ---------------  --------------

          Income tax provision                                       $30,131,852      $16,461,273      $5,740,913
                                                                -----------------  ---------------  --------------

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

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

     On April 21, 1999, the Board of Directors of the Company approved the National Discount Brokers Group, Inc. 1999 Non-Qualified Stock Option Plan (the "1999 Plan") permitting the granting of non-qualified stock options covering up to 1,000,000 additional shares of the Company's common stock. Options granted under the 1999 Plan have generally provided for vesting ratably over three years after the date of grant except those granted to non-employee directors. All options granted have exercise prices equal to or greater than the fair market value of the Company's common stock on the date of the grant and have a ten year term.

     On October 20, 1999, the stockholders of the Company approved the 2000 National Discount Brokers Group, Inc. Compensation Plan (the "2000 Plan") allowing for the issuance of up to 800,000 additional shares of the Company's common stock pursuant to stock options or as stock awards. Options granted under the 2000 Plan have generally provided for vesting ratably over three years after the date of grant. All options granted have exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant and have a ten year term.

     At May 31, 2000, an aggregate of 590,863 shares were available for future grant under the 1995 Plan, the 1999 Plan and the 2000 Plan. No stock appreciation rights or stock awards have been issued. The following table summarizes transactions in stock options granted under the 1995 Plan, the 1999 Plan and the 2000 Plan from June 1, 1997 through May 31, 2000:

                                                                                     Optioned Shares
                                                                              -------------------------------
                                                                                                   Weighted
                                                                                                   Average
                                                                                Number of       Exercise Price
                                                                                 Shares            per Share
                                                                              --------------  -------------------

     Balance at June 1, 1997                                                       465,857           $ 9.45

        Options exercised                                                         (294,758)            9.17
        Options granted (including 255,450 reload options)                         539,600            12.94
        Options cancelled                                                          (68,214)           11.77
                                                                              --------------

     Balance at May 31, 1998                                                       642,485            12.26

        Options exercised                                                          (59,469)           13.23
        Options granted - original                                                 942,750            52.81
        Options cancelled                                                          (40,117)           13.29
                                                                              --------------

     Balance at May 31, 1999                                                     1,485,649            37.93

        Options exercised                                                          (13,708)           15.43
        Options granted - original                                                 578,600            31.52
        Options cancelled                                                         (116,166)           50.24
                                                                              --------------

     Balance at May 31, 2000                                                     1,934,375            35.43
                                                                              --------------

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding and exercisable at May 31, 2000.

                                            Options Outstanding                       Options Exercisable
                           ------------------------------------------------------ --------------------------------
                                             Weighted-Average   Weighted-Average                  Weighted-Average
           Range of             Number           Remaining       Exercise Price     Number        Exercise Price
       Exercise Prices       Outstanding     Contractual Life      Per Share      Exercisable        Per Share

       $ 8.81   -  $12.69      365,375              6.9            $  11.42           365,375         $ 11.42

        13.25       13.50      160,199              7.5               13.48            92,378           13.47

        22.50   -   29.16      630,736              9.3               25.57            52,928           22.67

        39.63       53.88       44,000              8.9               45.07            23,333           41.66
                -
        60.06       60.06      734,065              8.9               60.06           225,433           60.06
                           ------------                                           ------------
                -
         8.81       60.06    1,934,375              8.5               35.43           759,447           27.82
                           ------------                                           ------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the option plans for the years ended May 31, 2000, 1999 and 1998.

                                                                           Years Ended May 31,
                                                       ------------------------------------------------------------
         Weighted-Average Assumptions                       2000                 1999                 1998
                                                     -------------------- -------------------- --------------------

     Dividend yield                                          0%                       0%                   0%
     Expected volatility                                    74.0%                  66.0%                37.0%
     Risk-free interest rate                                6.10%                  4.92%                5.61%
     Expected lives                                           3                      3                    3

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

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

                                                                             Years Ended May 31,
                                                            -------------------------------------------------------
                                                                  2000               1999               1998
                                                            -----------------  -----------------  -----------------
     Net income
        As reported                                             $53,458,277        $21,005,459        $11,960,319
        SFAS 123 fair value adjustment                           (4,846,529)          (995,559)          (672,646)
                                                            -----------------  -----------------  -----------------

        Pro forma                                               $48,611,748        $20,009,900        $11,287,673
                                                            -----------------  -----------------  -----------------

     Net income per common share:
     Basic
        As reported                                                   $3.14              $1.50              $0.89
        SFAS 123 fair value adjustment                                 (.28)              (.07)              (.05)
                                                            -----------------  -----------------  -----------------

        Pro forma                                                     $2.86              $1.43               $.84
                                                            -----------------  -----------------  -----------------

     Diluted
        As reported                                                   $3.05              $1.49              $0.89
        SFAS 123 fair value adjustment                                 (.27)              (.07)              (.05)
                                                            -----------------  -----------------  -----------------

        Pro forma                                                     $2.78              $1.42               $.84
                                                            -----------------  -----------------  -----------------

     The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.

     The weighted-average fair value of options granted under the 1995 Plan, 1999 Plan and 2000 Plan for the years ended May 31, 2000, 1999 and 1998 were $16.31, $25.39 and $3.93, respectively.

10.  Related Party Transactions

     The Company has, from time to time, entered into short-term borrowing facilities with Spear, Leeds & Kellogg, L.P. ("SLK") for the purpose of financing trading positions. On December 31, 1998, NDB Group borrowed $15,000,000, at an interest rate of 6% per annum and a six-month maturity, from SLK in order to increase the capital of Equitrade. Concurrent with the sale of Equitrade on June 18, 1999 to SLK Specialists, the $15,000,000 loan from SLK was repaid in full. See Note 1 for a description of the sale of Equitrade to SLK Specialists.

     On December 8, 1997, the Company sold, at market value, 1,500,000 shares of its common stock held in treasury to IAT Reinsurance Syndicate Ltd., an affiliate of Peter R. Kellogg. Prior to this acquisition, Mr. Kellogg beneficially owned 1,025,000 shares of NDB Group common stock.

     During the year ended May 31, 2000, the Company paid $7,500,000 to Go2Net, Inc. related to the Company's advertising plan. This amount is being charged to income over the term of the agreement. As of May 31, 2000, included in other assets on the consolidated statement of financial condition is approximately $5,625,000 in relation to the Go2Net agreement. Go2Net, Inc. is a stockholder of the Company and Russell C. Horowitz, Go2Net, Inc.'s Chairman and Chief Executive Officer, is a member of the Company's Board of Directors.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

11.  Employee Benefit Plans

     The Company has an employee deferred compensation plan covering substantially all employees which qualifies under Section 401(k) of the Internal Revenue Code. The Company contributed $108,221, $93,115 and $82,013 to the plan for the years ended May 31, 2000, 1999 and 1998, respectively.

12.      Discontinued Operations

     Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the consolidated financial statements of the Company have been reclassified to reflect the dispositions of Equitrade, MXNet and NDBC's AMEX specialist business.

     In May 1999, the Company entered into a definitive agreement to sell its ownership interest in Equitrade. The transaction closed on June 18, 1999, and as such, the operations of Equitrade have been reflected in discontinued operations for all periods reported. Prior to the allocation of minority interest and income taxes, revenues and expenses for the year ended May 31, 2000 applicable to this discontinued operation were $1,728,146 and $1,690,147, respectively; for the year ended May 31, 1999 were $21,834,533 and $13,934,463, respectively; and for the year ended May 31, 1998 were $25,636,056 and $12,173,172, respectively. The gain from this transaction was $20,746,272, net of $15,073,923 of applicable income taxes and other expenses directly related to the sale.

     On February 13, 1998, NDB Group sold 100% of the common stock of its subsidiary, MXNet, to IPC Information Systems, Inc. for cash proceeds amounting to $6,600,000. In addition, during February 1998, NDBC sold its AMEX specialist business for $325,000. The aggregate net gain on the aforementioned sales was $2,704,000, net of $2,353,000 of applicable income taxes and other expenses directly related to the sales. Revenues and expenses for the year ended May 31, 1998 applicable to these discontinued operations were $1,324,114 and $2,374,035, respectively.

13.      Net Capital and Customer Reserve Requirements

     NDBC and NDB.com introduce all customer transactions to clearing brokers and do not maintain custody of customer funds or securities. Accordingly, NDBC and NDB.com qualify for exemption from the provisions of SEC Rule 15c3-3 under subparagraph (k)(2)(ii). NDBC and NDB.com were in compliance with the conditions of this exemption during the years ended May 31, 2000, 1999 and 1998.

     As registered broker-dealers, NDBC and NDB.com are subject to SEC Uniform Net Capital Rule 15c3-1 (the "Rule"). As of May 31, 2000, the net capital of NDBC and NDB.com exceeded their SEC required net capital by $111,817,563 and $12,465,936, respectively.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

     The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at May 31, 2000, the payment of dividends and advances to the Company by NDBC and NDB.com is limited to $111,617,563 and $12,415,936, respectively, under the most restrictive of these requirements.

14.  Commitments

     The Company has non-cancelable operating leases for rental of office space at its various locations expiring at various dates through 2014. All leases are subject to escalation for increases in taxes, fuel and other costs.

     Commitments for minimum lease payments under non-cancelable operating leases as of May 31, 2000 are as follows:

     Fiscal year ending May 31,

     2001                                                         $ 5,146,000
     2002                                                           4,853,000
     2003                                                           4,800,000
     2004                                                           4,820,000
     2005                                                           4,888,000
     Thereafter                                                    34,349,000
                                                                  ------------
                                                                  $58,856,000
                                                                  ------------

     The Company has free rent periods which are being amortized over the lives of the leases.

     Included in occupancy costs are office rental expenses of approximately $5,210,000, $2,097,000 and $2,201,000 for the years ended May 31, 2000,
     1999 and 1998, respectively.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

     NDB Group has a contract with Arthur Kontos, Chief Executive Officer ("CEO") of NDB Group, with an initial term ending on May 31, 2000. The contract has been extended, pursuant to its terms, for fiscal year ended May 31, 2001 and may be extended one additional year in accordance with its terms. Remuneration under this contract consists of base salary and a cash bonus. The CEO's cash bonus is paid pursuant to the National Discount Brokers Group, Inc. 1996 CEO Bonus Plan (the "CEO Plan"). The CEO Plan provides, through May 31, 2000, for an annual cash bonus payout equal to 10% of the first $10,000,000 of income (as defined) and 15% of income over $10,000,000. Included in accounts payable and accrued expenses is approximately $8,244,000 and $3,530,000 due to the CEO at May 31, 2000 and 1999, respectively. The CEO has waived the receipt of $2,400,000 of his cash bonus under the CEO Plan for the fiscal year ended May 31, 2000. In connection with this contract and the CEO Plan, approximately $10,515,000, $5,532,000 and $1,366,000 is reflected in compensation and benefits for the years ended May 31, 2000, 1999 and 1998, respectively. Additionally, for the years ended May 31, 1999 and 1998, approximately $928,000 and $1,358,000, respectively, were netted against income from discontinued operations and for the years ended May 31, 2000 and May 31, 1998, approximately $6,337,000 and $755,000 were netted against the gain on sale of discontinued operations as reflected in the accompanying consolidated statements of income and comprehensive income.

     A senior executive officer of NDB Group has agreed to defer $3,000,000 of his cash bonus for the fiscal year ended May 31, 2000 over a three year period payable $1,000,000 per year on January 1, 2001, 2002 and 2003. The deferred bonus will bear interest at the 90-day treasury bill rate.

15.      Segments

     Under the provisions of SFAS 131, the Company has two reportable segments: discount brokerage and market making. NDB.com transacts all business that will be reported in the Company's discount brokerage segment. Its revenues are principally in the form of retail commission income, distribution assistance fees from mutual funds and interest earned on its customers' balances held at its clearing broker. NDBC represents the Company's market making segment, which primarily derives its firm securities transaction revenues from the spread between the price paid when a security is bought and the price received when a security is sold or from proprietary investments, as well as limited interest and dividend income. "All Other" category revenues consist principally of interest and realized gains/losses on marketable securities.

     The accounting  policies of the segments are the same as those described in
     Note 2. Revenues from the transactions with other segments within the Company (referred to as intersegment revenues) are recorded at market value, as if the transactions were with third parties.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended May 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

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


                                                                    Year Ended May 31, 2000
                                             ----------------------------------------------------------------------
                                                 Discount          Market              All
                                                Brokerage          Making             Other             Total
                                             ----------------  ----------------  ----------------  ----------------
     Revenue from external sources              $88,314,000      $290,195,000        $7,249,000      $385,758,000
     Intersegment revenue                         6,458,000             5,000           548,000         7,011,000
                                             ----------------  ----------------  ----------------  ----------------
      Total revenue                             $94,772,000      $290,200,000        $7,797,000      $392,769,000
                                             ----------------  ----------------  ----------------  ----------------
     Interest and dividends (included in
     total revenues)                            $12,032,000      $  5,297,000        $7,081,000      $ 24,410,000
     Interest expense                               433,000             1,000            88,000           522,000
     Depreciation and amortization               13,114,000         4,255,000           388,000        17,757,000
     Profit or (loss) before income taxes       (14,858,000)       78,916,000        (1,297,000)       62,761,000
     Capital expenditures                        30,766,000         7,418,000        18,380,000        56,564,000

                                                                    Year Ended May 31, 1999
                                             ----------------------------------------------------------------------
                                                 Discount          Market              All
                                                Brokerage          Making             Other             Total
                                             ----------------  ----------------  ----------------  ----------------

     Revenue from external sources              $54,706,000      $150,194,000        $2,965,000      $207,865,000
     Intersegment revenue                         6,979,000           118,000         2,862,000         9,959,000
                                             ----------------  ----------------  ----------------  ----------------
     Total revenue                              $61,685,000      $150,312,000        $5,827,000      $217,824,000
                                             ----------------  ----------------  ----------------  ----------------
     Interest and dividends (included in
     total revenues)                            $ 6,938,000      $  2,635,000        $  856,000      $ 10,429,000
     Interest expense                               407,000             7,000           383,000           797,000
     Depreciation and amortization                4,350,000         3,377,000            43,000         7,770,000
     Profit or loss before income taxes           2,570,000        38,387,000        (6,276,000)       34,681,000
     Capital expenditures                         4,865,000         2,329,000           410,000         7,604,000

                                                                    Year Ended May 31, 1998
                                             ----------------------------------------------------------------------
                                                 Discount          Market              All
                                                Brokerage          Making             Other             Total
                                             ----------------  ----------------  ----------------  ----------------

     Revenue from external sources              $44,186,000       $93,583,000        $1,043,000      $138,812,000
     Intersegment revenue                         6,976,000           100,000         2,302,000         9,378,000
                                             ----------------  ----------------  ----------------  ----------------
     Total revenue                              $51,162,000       $93,683,000        $3,345,000      $148,190,000
                                             ----------------  ----------------  ----------------  ----------------
     Interest and dividends (included in
     total revenues)                            $ 5,448,000       $ 1,610,000         $ 984,000      $  8,042,000
     Interest expense                               435,000           303,000            44,000           782,000
     Depreciation and amortization                3,844,000         2,704,000            10,000         6,558,000
     Profit before income taxes                   2,183,000         8,223,000         1,334,000        11,740,000
     Capital expenditures                         4,454,000         1,668,000           671,000         6,793,000


National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended May 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

     The following table is a reconciliation of reportable segment revenues, profit or loss before income taxes and other significant items, to the Company's consolidated totals.

                                                                              Years Ended May 31,
                                                            --------------------------------------------------------
                                                                  2000               1999               1998
                                                            -----------------  -----------------  ------------------
     Revenue

     Total revenue for reportable segments                     $384,972,000       $211,997,000        $144,845,000
     Other revenue                                                7,797,000          5,827,000           3,345,000
     Elimination of intersegment revenue                         (7,011,000)        (9,959,000)         (9,378,000)
                                                            -----------------  -----------------  ------------------
     Total consolidated revenue                                $385,758,000       $207,865,000        $138,812,000
                                                            -----------------  -----------------  ------------------

     Profit or loss before income taxes

     Total profit or loss before income taxes for
        reportable segments                                     $64,058,000        $40,957,000         $10,406,000
     Other profit or loss                                        (1,297,000)        (6,276,000)          1,334,000
     Elimination of intersegment profit or loss                           -                  -                   -
                                                            -----------------  -----------------  ------------------
     Total consolidated profit or loss before
        Income taxes                                            $62,761,000        $34,681,000         $11,740,000
                                                            -----------------  -----------------  ------------------

     Interest and dividends

     Total interest and dividends for reportable
        segments                                                $17,329,000         $9,573,000          $7,058,000
     Other interest and dividends                                 7,081,000            856,000             984,000
     Elimination of intersegment interest and dividends            (553,000)          (407,000)           (443,000)
                                                            -----------------  -----------------  ------------------
     Total consolidated interest and dividends                  $23,857,000        $10,022,000          $7,599,000
                                                            -----------------  -----------------  ------------------

     Interest expense

     Total interest expense for reportable
        segments                                                   $434,000           $414,000            $738,000
     Other interest expense                                          88,000            383,000              44,000
     Elimination of intersegment interest expense                  (433,000)          (407,000)           (443,000)
                                                            -----------------  -----------------  ------------------
     Total consolidated interest expense                            $89,000           $390,000            $339,000
                                                            -----------------  -----------------  ------------------

     Depreciation and amortization

     Total depreciation and amortization for
        reportable segments                                     $17,369,000         $7,727,000          $6,548,000
     Other depreciation and amortization                            388,000             43,000              10,000
     Elimination of intersegment depreciation
        and amortization                                                  -                  -                   -
                                                            -----------------  -----------------  ------------------
     Total consolidated depreciation and amortization           $17,757,000         $7,770,000          $6,558,000
                                                            -----------------  -----------------  ------------------

     Capital expenditures

     Total capital expenditures for reportable
        segments                                                $38,184,000         $7,194,000          $6,122,000
     Other capital expenditures                                  18,380,000            410,000             671,000
     Elimination of intersegment capital expenditures                     -                  -                   -
                                                            -----------------  -----------------  ------------------
     Total consolidated capital expenditures                    $56,564,000         $7,604,000          $6,793,000
                                                            -----------------  -----------------  ------------------

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended May 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------



     During the year, NDB Group acquired a principal trading position in the amount $320,000. This position was subsequently transferred to NDB.com and recorded as a capital contribution at NDB Group's original cost. The position was subsequently liquidated by NDB.com at a gain of approximately $3,470,000 which is included in revenues from principal transactions in the consolidated statement of income.

16.  Contingencies and Legal Matters

     NDB Group's  subsidiaries,  and in some cases NDB Group, have been named as defendants in lawsuits and arbitrations and are the subject of investigations, that allege, among other things, violations of Federal and state securities and related laws and other laws.

     As part of a global settlement involving more than 25 Nasdaq market making firms, NDBC has settled proceedings brought against it in connection with an investigation by the SEC. In connection with the settlement, NDBC consented to the entry of certain Orders by the SEC instituting proceedings, making findings and imposing sanctions. NDBC neither admitted nor denied the substantive allegations set forth in the Orders. As part of the settlement, NDBC paid a civil penalty of $1,000,000 to the SEC and the sum of $8,138 in disgorgement. NDBC's results for the year ended May 31, 1998 reflect a charge to establish a reserve for the SEC's investigation, which is included in professional fees on the consolidated statement of income and comprehensive income, which was paid in January 1999.

     On April 9, 1997, NDBC entered into a settlement agreement (the "Settlement Agreement") in the case of In Re: NASDAQ Market-Makers Antitrust
     Litigation, 94 Civ. 3996(RWS) currently pending in the United States District Court for the Southern District of New York (the "Court"). The Settlement Agreement provided for payment by NDBC of $4,375,000 per percentage point of its market share of the "Defendants' Market". NDBC's agreed market share of the Defendants' Market was set in the Settlement Agreement, as amended, at 2.10% which resulted in a total principal payment obligation of $9,187,500. The Settlement Agreement provided for the payment of the verified amount in two installments. On April 23, 1997, NDBC made an installment payment in the amount of $4,593,750. The remaining balance of $4,926,797, including $333,047 of interest, was paid on April 9, 1998.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended May 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

     Weiss, Peck & Greer, L.L.C. ("WPG") has filed a Statement of Claim dated March 22, 1999 in an arbitration before the NASD titled In the Matter of the Arbitration of Weiss, Peck & Greer, L.L.C., Claimant against Sherwood Securities Corp., Respondent. In the Statement of Claim, WPG alleges that NDBC contravened standards of "commercial reasonableness" and "just and equitable principles of trade" in connection with trades of approximately
     1.5 million shares of Amazon.com from Carnegie, Childs & Co., L.L.C. ("Carnegie") on January 8, 1999. WPG was Carnegie's clearing broker. WPG alleges that the trades resulted in Carnegie having a net short position in Amazon.com of 1,462,000 shares. WPG covered the short position on January 11, 1999 and alleges it sustained losses in excess of $11,000,000. WPG has requested relief of compensatory damages in excess of $11,000,000 plus consequential damages and interest, WPG's costs and attorneys' fees and such other relief as the arbitration panel deems just and appropriate. Management of NDBC, after consultation with counsel, believes it has valid defenses to these claims and intends to vigorously defend against these claims. NDBC filed an Answer and Statement of Counterclaim dated June 8, 1999 in which NDBC denies liability for the claims asserted by WPG and asserts a counterclaim of approximately $1,300,000 for losses NDBC suffered in connection with trades in Amazon.com executed by NDBC for Carnegie on January 8, 1999. WPG has filed a Reply to Counterclaim dated June 28, 1999 denying liability for the claim asserted in the Answer and Statement of Counterclaim.

17.  Subsequent Events

     On June 15, 2000, NDB Group consummated the sale of 3,000,000 shares of its common stock to DB U.S. Financial Markets Holding Corporation, an indirect subsidiary of Deutsche Bank AG ("DB"), for $135,930,000 in gross proceeds pursuant to a Securities Purchase Agreement dated as of May 15, 2000. NDB Group and DB also entered into (1) a Stockholder Agreement providing for, among other things, the appointment of a representative of DB to NDB Group's board of directors, (2) an agreement regarding the providing of certain research materials prepared by DB or certain of its affiliates to customers of the Company in the United States and (3) an agreement with respect to the Company being a distributor of initial public offerings of equity securities in the United States if DB or one of its affiliates is an underwriter of the securities and the internet is a distribution channel. The Company and DB also executed term sheets for joint ventures between DB and the Company regarding the offering of online discount brokerage in Western Europe and the rest of the world other than Western Europe and the United States.

     As part of the CEO's employment contract with NDB Group, which was extended by NDB Group until May 31, 2001 when it exercised its option, the CEO has agreed to reduce the annual cash bonus payout due to him by 20% effective June 1, 2000.

     The Compensation Committee of the Board of Directors has approved the NDB Capital Markets CEO Bonus Plan ("NDBC Bonus Plan") which provides for the payment of a cash bonus to the Chief Executive Officer of NDBC commencing with the fiscal year ended May 31, 2001. The plan is subject to Board of Director and stockholder approvals. The bonus is equal to 5% of the Company's pre-tax income from continuing operations before reduction for the bonuses under the NDBC Bonus Plan and the CEO Plan.

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended May 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

18.  Quarterly Financial Information (unaudited)

     (In thousands, except per share data)

                                                                 First        Second         Third         Fourth
                                                              ------------  ------------  -------------  ------------
     Year ended May 31, 2000

     Revenues                                                    $53,022       $70,855       $141,213      $120,668
     Expenses                                                     52,221        62,709        106,008       102,059
                                                              ------------  ------------  -------------  ------------

     Income from continuing operations before income taxes           801         8,146         35,205        18,609

     Income taxes                                                    366         3,835         15,974         9,957
                                                              ------------  ------------  -------------  ------------

             Net income from continuing operations                   435         4,311         19,231         8,652

     Income from discontinued operations                              83             -              -             -
     Gain on sale of discontinued operations, net                 20,055           461              -           230
                                                              ------------  ------------  -------------  ------------

     Net income                                                  $20,573        $4,772        $19,231        $8,882
                                                              ------------  ------------  -------------  ------------

     Basic income per share:
        Continuing operations                                       $.02          $.25          $1.12          $.49
        Discontinued operations                                      .01           .00            .00           .00
        Gain on sale of discontinued operations, net                1.24           .03            .00           .01
                                                              ------------  ------------  -------------  ------------

             Net income per share - basic                          $1.27          $.28          $1.12          $.50
                                                              ------------  ------------  -------------  ------------

     Diluted income per share:
        Continuing operations                                       $.02          $.25          $1.10          $.47
        Discontinued operations                                      .01           .00            .00           .00
        Gain on sale of discontinued operations, net                1.22           .03            .00           .01
                                                              ------------  ------------  -------------  ------------

             Net income per share - diluted                        $1.25          $.28          $1.10          $.48
                                                              ------------  ------------  -------------  ------------

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended May 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

18.  Quarterly Financial Information (unaudited), continued

     (In thousands, except per share data)

                                                                 First          Second         Third          Fourth
                                                              -------------  -------------  -------------  -------------
     Year ended May 31, 1999

     Revenues                                                    $  31,748      $  45,379      $  63,873      $  66,865
     Expenses                                                       32,483         37,617         49,383         53,701
                                                              -------------  -------------  -------------  -------------

     Income from continuing operations before taxes                  (735)          7,762         14,490         13,164

     Income taxes                                                     (85)          3,330          6,740          6,477
                                                              -------------  -------------  -------------  -------------

            Net income (loss) from continuing operations             (650)          4,432          7,750          6,687

     Income (loss) from discontinued operations                      (685)          1,451            422          1,598
                                                              -------------  -------------  -------------  -------------

     Net income (loss)                                           $ (1,335)      $   5,883      $   8,172      $   8,285

                                                              -------------  -------------  -------------  -------------

     Basic income (loss) per share:
        Continuing operations                                    $   (.04)       $    .32       $    .55       $    .48
        Discontinued operations                                      (.05)            .10            .03            .11
                                                              -------------  -------------  -------------  -------------

            Net income (loss) per share - basic                  $   (.09)       $    .42       $    .58       $    .59
                                                              -------------  -------------  -------------  -------------

     Diluted income (loss) per share:
        Continuing operations                                    $   (.04)       $    .32       $    .55       $    .47
        Discontinued operations                                      (.05)            .10            .03            .11
                                                              -------------  -------------  -------------  -------------

            Net income (loss) per share - diluted                $   (.09)       $    .42       $    .58       $    .58
                                                              -------------  -------------  -------------  -------------

National Discount Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended May 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

18.  Quarterly Financial Information (unaudited), continued

     (In thousands, except per share data)

                                                                     First          Second        Third        Fourth
     Year ended May 31, 1998

     Revenues                                                          $ 34,896      $ 34,845     $ 31,584     $ 37,485
     Expenses                                                            31,377        33,198       29,610       32,888
                                                                ----------------  ------------ ------------  -----------

     Income from continuing operations before taxes                       3,519         1,647        1,974        4,597

     Income taxes                                                         1,527           655          925        2,634
                                                                ----------------  ------------ ------------  -----------

            Net income from continuing operations                         1,992           992        1,049        1,963

     Income from discontinued operations                                    716         1,095          468          981

     Gain on sale of discontinued operations                                  -             -        2,704            -
                                                                ----------------  ------------ ------------  -----------

     Net income                                                         $ 2,708       $ 2,087      $ 4,221      $ 2,944
                                                                ----------------  ------------ ------------  -----------

     Basic income per share:
        Continuing operations                                           $   .16       $   .07      $   .07      $   .14
        Discontinued operations                                             .05           .09          .03          .07
        Gain on sale of discontinued operations, net                          -             -          .20            -
                                                                ----------------  ------------ ------------  -----------

            Net income per share - basic                                $   .21       $   .16      $   .30      $   .21
                                                                ----------------  ------------ ------------  -----------

     Diluted income per share:
        Continuing operations                                           $   .16       $   .07      $   .07      $   .14
        Discontinued operations                                             .05           .09          .03          .07
        Gain on sale of discontinued operations, net                          -             -          .20            -
                                                                ----------------  ------------ ------------  -----------

            Net income per share - diluted                              $   .21       $   .16      $   .30      $   .21
                                                                ----------------  ------------ ------------  -----------

National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent)
Statements  of  Financial  Condition                                Schedule I
--------------------------------------------------------------------------------


                                                                                           May 31,
                                                                           ----------------------------------------
                                                                                  2000                 1999
                                                                           -------------------  -------------------
Assets

Cash and cash equivalents                                                        $ 15,938,335         $    145,619
U.S. Treasury obligations, $753,709 and $5,971,505 held as collateral,             86,923,607            5,971,505
   respectively
Receivables                                                                           248,090            1,488,294
Notes receivable                                                                    1,608,025            1,028,481
Investment in securities, not readily marketable                                    4,399,350              400,000
Investment in, less net amounts due to,
   subsidiaries and affiliates                                                    198,365,711          107,057,296
Investment in discontinued operations                                                       -           17,946,870
Furniture, equipment and leasehold improvements, net                               17,998,922                5,938
Intangible asset, net                                                                       -              409,091
Subordinated notes receivable                                                       6,000,000           38,000,000
Income taxes receivable                                                             6,466,690                    -
Other assets                                                                          699,029            2,105,525
                                                                           -------------------  -------------------

     Total assets                                                                $338,647,759         $174,558,619
                                                                           -------------------  -------------------

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses (including income taxes
  payable in 1999)                                                               $ 21,236,190         $ 12,563,413
Subordinated note payable                                                                   -            5,000,000
Loan payable                                                                                -           15,000,000
                                                                           -------------------  -------------------

                                                                                   21,236,190           32,563,413
                                                                           -------------------  -------------------
Stockholders' equity
   Common stock                                                                       183,332              143,432
   Retained earnings and other equity                                             317,228,237          141,851,774
                                                                           -------------------  -------------------

                                                                                  317,411,569          141,995,206
                                                                           -------------------  -------------------

     Total liabilities and stockholders' equity                                  $338,647,759         $174,558,619
                                                                           -------------------  -------------------



The accompanying notes are an integral part of the condensed financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
Statements of Income and Comprehensive  Income                        Schedule I
--------------------------------------------------------------------------------



                                                                              Years Ended May 31,
                                                             -------------------------------------------------------
                                                                   2000               1999               1998
                                                             -----------------  -----------------  -----------------
Revenues
   Firm securities transactions, net                              $  647,350         $  974,433        $ 1,063,774
   Interest                                                        7,029,911                  -                  -
   Realized gain on securities available-for-sale                          -          2,290,318                  -
   Service fees paid by subsidiaries eliminated
     in consolidation                                                      -          4,140,000          4,233,345
   Other                                                              69,478              6,444                  -
                                                             -----------------  -----------------  -----------------

                                                                   7,746,739          7,411,195          5,297,119
                                                             -----------------  -----------------  -----------------

Expenses
   Compensation and benefits                                       3,213,869         11,858,572          4,016,895
   Interest                                                           87,655            382,828             35,033
   Other                                                           5,673,046          2,560,359          1,299,167
                                                             -----------------  -----------------  -----------------

                                                                   8,974,570         14,801,759          5,351,095
                                                             -----------------  -----------------  -----------------

Loss from continuing operations before equity in income of
   subsidiaries and income taxes                                  (1,227,831)        (7,390,564)           (53,976)

Equity in income of subsidiaries                                  34,311,049         22,835,661          8,837,016
                                                             -----------------  -----------------  -----------------

   Income from continuing operations
     before income taxes                                          33,083,218         15,445,097          8,783,040

Income tax benefit                                                (1,318,366)        (2,742,257)         (218,785)
                                                             -----------------  -----------------  -----------------

       Net income from continuing operations                      34,401,584         18,187,354          9,001,825

Income from discontinued operations, net of taxes                     38,683          2,818,105          3,663,155
Gain (loss) on sale of discontinued operations, net of taxes      19,018,010                  -           (727,116)
                                                             -----------------  -----------------  -----------------

       Net income                                                 53,458,277         21,005,459         11,937,864

Other comprehensive income (loss), net of taxes                            -         (1,359,800)         1,359,800
                                                             -----------------  -----------------  -----------------

       Comprehensive income                                      $53,458,277        $19,645,659        $13,297,664
                                                             -----------------  -----------------  -----------------


The accompanying notes are an integral part of the condensed financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
Statements of Cash Flows                                              Schedule I
--------------------------------------------------------------------------------

                                                                              Years Ended May 31,
                                                            ---------------------------------------------------------
                                                                   2000                1999               1998
                                                            -------------------  -----------------   ----------------
Cash flows from operating activities
   Net income from continuing operations                        $  34,401,584       $ 18,187,354        $ 9,001,825
   Net income from discontinued operations                         19,056,693          2,818,105          3,663,155
   Non-cash items included in net income:
     Net equity in gain of subsidiaries                           (34,311,049)       (22,835,661)        (8,837,016)
     Equity income in discontinued operations                               -         (3,568,584)        (5,852,353)
     Depreciation and amortization                                    387,514             42,079            144,494
     Gain on sale of investment securities
       available-for-sale                                                   -         (2,290,318)                 -
   Decrease (increase) in operating assets:
     Receivables                                                    1,240,204         12,629,490       (13,480,564)
     Income taxes receivable                                       (8,365,660)                  -                  -
     Other assets                                                   1,406,497         (1,659,252)           179,234
   (Decrease) increase in operating liabilities
     Accounts payable and accrued expenses                         10,714,352          8,972,534        (3,464,080)
   (Increase) decrease in operating assets due to sale of
      Equitrade:
         Investment in discontinued operations                     17,946,870                  -                  -
         Exchange membership                                          406,507                  -                  -
                                                            -------------------  -----------------   ----------------
         Net cash provided by (used in) operating
           activities                                              42,883,512         12,295,747        (18,645,305)
                                                            -------------------  -----------------   ----------------

Cash flows from investing activities
   Net purchases of U.S. Treasury obligations                     (80,952,102)          (747,623)           257,938
   Proceeds from sales of securities available-for sale                     -          2,290,318                  -
   Investment in discontinued operations                                    -           (602,803)          (444,068)
   Purchase of investment securities not readily marketable        (3,999,350)                 -                  -
   Distribution from partnerships                                           -                  -          4,362,952
   Loans made                                                      (1,660,000)          (900,000)                 -
   Principal collected on notes receivable                          1,080,456            440,229             45,465
   Return of capital from subsidiary                                        -                  -          3,538,554
   Purchase of furniture, equipment and
     leasehold improvements                                       (18,377,914)            (4,715)                 -
   Payment for purchase of identified intangible asset                       -          (450,000)                 -
   Additional capital contributed to subsidiaries                 (75,000,000)                 -                  -
   Issuance of subordinated notes receivable                                -        (22,000,000)                 -
   Principal collected on subordinated notes receivable            27,000,000                  -                  -
                                                            -------------------  -----------------   ----------------

         Net cash (used in) provided by
           investing activities                                 $(151,908,910)     $ (21,974,594)        $7,760,841
                                                            -------------------  -----------------   ----------------


National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
Statements of Cash Flows, continued                                   Schedule I
--------------------------------------------------------------------------------


                                                                               Years Ended May 31,
                                                              ------------------------------------------------------
                                                                    2000                1999              1998
                                                              ------------------  -----------------  ---------------
Cash flows from financing activities
   Proceeds from issuances of common stock                    $     121,603,950   $             -    $           -
   Sale of treasury stock                                                     -                 -       19,267,500
   Purchase of treasury stock                                                 -        (3,231,647)        (614,281)
   Proceeds from exercise of options                                    211,528           786,721                -
   Proceeds from loan payable                                                 -        15,000,000                -
   Repayment of loan payable                                        (15,000,000)                -                -
   Net receipts (disbursements) on intercompany
     borrowings                                                      18,002,636        (2,951,936)      (7,633,750)
                                                              ------------------  -----------------  ---------------

         Net cash provided by financing activities                  124,818,114         9,603,138       11,019,469
                                                              ------------------  -----------------  ---------------

Net increase (decrease) in cash                                      15,792,716           (75,709)         135,005

         Cash at beginning of year                                      145,619           221,328           86,323
                                                              ------------------  -----------------  ---------------

         Cash at end of year                                  $      15,938,335   $        145,619   $     221,328
                                                              ------------------  -----------------  ---------------



National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
Statements of Cash Flows, continued                                   Schedule I
--------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

    Income tax payments totaled $48,515,074, $14,420,322 and $6,287,938 during the years ended May 31, 2000, 1999 and 1998, respectively.

    Interest payments totaled $162,655, $307,828 and $35,033 during the years ended May 31, 2000, 1999 and 1998, respectively.

    Supplemental disclosures of non-cash investing and financing activities:

    During September 1997, NDB Group sold all of the stock of its subsidiary, Anvil Institutional Services, Inc., and received a note in the amount of $102,945, which was repaid in January 1999.

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

    During the year ended May 31, 2000, various employees of NDB Group exercised an aggregate of 13,708 options for the purchase of 13,708 shares of NDB Group's common stock with exercise prices ranging from $13.50 per share to $22.50 per share. In connection with the exercise of these options, NDB Group recorded an income tax benefit of $142,608.

National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
Statements of Cash Flows, continued                                   Schedule I
--------------------------------------------------------------------------------

    On November 30, 1999, NDB Group received a dividend from its subsidiary, Sherwood Securities Corp. (subsequently renamed NDB Capital Markets Corporation). In lieu of making the payment in cash, Sherwood Securities
    Corp. offset the then outstanding receivable balance it was owed by NDB Group, $51,985,840.




    During  February  2000,  NDB  Group   contributed   $320,000  as  additional
    paid-in-capital to its subsidiary, National Discount Brokers Corporation, in the form of 20,000 shares of a common stock position.



          The accompanying notes are an integral part of the condensed financial statements.

National Discount Brokers Group, Inc. and Subsidiaries
Condensed Financial Statements of the Registrant (Parent), continued
Notes to Condensed Financial Statements                               Schedule I
--------------------------------------------------------------------------------


    Registrant (Parent) Disclosures

    The  condensed  financial  statements  of the  registrant  should be read in
    conjunction  with  the  consolidated   financial  statements  and  notes  to
    consolidated financial statements which are included elsewhere herein.

    Investment  in,  less  net  amounts  due  to,  subsidiaries  and  affiliates represents NDB Group's investment in its subsidiary companies after deducting net amounts owed to several subsidiaries primarily related to the funding of NDB Group's cash flow needs by its operating subsidiaries. Income and losses of the subsidiaries are recognized using the equity method of accounting.

    During the year ended May 31, 1995, NDB Group entered into two subordination agreements with Equitrade. The first note had a stated interest rate of 0% and a maturity date of February 28, 2000. In connection with this agreement, NDB Group pledged U.S. Treasury securities with a market value in excess of $5,000,000. The second note had a stated interest rate of 8% and a maturity date of February 28, 2000. In connection with this agreement, NDB Group loaned Equitrade $5,000,000. On December 31, 1998, NDB Group entered into a subordination agreement with Equitrade. The note had a stated interest rate of 6% and a maturity date of December 31, 1999. In connection with this agreement, NDB Group loaned Equitrade $22,000,000. Concurrent with the sale of Equitrade on June 18, 1999, the aforementioned subordinated note agreements were cancelled.

    During the year ended May 31, 1997, NDB Group entered into two subordination agreements with NDB.com. The first note has a stated interest rate of broker call and matures on December 31, 2001. The second note also has a stated interest rate of broker call and matures on March 31, 2002. The weighted average broker call rate was 7.22% for the year ended May 31, 2000. In connection with each of these subordination agreements, NDB Group loaned NDB.com $3,000,000.

    No dividends were paid to NDB Group by its wholly owned subsidiaries for the years ended May 31, 2000, 1999 and 1998; however, NDBC did offset a receivable balance due from NDB Group in lieu of a dividend payment of $51,985,840.

    Subsequent Events

    On June 15, 2000, NDB Group consummated the sale of 3,000,000 shares of its common stock to DB U.S. Financial Markets Holding Corporation, an indirect subsidiary of Deutsche Bank AG ("DB") for $135,930,000 in gross proceeds pursuant to a Securities Purchase Agreement dated as of May 15, 2000. NDB Group and DB also entered into (1) a Stockholder Agreement providing for, among other things, the appointment of a representative of DB to NDB Group's board of directors, (2) an agreement regarding the providing of certain research materials prepared by DB or certain of its affiliates to customers of the Company in the United States and (3) an agreement with respect to the Company being a distributor of initial public offerings of equity securities in the United States if DB or one of its affiliates is an underwriter of the securities and the internet is a distribution channel. The Company and DB also executed term sheets for joint ventures between DB and the Company regarding the offering of online discount brokerage in Western Europe and the rest of the world other than Western Europe and the United States.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      August 15, 2000                NATIONAL DISCOUNT BROKERS GROUP, INC.
                                           By:  /s/  Arthur Kontos
                                           Arthur Kontos
                                           Chief Executive Officer

                                           By: /s/ Daniel Fishbane
                                           Daniel Fishbane
                                           Chief Financial Officer
                                           and Principal Accounting Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                               Title                     Date
/s/ James H. Lynch, Jr.                              Chairman of the Board              August 15, 2000
-----------------------
James H. Lynch, Jr.

/s/ Arthur Kontos                                    Director and Chief                 August 15, 2000
-----------------                                    Executive Officer
Arthur Kontos

/s/ Dennis V. Marino                                 Director                           August 15, 2000
--------------------
Dennis V. Marino

/s/ Thomas W. Neumann                                Director                           August 15, 2000
---------------------
Thomas W. Neumann

/s/ John P. Duffy                                    Director                           August 15, 2000
-----------------
John P. Duffy

/s/ Ralph N. Del Deo                                 Director                           August 15, 2000
--------------------
Ralph N. Del Deo

/s/ Charles Kirkland Kellogg                         Director                           August 15, 2000
----------------------------
Charles Kirkland Kellogg

/s/ Russell C. Horowitz                              Director                           August 15, 2000
-----------------------
Russell C. Horowitz

/s/ Kevin Parker                                     Director                           August 15, 2000
---------------------
Kevin Parker




                                  EXHIBIT INDEX

             Description of Document                                        SEC Exhibit Document
3.1          Restated Certificate of                              Incorporated by reference to Exhibit 3.1 to NDB
             Incorporation of NDB Group.                          Group's Registration Statement No. 33-12904 on
                                                                  Form S-1, effective May 29, 1987 (the "Initial
                                                                  Registration Statement").


3.2          Amendment to NDB Group's Restated Certificate of     Incorporated by reference to Exhibit 4.3 to NDB
             Incorporation.                                       Group's Registration Statement on Form S-8, file
                                                                  number 333-41819 filed on December 9, 1997 (the
                                                                  "December 1997 Form S-8").


3.3          Amendment to NDB Group's Restated Certificate of     Incorporated by reference to Exhibit A to NDB
             Incorporation, as amended.                           Group's Proxy Statement dated November 12, 1997.

3.4          Restated Certificate of Incorporation, as amended.   Incorporated by reference to Exhibit 3.3 to NDB
                                                                  Group's Form 10-Q for the quarter end November 30,
                                                                  1997 (the "November 1997 Form 10-Q").

3.5          By-Laws of NDB Group, as amended.                    Incorporated by reference to Exhibit 4.4 to NDB
                                                                  Group's Registration Statement on Form S-8, file
                                                                  number 333-41819 filed on December 9, 1997.

4.1          Registration Rights Agreement among NDB Group and    Incorporated by reference to Exhibit 10(a) to NDB
             stockholders  listed  therein dated as of June 15,   Group's Form 8-K dated June 15, 2000.
             2000.

4.2          Stockholder Agreement between NDB Group and          Incorporated by reference to Exhibit 10(a) to NDB
             Deutsche Bank AG dated as of June 15, 2000.          Group's Form 8-K dated June 15, 2000.

4.3          Common Stock Purchase Warrants of NDB Group in       Incorporated by reference to Exhibits 4(b) and
             favor of each of Vulcan Ventures Incorporated and    4(c) to NDB Group's Form 8-K dated February 5,
             Go2Net, Inc. dated February 5, 2000.                 2000.

4.4          Securities Purchase Agreement among NDB Group and    Incorporated by reference to Exhibit 99(a) to NDB
             Vulcan Ventures Incorporated and Go2Net, Inc.        Group's Form 8-K dated February 5, 2000.
             dated February 5, 2000.

10.1         Form of Option Agreement under NDB Group's 1995      Incorporated by reference to Exhibit 10.7 to NDB
             Stock Option Plan.                                   Group's Form 10-K for Fiscal Year ended May 31,
                                                                  1997.

10.2         Employment Agreement dated as of May 31, 1997 by     Incorporated by reference to Exhibit 10.9 to NDB
             and between Arthur Kontos and NDB Group.             Group's Form 10-K for Fiscal Year ended May 31,
                                                                  1997.


10.3         Waiver of Bonus by Arthur Kontos.                    Incorporated by reference to Exhibit 10.1 to NDB
                                                                  Group's   Form 10-Q for the quarter ended
                                                                  February 29, 1996.

10.4         Voting Trust Agreement between Arthur Kontos and     Incorporated by reference to Exhibit 10.7 to NDB
             Vicki Kontos dated May 11, 1993.                     Group's Form 10-K for Fiscal Year ended May 31,
                                                                  1994.

10.5         Exhibit 10.13 Sublease Agreement between Johnson &   Incorporated by reference to Exhibit 10.2 to NDB
             Higgins and Triak Services Corp.                     Group's Form 10-Q for the quarter ended February
                                                                  29, 1996.

10.6         Guaranty dated as of March 1, 1996 by and between    Incorporated by reference to Exhibit 10.14 to NDB
             Johnson & Higgins and NY Broad Holdings, Inc.        Group's Form 10-K for Fiscal Year ended May 31,
                                                                  1996.

10.7         Lease Agreement dated as of November 30, 1994        Incorporated by reference to Exhibit 10.2 to NDB
             between S.P.N.W. Management Associates Limited       Group's Form 10-Q for the quarter ended November
             Partnership and Sherwood Securities Corp.            30, 1994.

10.8         The Sherwood Group, Inc. 1996 CEO Bonus Plan.        Incorporated by reference to Exhibit A to NDB
                                                                  Group's Proxy Statement dated September 10, 1996.

10.9         Settlement Agreement.                                Incorporated by reference to Exhibit 10(a) to NDB
                                                                  Group's   Form 10-Q for the quarter ended February
                                                                  28, 1997.

10.10        Amended Settlement Agreement.                        Incorporated by reference to Exhibit 10.23 to NDB
                                                                  Group's   Form 10-K for Fiscal Year ended May 31,
                                                                  1997.

10.11        The Sherwood Group, Inc. 1995 Stock Option Plan,     Incorporated by reference to Exhibit 4.1 to NDB
             as amended.                                          Group's December 1997 Form S-8.

10.12        Stock Purchase Agreement dated as of February 13,    Incorporated by reference to Exhibit 10 to NDB
             1998 between MXNet, Inc., NDB Group and IPC          Group's Form 10-Q for the quarter ended February
             Information Systems, Inc.                            28, 1998.

10.13        Employment Agreement dated as of April 1, 1999       Incorporated by reference to Exhibit 10.3 to NDB
             between Frank E. Lawatsch, Jr. and NDB Group         Group's Form 10-Q for the quarter ended February
                                                                  28, 1999.

10.14        Change of Control Agreement dated as of April 1,     Incorporated by reference to Exhibit 10.4 to NDB
             1999 between Frank E. Lawatsch, Jr. and NDB Group    Group's From 10-Q for the quarter ended February
                                                                  28, 1999.

10.15        Amended and Restated Purchase Agreement dated as     Incorporated by reference to Exhibit 2 to NDB
             of June 11, 1999 among Spear, Leeds & Kellogg        Group's Form 8-K dated June 15, 1999.
             Specialists LLC, the Selling Members listed on the
             Signature Pages thereto and the Members'
             Representative relating to the purchase and sale
             of 100% of the Membership Interests in Equitrade
             Partners L.L.C. dated June 21, 1999 (with
             schedules and Exhibits which NDB Group agrees to
             provide to the staff of the Commission at its
             request)

10.16        Amended Lease at 90 Hudson Street, Jersey City,      Incorporated by reference to Exhibit 10 (a) to NDB
             New Jersey                                           Group's Form 8-K dated June 15, 1999.

10.17        National Discount Brokers Group, Inc. 1999 Stock     Incorporated by reference to Exhibit 10 (a) to NDB
             Option Plan                                          Group's Form 8-K dated May 1, 1999.

10.18        National Discount Brokers Group, Inc. 1999 Stock     Filed herewith.
             Option Plan, as amended and restated

10.19        Amendments to Lease at 10 Exchange Place Centre      Incorporated by reference to Exhibit 10.38 to NDB
                                                                  Group's Form 10-K for the fiscal year ended May
                                                                  31, 1999.

10.20        Securities Purchase Agreement between NDB Group      Incorporated by reference to Exhibit 10 (a) to NDB
             and DB U.S. Financial Markets Holding Corporation    Group's Form 8-K dated May 18, 2000.
             dated as of May 15, 2000.

10.21        Amendment to the National Discount Brokers Group,    Incorporated by reference to Exhibit 10 (a) to NDB
             Inc. 1999 Non-Qualified Stock Option Plan.           Group's Form 10-Q-A for the quarter ended February
                                                                  29, 2000.

10.22        Letter of NDB Group  exercising  its option under    Incorporated  by  reference to Exhibit 10 (b) to NDB
             the Employment  Agreement  dated as of May 31,       Group's  Form  10-Q-A  for the  quarter  ended February
             1997 by and between Arthur Kontos and NDB Group.     29, 2000.

10.23        Employment Agreement dated as of November 8, 1999    Incorporated by reference to Exhibit 10 (a) to NDB
             between Daniel Fishbane and NDB Group                Group's Form 10-Q for the quarter ended November
                                                                  30, 1999.

10.24        2000 National Discount Brokers Group, Inc.           Incorporated by reference to Exhibit A to NDB
             Compensation Plan.                                   Group's Proxy Statement dated September 9, 1999.


10.25        Schedule 2.1 to the Stockholder  Agreement between   Incorporated by reference to Exhibit 4 to NDB
             NDB Group and Deutsche  Bank AG dated as of          Group's Form 8-K dated as of June 15, 2000.
             June 15, 2000.

10.26        Agreement between NDB Group and Deutsche Bank AG     Filed herewith.
             regarding initial public offerings dated as of
             June 15, 2000.

10.27        Securities Research Agreement between National       Filed herewith.
             Discount Brokers Corporation and Deutsche Bank AG
             dated as of June 15, 2000.

10.28        European  Joint Venture Term Sheet between NDB       Filed herewith
             Group and Deutsche Bank AG dated as of June
             15, 2000.

10.29        Worldwide Joint Venture Term Sheet between NDB       Filed herewith.
             Group and Deutsche Bank AG dated as of June 15,
             2000.

10.30        Waiver of Bonus by Arthur Kontos                     Filed herewith.

10.31        Deferred Compensation Agreement between NDB Group    Filed herewith.
             and Thomas W. Neumann

11.          Statement re: computation of per share earnings.     Filed herewith.

16.          Letter from KPMG LLP                                 Filed herewith.

21.          Subsidiaries of NDB Group                            Filed herewith.

23.1         Consent of Independent Public Accountants.           Filed herewith.

23.2         Consent of Independent Public Accountant             Filed herewith.

27.          Financial Data Schedule.                             Filed herewith.

99.1         Form of  Indemnification  Agreement to be entered    Incorporated by reference to Exhibit 99.1 to
             into between NDB Group and each of certain of its    NDB Group's Form 8-K dated September 18, 1995.
             executive officers and directors.



                                                                   EXHIBIT 10.18


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

     (g)"Exchange Act" shall mean the Securities and Exchange Act of 1934, as amended.

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

     (i)The listing, or approval for listing upon notice of issuance, of such shares on the New York Stock Exchange;

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

                                                                   EXHIBIT 10.26

                                                                  CONFORMED COPY


                      NATIONAL DISCOUNT BROKERS GROUP, INC
                            10 Exchange Place Centre
                          Jersey City, New Jersey 07302




June 15, 2000



Deutsche Bank AG
Taunusanlage 12
60325 Frankfurt
Germany

Ladies and Gentlemen:

We are writing to memorialize our understanding concerning the involvement by National Discount Brokers Group, Inc. or any of its broker-dealer subsidiaries (collectively, "NDB") in underwritten offerings of common stock for which you or any of your Affiliates (collectively, "DB") shall serve as book-running or a joint book-running managing underwriter. Any capitalized term used but not otherwise defined in this letter agreement (this "Letter Agreement") shall have the meaning set forth in the Stockholder Agreement, dated as of the date hereof, between NDB and DB (collectively, the "Parties"). It is an express condition to the consummation of the Securities Purchase Agreement that the Parties enter into this Letter Agreement and the transactions contemplated hereby.

1. Participation in Qualified Offerings. (a) If DB (the "Managing Affiliate") is the book-running or a joint book-running managing underwriter in an initial public offering of equity securities in the United States, and seeks to distribute in the United States through a U.S. On-Line Discount Broker all or any portion of such equity securities (a "Qualified Exclusive Offering"), then DB shall invite NDB (an "Invitation") to participate, subject to applicable law, in such Qualified Exclusive Offering as a member of the underwriting syndicate or the selling group, as determined by the Managing Affiliate in its sole discretion.

(b) For purposes of this Letter Agreement, "U.S. On-Line Discount Broker" means a securities brokerage firm that (i) is either located within or otherwise doing business in the United States; (ii) is duly licensed as a broker-dealer with the U.S. Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.; (iii) does not employ account executives or registered representatives who (A) are assigned to, and responsible for maintaining relationships with, customers for the purpose of providing advised brokerage and trade execution services (whether provided in person or electronically and whether general or trade-specific) or (B) are compensated with a portion of the commissions earned for any trade execution services performed for such customers; (iv) offers its customers the ability to execute securities trades directly through computerized on-line or other electronic or wireless execution systems, including, without limitation, the Internet and IVR, without the direct assistance or recommendation of any account executive or registered representative; and (v) generally charges its customers a lower cost for its services than is customarily charged in the relevant market for brokerage services by full service advised brokerage firms taking into account commission charges, account investment advisory fees and such other charges and fees and minimum balance requirements. The term "U.S. On-Line Discount Broker" shall include, without limitation, any entity listed on a schedule to be prepared from time to time by the Parties, as amended from time to time by mutual consent of the Parties. Such schedule shall not include DB Alex. Brown LLC or Deutsche Bank Securities, Inc. or any of their respective successors.

(c) The Managing Affiliate shall not allocate shares in any Qualified Exclusive Offering to any U.S. On-Line Discount Broker other than NDB; provided, that the foregoing limitation shall not apply to (i) any allocation by a joint book-running managing underwriter (other than the Managing Affiliate) for such Qualified Exclusive Offering to a U.S. On-Line Discount Broker other than NDB; and (ii) any allocation by the Managing Affiliate to (A) any U.S. On-Line Discount Broker that is an Affiliate of any co-managing underwriter (other than the Managing Affiliate); (B) any U.S. On-Line Discount Broker other than NDB, if the issuer so directs the Managing Affiliate; or (C) any broker-dealer other than a U.S.On-Line Discount Broker, including any such broker-dealer that uses computerized on-line or other electronic execution systems, without prejudice in each case specified in clauses (A), (B) and (C) above to NDB's right hereunder to participate in such Qualified Exclusive Offering.

(d) The Managing Affiliate shall, in good faith, consider inviting NDB to participate in any equity offering that has a retail component (other than a Qualified Exclusive Offering) where the Managing Affiliate is a book-running or joint book-running managing underwriter and seeks to distribute in the United States through a U.S. On-Line Discount Broker all or any portion of such equity securities (a "Qualified Good Faith Offering" and, collectively with a Qualified Exclusive Offering, a "Qualified Offering").

(e) Notwithstanding paragraph (a), (c) or (d) above, the Managing Affiliate shall not be obligated to extend an Invitation to NDB in the event the issuer objects to the inclusion of NDB in such offering. The Managing Affiliate shall notify NDB of such objection promptly.

(f) Each Invitation shall take the form of a terms telex customary in form and scope to similar communications used for the purpose of forming underwriting syndicates or selling groups (as the case may be) in similar offerings and shall be extended to NDB as and when extended to each other proposed members of the underwriting syndicate or selling group (as the case may be) in the related Qualified Offering.

(g) The Managing Affiliate shall circulate to NDB copies, in Adobe Acrobat (".pdf") or equivalent "read only" electronic format, of each preliminary prospectus, final prospectus and amendments or supplements thereto to be used in connection with each Qualified Offering in which NDB agrees to participate. Such documents shall be provided to NDB at such times as they are made available in written or electronic format to other members of the underwriting syndicate or selling group (as the case may be). Subject to the terms of any agreement among underwriters, underwriting agreement or selling group agreement applicable to such Qualified Offering, NDB shall have complete discretion concerning NDB customer accounts to which shares in the Qualified Offering are sold and the number of shares sold to a particular NDB account and not be required to divulge to the Managing Affiliate or any underwriting syndicate member information relating to any individual customer's participation in the Qualified Offering or any other proprietary customer or technological information; provided, however, that NDB shall promptly upon request by the Managing Affiliate provide such information with respect to NDB's participation in any Qualified Offering, including customer account information, to the extent (and only to the extent) as is necessary for purposes of complying with any law, regulation or request of the issuer or of any Governmental Entity, including for these purposes the NASD, the New York Stock Exchange, Inc. and any U.S. or foreign exchange on which any equity securities distributed as part of a Qualified Offering may be listed; provided, however, that any such request contemplated hereby shall be subject to any and all customary confidentiality agreements that may exist between NDB (or any of its Affiliates) and a customer of NDB (or any of its Affiliates) prior to the date of such request.

(h) This Letter Agreement shall not in any way restrict NDB from participating as an underwriter or selling group member in any offering regardless of whether DB is the book-running or a joint book-running managing underwriter or otherwise. Except as expressly required hereunder, DB shall not be prohibited from participating as an underwriter or selling group member in any offering in which NDB is neither an underwriter nor a selling group member.

2. Disclaimer. This Letter Agreement is being entered into in order to outline the Parties' working relationship for any Qualified Offering in general, and therefore does not evidence an obligation of the Parties to purchase, sell or underwrite securities for any particular issuer or offering. Neither NDB nor any of NDB's accounts has offered to purchase or has agreed to purchase any particular security in connection with this Letter Agreement. The Parties agree that, subject to the terms of this Letter Agreement and each Invitation, to the extent NDB accepts any such Invitation, NDB's obligation to underwrite securities and right to derive compensation in connection with any Qualified Offering shall be consistent with the terms applicable to the other underwriters or selling group members in such Qualified Offering as such terms are specified in the final prospectus and terms telex concerning the Qualified Offering and in the underwriting agreement, agreement among underwriters and selected dealers agreement applicable to such Qualified Offering.

3. Publicity. NDB and DB shall jointly advertise or market the arrangements relating to this Letter Agreement and their participation in a Qualified Offering. Notwithstanding the foregoing, the Parties understand and agree that DB's private presentation materials for its issuer clients do not require pre-clearance from NDB, except as they pertain to NDB. DB and NDB agree not to disclose this Letter Agreement in any manner and further agree not to make copies available to any third party without the prior written consent of the other Party to this Letter Agreement, except as required by law. In the event that either Party is requested pursuant to, or required by, applicable law or regulation or by legal process to disclose this Letter Agreement it shall promptly inform the other Party of such request or requirement in order to enable the Parties jointly to seek an appropriate protective order or other remedy, or to resist or narrow the scope of such request or legal process. In any such event, each Party agrees to use its reasonable best efforts to obtain from the Party to whom disclosure is made written assurances that this Letter Agreement will be accorded confidential treatment.

4. Termination. (a) Either Party may terminate this Letter Agreement by written notice to the other Party (i) upon the occurrence of a For Cause Termination Event with respect to the other Party; or (ii) upon the giving of a notice of termination, by any party, of any of the other Joint Venture Agreements delivered not less than 30 days prior to the effective date of termination set forth in such notice; provided that the rights and obligations set forth in Sections 2, 3 and 4 shall survive termination of this Agreement; and provided further, that no such termination shall relieve NDB or DB of liability it may have incurred hereunder prior to such termination. Except as otherwise provided in this Letter Agreement, upon termination or expiration of this Letter Agreement for any reason, all rights of NDB hereunder shall terminate and NDB shall delete or destroy any and all materials, as contemplated by Paragraph 1(g) above, in NDB's possession, custody or control and provide written confirmation of such deletion or destruction to DB within 30 days of such termination or expiration and NDB shall not use such material for any purpose. The rights of each Party under this Section 4 are without prejudice to any other rights of the parties pursuant to this Letter Agreement or otherwise and shall not be affected by any dispute between the parties with respect to this Letter Agreement or any other matter.

(b) For purposes of this Letter Agreement, "For Cause Termination Event" means, with respect to any Party, (i) a material breach by such Party or any of its Affiliates of any covenant contained in this Agreement, which breach shall not have been cured within 90 days following delivery of a notice in writing to the breaching party that specifies in detail the matter constituting such breach and such action as may be reasonably required to effect its cure; (ii) an Insolvency Event of the non-terminating Party; and (iii) a Change in Control of the non-terminating Party.

(c) For purposes of this Letter Agreement, "Insolvency Event" means with respect to any Person, any of the following: (i) such Person is dissolved, (ii) an order for relief against such Person is entered, if in the United States, under Chapter 11 of the federal bankruptcy law or, if not in the United States, under any applicable statute providing generally for relief comparable to that provided by the United States federal bankruptcy law ("Foreign Bankruptcy Law"),
(iii) such Person makes a general assignment for the benefit of creditors or other marshaling of assets and liabilities of such Person, (iv) such Person files a voluntary petition under the federal bankruptcy law or Foreign Bankruptcy Law, (v) such Person files a petition or answer seeking for such Person any reorganization, arrangement, composition, readjustment, liquidation, dissolution, other winding up or similar relief under any statute, law, or regulation, whether or not involving insolvency or bankruptcy, (vi) such Person files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against such Person in any proceeding of this nature, (vii) such Person seeks, consents to, or acquiesces in the appointment of a trustee, receiver or liquidator of such Person or of all or any substantial part of such Person's assets and properties, (viii) within 60 days after the commencement of any proceeding against such Person seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution, other winding up or similar relief under any statute, law or regulation, whether or not involving insolvency or bankruptcy, such proceeding has not been dismissed or
(ix) within 60 days after the appointment without such Person's consent or acquiescence of a trustee, receiver or liquidator of such Person or of all or any substantial part of such Person's properties, such appointment is not vacated or stayed, or within 60 days after the expiration of any such stay, the appointment is not vacated.

     5. Assignment. Neither Party shall assign this Letter Agreement without the other Party's prior written consent, which consent may be withheld in the other Party's sole discretion. Any purported assignment in violation of this Paragraph 5 shall be null and void.

     6. Miscellaneous. (a) The notice provisions of the Securities Purchase Agreement shall apply to this Letter Agreement.

(b) Nothing contained herein shall make the Parties partners or render any of them liable to make payments not expressly identified or referred to in this Letter Agreement.

(c) The Parties hereby agree that this Letter Agreement, and the respective rights, duties and obligations of the parties hereunder, shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to principles of conflicts of laws thereunder.

(d) If any provision of this Letter Agreement is held invalid or otherwise unenforceable, the enforceability of the remaining provisions shall not be impaired thereby.

(e) The failure by any Party to exercise any right provided for herein shall not be deemed a waiver of any right hereunder.

(f) Each Party agrees to bear its own expenses in connection with this Letter Agreement and the transactions contemplated hereby.

(g) This Letter Agreement sets forth the entire understanding of the Parties as to its subject matter and may not be modified except in a writing executed by both Parties. In particular, this Letter Agreement supersedes the letter of intent, dated March 27, 2000, between NDB and Deutsche Bank Americas Holding Corporation, with respect to the subject matter hereof, among other matters.

(h) No waiver by either Party of a breach of any provision of this Letter Agreement by the other Party shall operate or be construed as a waiver of any subsequent breach.

(i) This Letter Agreement and any exhibit hereto may be executed in multiple counterparts, each of which shall constitute an original but all of which shall constitute but one and the same instrument. One or more counterparts of this Letter Agreement or any exhibit hereto may be delivered via telecopier, with the intention that they shall have the same effect as an original counterpart hereof.

Sincerely,

National Discount Brokers Group, Inc.


By:  /s/ Arthur Kontos
Name:    Arthur Kontos
Title:   President and Chief Executive Officer


Agreed and acknowledged as of the date set forth above:

Deutsche Bank AG


By: /s/ Thomas A. Curtis
Name:   Thomas A. Curtis
Title:  Attorney-In-Fact

                                                                   EXHIBIT 10.27

                                                                  CONFORMED COPY


                          SECURITIES RESEARCH AGREEMENT


         National Discount Brokers Corporation, a New York corporation (the "Company") and Deutsche Bank AG ("DB" and together with the Company, the "Parties") enter into this Agreement as of the June 15, 2000 to memorialize the Parties' understanding concerning the Company's license to the Research Material. Any capitalized term used herein without definition shall have the meaning assigned to such term in the Stockholder Agreement.

                               W I T N E S S E T H

     WHEREAS, DB U.S. Financial Markets Holding Corporation and National Discount Brokers Group, Inc. ("NDBG") have entered into the Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of May 15, 2000; and

     WHEREAS, it is an express condition to the purchase and sale of Common Stock of NDBG thereunder that the Parties enter into this Agreement and the strategic relationship contemplated hereby;

     NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and for other good and valuable consideration, and agreements herein contained, the Parties hereto covenant and agree as follows:

Section 1.   DEFINITIONS.

         As used in this Agreement, the following terms shall have the respective meanings assigned to them below:

(a) "Agreement" means this Agreement, together with all Exhibits and Schedules hereto, as the same may be amended from time to time. References in this Agreement to "herein," "hereunder" and words of similar import shall be references to this Agreement, together with all Exhibits and Schedules, as the same may be amended from time to time.

(b) "Click Agreement" means an electronic agreement between the Company and a user, in a form to be agreed between the Parties, as may be amended from time to time by the mutual agreement of the Parties, that is designed to be executed by such user by selecting a button or other similar user-prompt.

(c) "Click Agreement Page" means a Page on the NDB Sites on which the Click Agreement appears, which shall be designed in accordance with Section 2(f).

(d) "DB IP Rights" means DB's and its Affiliates' (including any DB Research Affiliate's) Intellectual Property Rights in and to the Research Material and DB Marks, whether owned or licensed by DB or its Affiliates.

(e) "DB Marks" means any of DB's or its Affiliates' (including any DB Research Affiliate's) trademarks, trade names, service marks, logos and other designations of origin included on or associated with Research Material.

(f) "DB Research Affiliate" means any Affiliate of DB that produces the Research Material licensed hereunder to the Company.

(g) "DBSI" means Deutsche Bank Securities, Inc., a broker-dealer registered with the Securities and Exchange Commission and a member of the New York Stock Exchange and the National Association of Securities Dealers, or any of its successors hereunder.

(h) "Delivery Provider" means any Person identified in accordance with Section 4(c)(ii) hereof.

(i)  "Distribute"  means  to  reproduce,   make  available,   provide,  display,
     transmit, promote or otherwise distribute through a secure Internet website, or wireless, cable or other electronic means of communication.

(j) "Frame" means, with respect to a Page, the simultaneous display of such Page within an Internet browser or other similar application with one or more other Pages (or portion thereof) set off by a constant visible border or frame.

(k) "GCI" means the Global Corporates & Institutions Division of DB (or any successor division or entity), which prepares substantially all of the equity research distributed to retail customers of DB and its Affiliates.

(l) "Inline" (or "Inlining") means, with respect to a Page, the simultaneous display of such Page within an Internet browser or other similar application with one or more other Pages (or portion thereof) without a constant visible border or frame.

(m) "Intellectual Property Rights" means all intellectual property and similar proprietary rights in any jurisdiction, including all such rights in and to
     (i) original works of authorship, copyrights and moral rights; (ii) issued patents, patent applications, divisions, continuations and continuations-in-part, reissues, patents of additions, utility models, inventors' certificates and invention disclosures; (iii) trademarks, service marks, brand names, certification marks, trade dress, assumed names, trade names and other indications of origin; (iv) confidential and proprietary know-how and trade secrets; and (v) computer software or hardware, whether or not copyrightable, including all source code, object code, programs, applications, tables, models, databases, repositories, specifications and documentation, including in the case of each of the foregoing property and rights, all goodwill associated therewith and all registrations thereof, and applications to register, such property or rights.

(n) "Knowledge" shall mean the actual knowledge of any member of the Board of Managing Directors or any executive officer of DB after due inquiry and an investigation of the books and records of DB and DBSI.

(o) "Legends" means copyright and other proprietary notices, disclaimers, credit-lines, date-lines and other legends that (i) are placed by DB or a DB Research Affiliate on the Research Material; or (ii) which the Company is required or permitted to place on the Research Material or in close proximity thereto under this Agreement or applicable law.

(p) "Licensed DB Page" means a Page on which any Research Material or portion thereof (including the title thereof) is displayed in accordance with this Agreement.

(q) "Login Page" means an interactive Page on the NDB Sites that (i) prompts a user to provide (A) a unique user identification name or number and (B) a secure password; and (ii) when such information is validly and properly entered, permits such user to access a Licensed DB Page.

(r) "NDB Group" means NDBG and any Person of which NDBG owns a majority of the outstanding voting securities and all majority owned subsidiaries and all of their respective employees, officers, directors and agents.

(s) "NDB Research Recipients" means all Persons that maintain retail brokerage accounts in the United States with the Company.

(t) "NDB Site" means any of (i) the Company's website at "ndb.com" (or any successor website); or (ii) any other Internet website, or wireless, cable or other electronic means of communication, owned, operated or controlled by the Company, as selected or developed by the Company in its sole discretion from time to time.

(u) "Page" means a single computer terminal display page of an Internet website.

(v) "Representative" means, as to any Person, such Person's Affiliates and its and their directors, officers, employees, agents, advisors (including, without limitation, financial advisors, counsel and accountants) and controlling Persons.

(w) "Research Material" means all of the following materials created, generated, compiled or otherwise developed by GCI for general distribution to retail customers in the United States that are required to be reviewed by a supervisory analyst under New York Stock Exchange Rule 472: (i) all narrative, statistical, analytical, illustrative and other data concerning issuer, industry and market analyses, commentary and recommendations (daily, weekly and monthly, as the case may be) contained in AM/PM daily calls (video and audio), call summaries, brief intraday research bulletins relating to equity securities and industry/company reports, and (ii) all updates, supplements, amendments, analyses and statistical information related to the matter referred to in clause (i) above. Research Material also includes all DB Marks appearing on the information, reports and other materials described in the preceding sentence.

(x) "Transaction Documents" means the Securities Purchase Agreement, the definitive agreement with respect to the U.S. Underwriting Agreement, this Agreement and any other agreements, instruments and documents that may be entered into between the Parties or their Affiliates relating to the European Joint Venture and the Worldwide Joint Venture.

(y) "U.S. On-Line Discount Broker" means a securities brokerage firm that (i) is either located within or otherwise doing business in the United States;
     (ii) is duly licensed as a broker-dealer with the U.S. Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.; (iii) does not employ account executives or registered representatives who (A) are assigned to, and responsible for maintaining relationships with, customers for the purpose of providing advised brokerage and trade execution services (whether provided in person or electronically and whether general or trade-specific) or (B) are compensated with a portion of the commissions earned for any trade execution services performed for such customers; (iv) offers its customers the ability to execute securities trades directly through computerized on-line or other electronic or wireless execution systems, including, without limitation, the Internet and IVR, without the direct assistance or recommendation of any account executive or registered representative; and
     (v) generally charges its customers a lower cost for its services than is customarily charged in the relevant market for brokerage services by full service advised brokerage firms taking into account commission charges, account investment advisory fees and such other charges and fees and minimum balance requirements. The term "U.S. On-Line Discount Broker" shall include, without limitation, any entity listed on a schedule to be prepared from time to time by the Parties, as amended from time to time by mutual consent of the Parties. Such schedule shall not include DB Alex. Brown LLC or DBSI or any of their respective successors.

Section 2.  LICENSE TO THE RESEARCH MATERIAL.

(a) DB hereby grants and will ensure that each DB Research Affiliate grants to the Company, during the term of this Agreement without charge, a non-exclusive (except as expressly provided in this Agreement), non-transferable, non-sublicenseable, royalty-free license to Distribute the Research Material to the NDB Research Recipients through any NDB Site, subject to the terms set forth in this Agreement.

(b) In the event that DB Distributes any of the Research Material to third parties in the United States without restriction, DB hereby consents to the Company Distributing such Research Material on any NDB Site, without restriction.

(c) DB hereby grants and will ensure that each DB Research Affiliate grants to the Company the right to include certain references to the Research Material on the Company's promotional material, all NDB Sites and any other media which the Company or NDBG may use from time to time in its business and the right to use the DB Marks solely in connection with such references; provided, however, that (i) DB shall have a reasonable opportunity to review any such references and use of the DB Marks prior to publication; and (ii) the Company shall promptly make any changes to such references and use of the DB Marks as may be reasonably requested by DB. DB agrees to conduct any such review in a prompt manner.

(d) Except as expressly set forth in this Agreement, the Company shall have no other right to use, copy, display or redistribute in any form the Research Materials, in whole or in part, without the prior written consent of DB.

(e) The Company shall design, operate and maintain the NDB Sites such that (i) the Research Material or any portion thereof (including the title thereof) is displayed exclusively on a Licensed DB Page; (ii) each Licensed DB Page may be accessed only by an NDB Research Recipient, and only after successfully processing a Login Page by entering (A) a valid user identification name or number; and (B) a valid password; (iii) no Person may identify and/or gain access to any Licensed DB Page through the use of any Internet search engine, a hypertext link on a website other than the NDB Sites, or any similar means; and (iv) the Company shall have the ability to terminate any NDB Research Recipient's access to the Licensed DB Reports if such NDB Research Recipient has acted in a manner that is detrimental to DB's rights in the Research Materials and/or upon receipt of a notice from DB pursuant to Section 8(c) hereof.

(f) The Company shall design each NDB Site such that, as a condition to access by any NDB Research Recipient to Research Material, such NDB Research Recipient must access a Click Agreement Page and execute a Click Agreement. The Click Agreement Page shall be designed such that (i) the entire text of the Click Agreement appears on a single Page, in an internal scrollable window or otherwise; (ii) the button or similar user prompt by which the user executes the Click Agreement contains the text "I Agree" and is located immediately proximate to the bottom of the text of the Click Agreement; and (iii) the title(s) of the Research Material(s) that the NDB Research Recipient has requested appear(s) immediately below or is otherwise connected to the Click Agreement such that it is apparent to the Research Recipient that the provisions of the Click Agreement relate to such Research Material(s).

(g) Except as expressly provided herein, the Company shall display the Research Material on the Licensed DB Pages verbatim as received and shall not edit, modify or use any portion of Research Material to create any translation, summary, abstract, adaptation or other derivative works from the Research Material in any way, or make any additions thereto or deletions therefrom; provided, however, that the Company shall be permitted to modify the layout of Research Material to the extent necessary to comply with any requirement of any Governmental Entity. The Company shall not (i) sell, lease, assign, sublicense or otherwise transfer or provide the Research Material (or any part thereof or rights therein), directly or indirectly, to any Person or permit any Person, directly or indirectly, to use, view, copy, download, Distribute or otherwise have access to the Research Material, except as otherwise permitted herein; or (ii) copy or reproduce the Research Material in whole or in part in any form or medium, except as required in connection with the Company's permitted use of the Research Material as provided herein.

(h) In no event shall the Company display any Research Material received more than twenty-four (24) hours earlier under any heading labeled "New", "Today's News", "Current", or under any other heading of similar significance.

(i) The Company shall display each Research Material on the Licensed DB Pages only for so long as DB permits third parties in the United States to Distribute such Research Material. After such period, upon notice from DB the Company shall promptly remove each such Research Material from the Licensed DB Pages.

(j) DB or the applicable DB Research Affiliate shall at all times retain exclusive and complete editorial control over the Research Materials with respect to both form and content, and the Company shall comply with all of DB's editorial instructions respecting the Research Material. Without limiting the foregoing, in the event that DB or any DB Research Affiliate issues and transmits to the Company any retraction, correction or alteration of any Research Material, the Company shall promptly display such retraction, correction or alteration on the Licensed DB Pages in such manner as DB or such DB Research Affiliate shall reasonably request. DB also reserves the right, upon written notice to the Company, to require the Company to remove immediately any Research Material or a category of Research Material from the NDB Sites to the extent that DB or any DB Research Affiliate takes comparable steps, in comparable circumstances, to cease Distributing or making such Research Material available generally.

(k)  Display of Research Materials

 (i) Format. The Company shall post the Research Materials on the NDB Sites exclusively (A) in Adobe Acrobat (".pdf") format; (B) upon the prior written consent of DB, which shall not be unreasonably withheld, in another equivalent "read-only" format; or (C) upon the prior written consent of DB, which shall be at DB's sole discretion, in any other format in which DB is at that time displaying the Research Material in comparable circumstances.

 (ii)Inlining Prohibited. The Company shall not Inline, but may Frame, any Research Materials. If the Company becomes aware that a third party is Inlining or Framing the Research Material, the Company will cooperate with DB to cause such third party to cease and desist from such Inlining or Framing.

(iii)Co-Branding Confusion. The Company shall not display any third party's name, logo, trademark, service mark or other identifier on an NDB Site (including, without limitation, by Framing) in such way as to give a viewer the impression that such third party is a publisher, distributor, author, owner or sponsor of the Research Materials or an Affiliate of DB, including any DB Research Affiliate.

(iv) Content. The Company shall not, without DB's prior written consent, Frame any Research Material with, or display with any Research Material or on any Licensed DB Page, any NDB or third party content, including, without limitation, news, research, analytics and commentary.

(v) Advertising. The Company shall not display any advertising on any Licensed DB Page that falsely implies that the advertiser is a publisher, distributor, author, owner or sponsor of the Research Material or an Affiliate of DB, including any DB Research Affiliate. DB also reserves the right, in the exercise of its reasonable discretion and upon written notice to the Company (setting forth in reasonable detail the reasons for such requirement), to require the Company to remove immediately any advertising from the Licensed DB Pages. In exercising its reasonable discretion, DB may take into consideration, among other factors, its determination regarding legal and compliance risks, reputational concerns and the Company's compliance with the provisions of this Agreement. The Company shall promptly give DB written notice confirming any such removal.

(vi) Legends.

                           (A) The Company shall display and shall not remove or conceal any Legend affixed by DB or any DB Research Affiliate to the Research Materials. To the extent not already present, the Company shall insert on each Licensed DB Page that contains Research Material or any portion thereof and in close proximity to such Research Materials or portion thereof the following Legend:

                                    Copyright (Year) [Deutsche Bank]. All Rights
                                    Reserved. "[DEUTSCHE BANK]" is a service mark of [Deutsche Bank].

                           (B) In connection with any Research Material prepared by a Person relying on the exemption from broker-dealer registration afforded by Rule 15a-6 of the Exchange Act, including the so-called "Research Interpretation" described in Exchange Act Release No. 27017 (July 11,
                                    1989),  43 SEC Docket 2079,  (A) DBSI
                                    shall be the U.S. broker-dealer accepting responsibility for the content of such Research Material; and (B) such Research Material shall contain a Legend to such effect to the extent required by Rule 15a-6 and the Research Interpretation.

                           (C) The Company shall add such additional Legends relating to the Research Materials to the Licensed DB Pages as (I) may be required by applicable law; (II) as it may deem necessary or appropriate in its reasonable discretion, provided that the Company shall give DB timely prior notice of any such additional Legends and reasonable opportunity to comment thereon; and (III) DB shall require from time to time in its reasonable discretion, upon prior written notice to the Company.

Section 3.  DELIVERY AND ARCHIVAL RESPONSIBILITIES.

(a) Throughout the term of this Agreement, DB shall, without charge, deliver the Research Material to the Company or a Delivery Provider in the format described in Section 2(k)(i) above, or in such format as the Parties may agree, concurrently with the time DB first makes the Research Material available (i) publicly, (ii) to retail customers in the United States (including through First Call Corporation, Multex Systems, Inc. or a similar third party), or (iii) to any DB customer; provided that (x) the delivery by DB of the Research Material outside of the United States or to institutional customers, whether in the United States or otherwise, shall not give rise to any obligation to deliver such Research Material to the Company under this Section 3(a); (y) any delivery to the Company shall be subject to any embargo specified by DB in its sole discretion in connection with its publication, dissemination or distribution of the Research Material generally; and (z) DB shall not be required to deliver Research Material if it would cause DB to violate any Law, rule or regulation of any Governmental Entity.

(b) DB, for the benefit of and upon request by the Company, shall, without charge: (i) provide access to the Research Material archived for the three years immediately preceding the date of such request but in no event prior to January 1, 2000; and; (ii) promptly, upon such request, deliver to the Company or Delivery Provider such archived material in such format as contemplated by Section 2(k)(i) and (iii) maintain and make available, promptly on request, a copy of each item of such archived material and any other Research Material made available to the Company hereunder for a period of three years following termination of this Agreement (in such format as contemplated by section 2(k)(i)) for use by the Company exclusively to satisfy any recordkeeping or related requirements to which the Company may be subject under applicable Laws, orders, rules and regulations and not for purposes of commercial exploitation; provided, however, that after the termination of this Agreement, the Company may only request copies of Research Material that was produced prior to the termination of this Agreement and is maintained by DB pursuant to any recordkeeping or related requirements to which it is subject or otherwise.

(c) Nothing herein shall require DB or any DB Research Affiliate to create Research Material. Except as provided in this Agreement, DB and each DB Research Affiliate shall have no obligation to deliver Research Material to the Company or provide to the Company any additional information, materials, services or support pursuant to this Agreement. In the event that DB provides any additional information or materials to the Company, unless DB otherwise agrees in writing, DB's obligations respecting such additional information and materials shall be in accordance with its obligations hereunder respecting Research Material.

(d) Neither DB nor any DB Research Affiliate shall have any obligation to provide assistance or training to the Company with respect to the Distribution of the Research Material on the NDB Sites.

Section 4.  REPRESENTATIONS, WARRANTIES, COVENANTS AND AGREEMENTS.

(a)  DB hereby represents, warrants and covenants to the Company as follows:

(i) DB or one or more of the DB Research Affiliates, as the case may be, is the exclusive owner of the Research Material or otherwise has obtained all required third party consents or the right (including Intellectual Property Rights) to permit DB to grant to the Company the license to the Research Material and the DB IP Rights as set forth in this Agreement throughout the term of this Agreement. The use by the Company of the Research Material and the DB IP Rights owned by DB or the DB Research Affiliates, and to the Knowledge of DB the DB IP Rights licensed to DB or the DB Research Affiliates, in accordance with this Agreement will not breach, violate, infringe or constitute misappropriation of any Intellectual Property Rights of any other Person. DB's execution, delivery and performance of this Agreement does not and will not give rise to any rights of a Person, other than DB, to request, demand or claim a right to compensation or payment by the Company with respect to the Company's license of the Research Material and the DB IP Rights owned by DB or the DB Research Affiliates, and to the Knowledge of DB the DB IP Rights licensed to DB or the DB Research Affiliates, in conformity with this Agreement, and there is no actual or, to the knowledge of DB, threat of, demand, claim, investigation or other proceeding brought by any third party with respect to the Research Material and the DB IP Rights based on an alleged right to compensation or violation of any right or agreement involving DB or a DB Research Affiliate.

(ii) The Research Material will be prepared, reviewed, and Distributed by DB and/or DBSI pursuant to this Agreement in accordance with all applicable requirements, rules and regulations of the Securities and Exchange Commission, any stock exchange (including the New York Stock Exchange, Inc.) and any self-regulatory organization (including the National Association of Securities Dealers, Inc.) having jurisdiction.

(iii)DBSI is duly licensed as a broker-dealer and in good standing with the Securities and Exchange Commission and each of DB and/or DBSI is duly licensed as a broker-dealer or other regulated financial institution, as applicable, in any other jurisdiction where the conduct of its business requires such licensing, except where the failure to have such a license would not be reasonably likely to have a Material Adverse Effect on the business of DB and its Subsidiaries taken as a whole. DBSI is a member firm in good standing of the National Association of Securities Dealers, Inc. or the New York Stock Exchange, Inc., and the Securities Industry Protection Corporation. Each of DB and DBSI has all permits, licenses and authorizations required by applicable regulatory authorities or governmental entities to conduct the transactions contemplated by this Agreement.

(iv) DB is exempt from the registration requirements of Section 15(a)(1) and 15B(a)(1) of the Exchange Act because of the exemption pursuant to Rule 15a-6 under the Exchange Act and has complied with and performed its obligations in accordance with Rule 15a-6(a)(1)-(3) under the Exchange Act.

(v) Each DB Research Affiliate is either (A) duly licensed as a broker-dealer and in good standing with the Securities and Exchange Commission and a member firm in good standing of the National Association of Securities
     Dealers, Inc. or the New York Stock Exchange, Inc., and the Securities Industry Protection Corporation; or (B) with respect to the Distribution of Research Material, exempt from the registrations of Section 15(a)(1) and 15B(a)(1) of the Exchange Act because of the exemption pursuant to Rule 15a-6 under the Exchange Act and has complied with and performed its obligations in accordance with Rule 15a-6(a)(1)-(3) under the Exchange Act.

(vi) During the term of this Agreement, without the Company's prior consent, DB shall not directly Distribute the Research Material to any U.S. On-Line Discount Broker, other than the Company for purposes of reDistribution to retail investors in the United States. The foregoing shall not prohibit or restrict DB's existing agreements with First Call Corporation and Multex Systems, Inc.

(b) The Company hereby represents, warrants and covenants that (i) the Company takes full responsibility for any suitability obligations it may have in connection with making the Research Material available, and the Distribution of the Research Material, to individual NDB Research Recipients; (ii) Research Material will not be made available in a commingled format with research items prepared by any other broker-dealer; and (iii) it shall comply with all Laws, orders, rules and regulations applicable to its use of any of the Research Material, including, without limitation, any such Laws, orders, rules or regulations of any Governmental Entity (including for these purposes the NASD) having jurisdiction over the Company's business activities.

(c) Each of the Parties, except as otherwise contemplated by this Agreement, acknowledges and agrees that the Research Material may be made available on a secure basis to the Company and the NDB Research Recipients (i) through any NDB Site; or (ii) through a service provider or providers selected by the Company at any time during the term of this Agreement and subject to DB's consent, such consent not to be unreasonably withheld (a "Delivery Provider").

Section 5.   ADDITIONAL INTELLECTUAL PROPERTY RIGHTS.

(a) The Company hereby acknowledges and agrees that (i) as between DB and the Company, DB or each applicable DB Research Affiliate owns or has a license to all right, title and interest in and to the Research Material and DB IP Rights; (ii) as between DB and the Company, the Research Material and DB IP Rights, and the goodwill therein, constitute the valuable property of DB and each applicable DB Research Affiliate; and (iii) except as expressly provided herein, this Agreement transfers no title, ownership right or Intellectual Property Rights to the Company with respect to the Research Material or DB IP Rights. All rights with respect to the Research Material and DB IP Rights, whether now existing or hereafter arising, that are not expressly granted to the Company herein are reserved to DB and each applicable DB Research Affiliate. Any goodwill generated through the Company's use of the Research Material and DB IP Rights shall inure solely to the benefit of DB and each applicable DB Research Affiliate. The Company also covenants not to challenge DB's ownership of the Research Material and the DB IP Rights licensed hereunder in any form or manner.

(b) The Company, in connection with the licensed use of the DB Marks, shall maintain the quality control standards provided by DB to the Company in writing from time to time that DB maintains with respect to its use of the DB Marks generally.

(c) Except as expressly provided in this Agreement, the Company shall have no other rights with respect to any of the Research Material as a result of this Agreement.

(d) DB shall have the exclusive right to prosecute and maintain any registrations of any of the DB IP Rights and to defend any claim of infringement related thereto. The Company shall execute such documents and provide such reasonable cooperation to DB, at DB's expense, as DB may reasonably request in order to perfect, evidence, protect or secure such rights and to conduct such prosecution, registration or defense.

(e) The Company shall promptly notify DB of any threat, warning or notice in writing of any claim or action adverse to any of DB IP Rights that the Company may receive from time to time. In the event that an NDB Research Recipient engages in any activity that is adverse to the DB IP Rights, upon the reasonable request of DB, the Company shall cooperate with DB in taking action to protect DB's rights, including terminating such NDB Research Recipient's access to the Research Material on the NDB Sites.

(f) The Company shall take no action inconsistent with the acknowledgements, agreements and assignments set forth in this Section. In particular, the Company shall not at any time undertake to copyright or trademark (or apply for a copyright or trademark registration) or apply for a patent with respect to any of the Research Material or DB IP Rights or any portion thereof. The Company shall not at any time during the term of this Agreement or at any time after termination or expiration of this Agreement
     (i) use the Research Material or DB IP Rights in any way that may tend to impair the validity of DB's or any DB Research Affiliate's rights therein; or (ii) take any other action that could disparage, or jeopardize or impair DB's or any DB Research Affiliate's rights in, the Research Material or DB IP Rights (including the goodwill associated with the DB Marks) or their validity or enforceability.

Section 6.  CONFIDENTIALITY.

(a) The Company acknowledges that it may, during the term of this Agreement acquire information, other than the Research Material, which is proprietary or confidential to DB or its clients or customers or to a third party to whom DB has an obligation of confidentiality (collectively, the "DB Proprietary Information"). The DB Proprietary Information does not include information which (i) is or becomes generally available to the public other than as a result of a prohibited disclosure by the Company or the Company's Representatives; (ii) was available to the Company on a nonconfidential basis prior to its disclosure by DB or DB's Representatives; (iii) becomes available to the Company on a nonconfidential basis from a Person other than DB or DB's Representatives who is not otherwise bound by a confidentiality agreement with DB or any Representative of DB, or is otherwise not under an obligation to DB or any Representative of DB not to transmit the information to the Company; or (iv) is independently developed by the Company. Except as required by law, the Company agrees to hold and to cause its employees and agents to hold the DB Proprietary Information in strict confidence, and not to copy for use by Persons other than the Company, reproduce, sell, assign, license, market, transfer or otherwise dispose of the DB Proprietary Information or to give or disclose the DB Proprietary Information to third parties. In the event that the Company is requested pursuant to, or required by, applicable Law, regulation or legal process or is requested by any court, regulatory agency or any self-regulatory authority to disclose any DB Proprietary Information or any other information concerning DB, the Company agrees to provide DB with prompt notice of such request or requirement in order to enable DB to seek an appropriate protective order or other remedy, to consult with the Company with respect to DB taking steps to resist or narrow the scope of such request or legal process, or to waive compliance, in whole or in part, with the terms of this provision. In any such event, the Company will use its commercially reasonable efforts to obtain from the party to whom disclosure is made written assurances that all DB Proprietary Information and other information that is so disclosed will be accorded confidential treatment.

(b) DB acknowledges that it may, during the term of this Agreement acquire information which is proprietary or confidential to the Company or its clients or customers or to a third party to whom the Company has an obligation of confidentiality (collectively, the "Company Proprietary Information"). The Company Proprietary Information does not include information which (i) is or becomes generally available to the public other than as a result of a prohibited disclosure by DB or DB's Representatives;
     (ii) was available to DB on a nonconfidential basis prior to its disclosure by the Company or the Company's Representatives; (iii) becomes available to DB on a nonconfidential basis from a Person other than the Company or the Company's Representatives who is not otherwise bound by a confidentiality agreement with the Company or any Representative of the Company, or is otherwise not under an obligation to the Company or any Representative of the Company not to transmit the information to; or (iv) is independently developed by DB. Except as required by law, DB agrees to hold and to cause its employees and agents to hold the Company Proprietary Information in strict confidence, and not to copy for use by Persons other than DB, reproduce, sell, assign, license, market, transfer or otherwise dispose of the Company Proprietary Information or to give or disclose the Company Proprietary Information to third parties. In the event that DB is requested pursuant to, or required by, applicable Law, regulation or legal process or is requested by any court, regulatory agency or any self-regulatory authority to disclose any Company Proprietary Information or any other information concerning DB, DB agrees to provide the Company with prompt notice of such request or requirement in order to enable the Company to seek an appropriate protective order or other remedy, to consult with DB with respect to the Company taking steps to resist or narrow the scope of such request or legal process, or to waive compliance, in whole or in part, with the terms of this provision. In any such event, DB will use its commercially reasonable efforts to obtain from the party to whom disclosure is made written assurances that all Company Proprietary Information and other information that is so disclosed will be accorded confidential treatment.

Section 7.  PUBLICITY.

         DB acknowledges and agrees that the Company may Distribute the Research Material as contemplated by this Agreement. Each of the Parties agrees that the other shall be entitled to advertise and market the existence and the availability of the Research Material to the NDB Research Recipients and others, but not the terms of this Agreement; provided, however, that (a) each of the Parties shall have had reasonable opportunity to review any advertising or marketing materials prepared by the other Party prior to use of such advertisement or marketing initiative; and (b) each Party shall make any changes to such materials as may reasonably be requested by the other Party. DB and the Company agree not to disclose this Agreement in any manner nor make copies available to any third party without the prior written consent of the other Party hereto, except as required by law. In the event that either Party is requested pursuant to, or required by, applicable law or regulation or by legal process to disclose this Agreement it shall promptly inform the other Party of such request or requirement in order to enable the Parties to jointly seek an appropriate protective order or other remedy, or to resist or narrow the scope of such request or legal process. In any such event, each Party agrees to use its commercially reasonable efforts to obtain from the third party to whom disclosure is made written assurances that this Agreement will be accorded confidential treatment.

Section 8.  AUDIT RIGHTS; RECORD-KEEPING.

(a) DB shall have the right to conduct, from time to time, reasonable audits of the Company for the purpose of confirming the compliance of the Company with the terms of Section 2. To facilitate such audits, the Company shall, on DB's reasonable request, give DB free access during normal business hours to the NDB Sites, including to all Licensed DB Pages. In the event that DB reasonably determines that the Company has breached the terms of
     Section 2, in addition to the other rights granted to DB under this Agreement, DB shall have the right to reasonably limit the categories of the Research Materials provided to the Company, by providing written notice to the Company (setting forth in reasonable detail the reasons for such termination or limitation); provided, however, that, (i) the Company shall have a reasonable opportunity to cure any breach that was not intentional and that is capable of being cured, and (ii) upon request by the Company, DB shall in good faith discuss with the Company the reasons for such termination and, if possible, any alternatives thereto. In exercising its right to limit the license grant, DB may take into consideration, among other factors, its determination regarding legal and compliance risks, reputational concerns and the Company's compliance with the provisions of this Agreement.

(b) (i) The Company shall maintain a log of the total number of times the Licensed DB Pages are accessed by users of the NDB Sites. Upon DB's request, the Company shall provide a complete copy of such log to DB at no additional cost to DB.

                  (ii) The Company shall maintain a log of the names of all NDB Research Recipients as well as their user identification names or numbers and passwords.

(c) DB shall at all times have the right, in its reasonable business discretion to direct the Company to exclude any particular NDB Research Recipient from accessing the Research Materials. In exercising such right, DB may take into consideration factors affected by such NDB Research Recipient's access to the Research Materials, including legal and compliance risks, reputational concerns and such NDB Research Recipient's compliance with the provisions of the relevant Click Agreement. For purposes of this Section, "reputational concerns" means that the particular NDB Research Recipient's access to the Research Material would be reasonably likely to impugn or besmirch the reputation and value of DB and/or the DB Marks.

Section 9.  LIMITATION OF WARRANTIES AND LIABILITIES.

(a) EXCEPT AS OTHERWISE PROVIDED IN THIS AGREEMENT, THE RESEARCH MATERIAL IS PROVIDED TO THE COMPANY HEREUNDER STRICTLY ON AN "AS IS" BASIS, AND NO WARRANTIES, EXPRESS OR IMPLIED, REPRESENTATIONS OR PROMISES HAVE BEEN MADE OR ARE GIVEN BY DB OR ANY AFFILIATE OF DB TO THE COMPANY OR ANY OTHER PERSON (INCLUDING ANY NDB RESEARCH RECIPIENT) REGARDING THE ACCURACY, TIMELINESS ORIGINALITY, MERCHANTABILITY, SUITABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF THE RESEARCH MATERIAL OR ANY OTHER MATTER AND NO WARRANTY IS GIVEN THAT THE RESEARCH MATERIAL WILL CONFORM TO ANY DESCRIPTION THEREOF OR BE FREE OF DEFECTS.

(b) EXCEPT AS PROVIDED IN SECTION 13 HEREOF, IN NO EVENT SHALL EITHER PARTY, THEIR RESPECTIVE AFFILIATES OR THEIR RESPECTIVE REPRESENTATIVES HAVE ANY LIABILITY TO THE OTHER PARTY OR ANY OTHER PERSON (INCLUDING ANY NDB RESEARCH RECIPIENT) FOR ANY CONSEQUENTIAL, INCIDENTAL, PUNITIVE, EXEMPLARY OR SPECIAL DAMAGES (INCLUDING LOST PROFITS AND REVENUES) ARISING OUT OF OR IN ANY MANNER IN CONNECTION WITH THIS AGREEMENT, THE PERFORMANCE OR BREACH HEREOF, THE SUBJECT MATTER HEREOF OR THE PARTIES' OR ANY OTHER PERSON'S USE OF, OR INABILITY TO USE, THE RESEARCH MATERIAL REGARDLESS OF THE FORM OF ACTION (INCLUDING NEGLIGENCE OR STRICT LIABILITY) AND WHETHER OR NOT THE OTHER PARTY HAS BEEN ADVISED OF, OR OTHERWISE MIGHT HAVE ANTICIPATED THE POSSIBILITY OF, SUCH DAMAGES. SUBJECT TO SECTIONS 4(a) AND 13 HEREOF, BY USING THE RESEARCH MATERIAL, THE COMPANY AGREES TO ASSUME THE ENTIRE RISK OF SUCH USE.

Section 10.  DB'S PROPRIETARY NOTICES.

     DB shall have the right to require that the Research Material released and Distributed to the NDB Research Recipients or as otherwise contemplated by this Agreement bear the DB Marks inserted therein, and made a part thereof by DB or any DB Research Affiliate, as the case may be.

Section 11.  THE COMPANY AS A PRIVILEGED DB RESEARCH CUSTOMER.

         With regard to the Company's license of the Research Material under this Agreement and such third-party access to the Research Material as is permitted by this Agreement with respect to certain third parties other than the Company ("Permitted Purchasers"), DB agrees to treat the Company as a privileged customer with respect to the Distribution of the Research Material. DB represents that all of the indemnities provided to the Company hereunder are or will be comparable to or better than those provided by DB to Permitted Purchasers with respect to the Distribution of the Research Material. If, during the term of this Agreement, DB enters into an agreement with any Permitted Purchaser with respect to the Distribution of the Research Material with any indemnities more favorable to such Permitted Purchaser in the aggregate, then DB shall so notify the Company and promptly take all steps necessary to effect an appropriate amendment to this Agreement.

Section 12.  ASSIGNMENT.

         This Agreement may be assigned by either Party to an Affiliate, as part of the sale of its securities brokerage business or, in the case of DB, the sale of GCI, or pursuant to any merger, consolidation or other reorganization, without the other Party's consent, upon prior written notice to the other Party. Except as provided in the preceding sentence, neither Party shall assign this Agreement without the other Party's prior written consent, which consent shall not be unreasonably withheld. An assignee of either Party, if authorized hereunder, shall have all of the rights and obligations of the assigning Party set forth in this Agreement. Any purported assignment in violation of this
         Section 12 shall be null and void for all purposes.

Section 13.  INDEMNITY.

(a) DB hereby agrees to indemnify, defend and hold harmless the Company and each of its employees, officers, directors, agents and Affiliates (and each of their employees, officers, directors, agents and Affiliates) from and against any and all losses, claims, damages or liabilities (including without limitation reasonable legal fees and other expenses) (collectively, "Losses") arising out of or related to any claim, demand, action, suit or proceeding of any nature (collectively, a "Proceeding") asserted by any third party which, if true, would constitute (i) an infringement, breach, violation or misappropriation of any copyright, patent, trademark (or other indication of origin), know how or trade secret of such third party based on the use of the Research Material; (ii) libel related to the contents of the Research Material; and (iii) a breach, or alleged breach, of any representation or warranty set forth in Section 4(a)(ii), except to the extent any such Proceeding results from any gross negligence or willful misconduct on the part of the Company or any modification by the Company of the Research Material.

(b) The Company hereby agrees to indemnify, defend and hold harmless DB and each of its employees, officers, directors, agents and Affiliates (and each of their employees, officers, directors, agents and Affiliates) from and against any and all Losses arising out of or related to any Proceeding asserted by any third party based on (i) any inaccurate, untimely or incomplete transmission of Research Material caused by the Company or any Delivery Provider, and (ii) any use by the Company or any Delivery Provider of Research Material in a manner not authorized under this Agreement, except to the extent any such Proceeding results from a Loss subject to
     Section 13(a).

(c) In the event that a Proceeding is asserted or commenced against a Person for which such Person is entitled to indemnification under this Agreement, the indemnified Person ("Indemnified Party") shall give the indemnifying Person ("Indemnifying Party") prompt written notice of such Proceeding. The failure of the Indemnified Party to give such notice shall not relieve the Indemnifying Party of its obligations under this Section 13 except to the extent that the Indemnifying Party is actually and materially prejudiced by the failure to give such notice. In case any such Proceeding shall be brought against the Indemnified Party and it shall notify the Indemnifying Party thereof, the Indemnifying Party shall be entitled to participate in, and, to the extent that it shall wish, to assume the defense thereof, including appeals, with counsel reasonably satisfactory to the Indemnified Party, and after notice from the Indemnifying Party to the Indemnified Party of its election so to assume the defense thereof, the Indemnifying Party shall not be liable to such Indemnified Party for any legal or other expenses subsequently incurred by the Indemnified Party after the date such notice is given to the Indemnified Party in connection with the defense thereof. The Indemnified Party shall have the right, but not the obligation, to participate at its own cost and expense in such defense by counsel of its own choice. In the event that the Indemnifying Party and the Indemnified Party are named parties in or are subject to such Proceeding and either such party determines with the advice of counsel that there may be one or more legal defenses available to it that are different from or additional to those available to the other party or that a material conflict of interest between such parties may exist in respect of such Proceeding, the Indemnified Party may retain the defense of such Proceeding on its own behalf and in such case the Indemnifying Party shall be required to pay any legal or other expenses, including, without limitation, reasonable attorneys' fees and disbursements, incurred by the Indemnified Party in such defense. If the Indemnifying Party shall assume the defense of any such Proceeding, the Indemnified Party shall cooperate with it and the Indemnifying Party shall not, without the consent of the Indemnified Party consent, settle, compromise, consent to the entry of any judgment in or otherwise seek to terminate such Proceeding (whether or not any Indemnified Party is a party thereto) unless such settlement, compromise, consent or termination includes a release (i) of the Indemnified Party from any liabilities arising out of such Proceeding, (ii) which does not constitute an admission of wrongdoing by the Indemnified Party, (iii) which does not restrict in any manner the activities of the Indemnified Party and
     (iv) which if it provides for the payment of money such payment is satisfied in full by the Indemnifying Party. No Indemnified Party seeking indemnification, reimbursement or contribution under this Agreement will, without the Indemnifying Party's prior written consent, settle, compromise, consent to the entry of any judgment in or otherwise seek to terminate any Proceeding referred to in Paragraph (a) except as permitted in the following sentence. Provided the proper notice has been duly given, if the Indemnifying Party shall decide not to assume the defense of any Proceeding, the Indemnified Party may respond to, contest and defend against such Proceeding and make in good faith any compromise or settlement with respect thereto , subject to the Indemnifying Party's written consent in the event that the proposed compromise or settlement materially affects the Indemnifying Party, which consent shall not be unreasonably withheld or delayed, and recover any reasonable Losses incurred as a result of such response, contest or defense of such Proceeding or the settlement or compromise thereof from the Indemnifying Party.

(d) If the indemnification provided for in Section 13(a) is judicially determined to be unavailable to an Indemnified Party in respect of any Losses indemnified hereunder, in lieu of indemnifying such Indemnified Party hereunder, the Indemnifying Party shall contribute to the amount paid or payable by such Indemnified Party as a result of such Losses in such proportion as is appropriate to reflect the relative fault of the Indemnified Party and the Indemnifying Party, as well as any other relevant equitable considerations.

Section 14.  NOTICE.

         All notices required or permitted to be given by one Party to the other under this Agreement shall be sufficient if sent by e-mail, fax, overnight express delivery or certified mail, return receipt requested, to such Party at the address set forth below or to such other address as the Parties entitled to receive the notice has designated by notice hereunder to the other Party.

         If to DB, to:

                                    Deutsche Bank AG, New York Branch
                                    31 West 52nd Street
                                    New York, NY 10019
                                    Attention: General Counsel
                                    Tel. No.: (212) 469-8200

         If to the Company, to:

                                    National Discount Brokers Corporation
                                    90 Hudson Street
                                    Jersey City, NJ  07302
                                    Attention:  Executive Vice President &
                                    General Counsel
                                    Tel. No.:  201-209-7050
                                    Fax No.:  201-209-6914
                                    E-mail:  flawatsch@ndbgroup.com


Section 15.  TERMINATION.

(a) Either Party may terminate this Agreement in its sole discretion by providing written notice to the other Party (i) upon the occurrence of a For Cause Termination Event with respect to the other Party; or (ii) upon the giving of a notice of termination, by any party, of any of the other Joint Venture Agreements. Notwithstanding any termination effected pursuant to this Section 15, the rights and obligations set forth in Sections 5, 6, 7, 9, 11, 13, 14, 15, 16 and 17 shall survive any termination of this Agreement, and no such termination shall relieve any Party of liability it may have incurred hereunder prior to such termination.

(b) Upon termination or expiration of this Agreement for any reason, all rights of the Company with respect to the Research Material licensed hereunder shall terminate and the Company shall delete or destroy all Research Material in the Company's possession, custody or control and provide written confirmation of such deletion or destruction to DB within 30 days of such termination or expiration and the Company shall not use such Research Material for any purpose. The rights of each Party under this
     Section 15(b) are without prejudice to any other rights of the Parties pursuant to this Agreement and shall not be affected by any dispute between the Parties with respect to this Agreement or any other matter.

(c) For purposes of this Agreement, "For Cause Termination Event" means, with respect to any Party, (i) a material breach by such Party or any of its Affiliates of any covenant or warranty contained in this Agreement, which breach shall not have been cured within 90 days following delivery of a notice in writing by the non-breaching Party to the breaching Party that specifies in detail the matter constituting such breach and such action as may be reasonably required to effect its cure; (ii) an Insolvency Event of the non-terminating Party; and (iii) a Change in Control of the non-terminating Party.

Section 16.  REMEDIES.

         Each of the Parties acknowledges and agrees that the benefits to be obtained by the other Party from this Agreement are unique, and each Party acknowledges and agrees that the other Party shall be entitled to seek all available remedies in the event of any breach by it of any representation, warranty or agreement contained herein, including specific performance and/or injunctive remedies. In addition, in the event that any Party breaches any provision of this Agreement, the other Party may exercise all remedies available under this Agreement or applicable law.

Section 17.  MISCELLANEOUS.

(a) Nothing contained herein shall make the Parties partners or render any of them liable to make payments not expressly identified or referred to in this Agreement.

(b) The Parties hereby agree that this Agreement, and the respective rights, duties and obligations of the parties hereunder, shall be governed by and construed in accordance with the Laws of the State of New York, without giving effect to principles of conflicts of Laws thereunder. To the fullest extent permitted by applicable Law, each of the Parties hereby (i) irrevocably consents and agrees that any legal or equitable action or proceeding arising under or in connection with this Agreement shall be brought exclusively in the state and federal courts having jurisdiction in New York County, New York; and (ii) by execution and delivery of this Agreement, irrevocably submits to and accepts, with respect to any such action or proceeding, for itself and in respect of its properties and assets, for purposes of this Agreement, the jurisdiction of the aforesaid courts, and irrevocably waives any objection to venue in such courts.

(c) Each of the Parties hereby expressly waives its rights to a jury trial of any claim or cause of action based upon or arising out of this Agreement. Each of the Parties also waives any bond or surety of security upon such bond which might but for this waiver, be required of any Party. The scope of this waiver is intended to be all encompassing of any and all disputes that may be filed in any court and that relate to the subject matter of this Agreement, including, without limitation, contract claims, tort claims, breach of duty claims, and all other common law and statutory claims. The Parties further warrant and represent that each of them has reviewed this waiver with its legal counsel, and that each voluntarily waives its jury trial rights following consultation with legal counsel. This waiver is irrevocable and may only be modified by written amendment to this Agreement. In the event of litigation, this Agreement may be filed as a written consent to a trial (without a jury) by the court.

(d)  If  any   provision  of  this   Agreement  is  held  invalid  or  otherwise
     unenforceable, the enforceability of the remaining provisions shall not be impaired thereby.

(e) The failure by any party to exercise any right provided for herein shall not be deemed a waiver of any right hereunder.

(f) Each Party agrees to bear its own expenses in connection with this Agreement and the transactions contemplated hereby.

(g) This Agreement sets forth the entire understanding of the Parties as to its subject matter and may not be modified except in a writing executed by both Parties. In particular, this Agreement supersedes the letter of intent, dated March 27, 2000, between NDB and Deutsche Bank Americas Holding Corporation, with respect to the subject matter hereof, among other matters.

(h) No waiver by either Party of a breach of any provision of this Agreement by the other party shall operate or be construed as a waiver of any subsequent breach.

(i) Except with respect to any obligations to make payments when due, neither Party shall be liable to the other Party hereto for any failure or delay in the performance of its obligations under this Agreement to the extent such failure or delay is caused by a Force Majeure Event (as defined below), provided, however, that this Agreement may be terminated by the Party whose performance is not affected by the Force Majeure Event if the Force Majeure Event continues for a period of more than thirty (30) days. The Party whose performance is affected by a Force Majeure Event shall use reasonable efforts to: (i) avoid, remove, or minimize the impact of such event on its performance and other obligations; and (ii) recommence performance of its obligations at the required level as soon as possible. If either Party is, or anticipates it is likely to be, delayed or prevented from performing its obligations in connection with a Force Majeure Event, such Party shall promptly notify the other Party by telephone with confirmation in writing within two (2) business days after the inception of such delay. As used herein, the term "Force Majeure Event" refers to fire, flood, earthquake, the elements, other casualties, riot, civil disorder, rebellion, war, revolution, states of belligerency or acts of the public enemy, labor disputes, or any other cause beyond the reasonable control of the Party whose performance is delayed or otherwise affected by such event.

(j) This Agreement may be executed in multiple counterparts, each of which shall constitute an original but all of which shall constitute but one and the same instrument. One or more counterparts of this Agreement may be delivered via telecopier, with the intention that they shall have the same effect as an original counterpart hereof.

                  IN WITNESS WHEREOF, the Parties have executed this agreement on the date first set forth above.



                                        DEUTSCHE BANK AG
                                        By:  /s/ Thomas A. Curtis
                                             Name:  Thomas A. Curtis
                                             Title: Attorney-In-Fact




                                       NATIONAL DISCOUNT BROKERS CORPORATION
                                       By:  /s/ Dennis Marino
                                            Name:  Dennis Marino
                                            Title: Chairman

                                                                   EXHIBIT 10.28


                                                                  CONFORMED COPY
                         European Joint Venture ("EJV")

                           Summary of Principal Terms

         This memorandum dated as of June 15, 2000 between Deutsche Bank AG ("DB") and National Discount Brokers Group, Inc. ("NDB") (each, a "Party" and together, the "Parties") sets forth certain terms, conditions and understandings upon which the Parties intend to use their good faith efforts to negotiate and enter into definitive agreements and other related documents as set forth below. Such terms, conditions and understandings are not exhaustive and shall be supplemented in the definitive agreements by such other terms, conditions and understandings as are customary in joint venture and related transactions of the type contemplated and as shall be mutually agreed by the Parties. Terms used but not defined herein have the meanings assigned in the Stockholder Agreement between DB and NDB, dated as of the date hereof.

Object of the EJV:  Except as  indicated  below,  the EJV will be the  exclusive vehicle whereby DB's Global Corporates and Institutions Division as it is currently constituted or may be expanded and any successor division (together, "GCI"), on the one hand, and NDB and its controlled Affiliates, on the other hand, provide On-Line Discount Brokerage for Equity Securities to Retail Investors within the Territory. Each Party may, in its discretion, additionally offer for distribution through the EJV (i) On-Line Discount Brokerage for Other Products; and (ii) On-Line Incidental
     Services, in each case which the Party currently offers to, or may subsequently develop for, Retail Investors within the Territory, subject to regulatory requirements, prior commitments to third parties and internal strategic and resource allocation priorities, and on such terms as such Party and the EJV may mutually agree.

     NDB acknowledges that DB currently offers and may in the future offer On-Line Discount Brokerage for Equity Securities to Retail Investors in the Territory, outside of GCI, including without limitation through Brokerage 24, DBNet 24 and DB's branches in the Territory (collectively, the "Non-GCI On-Line Businesses"). DB may in the future centralize ownership of the various Non-GCI On-Line Businesses in one or more holding companies, but shall have no obligation to do so. If DB creates one or more such holding companies, it may, but shall not be obligated to, offer the EJV the opportunity to acquire an equity interest in one or more of such holding companies in exchange for the contribution of the EJV's business and assets to such holding company. The amount of such equity interest will be based on relative fair market values at the time of contribution.

On-Line Discount Brokerage:  The execution of securities trades for customers by an entity that (i) does not employ account executives or registered representatives who (A) are assigned to, and responsible for maintaining relationships with, customers for the purpose of providing advised brokerage and trade execution services (whether provided in person or electronically and whether general or trade-specific) or (B) are compensated with a portion of the commissions earned for any trade execution services performed for such customers, (ii) offers its customers the ability to execute securities trades directly through computerized on-line or other electronic or wireless execution systems, including, without limitation, the Internet and IVR, without the direct assistance or recommendation of any account executive or registered representative, and
     (iii) generally charges its customers a lower cost for its services than is customarily charged in the relevant market for brokerage services by brokerage firms or banks offering traditional advised brokerage taking into account commission charges, account investment advisory fees and such other charges and fees and minimum balance requirements. On-Line Discount Brokerage does not include the provision of On-Line Incidental Services.

On-Line  Incidental  Services:  On-line  services,  other than On-Line  Discount
     Brokerage, including without limitation the preparation and distribution of research or other commentary, the provision of private banking or commercial banking services, margin lending, custody, investment advisory management or supervisory services, including through financial or other models developed internally or by third parties, and customer message boards or discussion forums, in each case whether with respect to Equity Securities or Other Products.

Territory: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland,
     Ireland, Italy, Liechtenstein, Luxembourg, Monaco, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom (the "Territory").


Equity Securities:  Capital stock of European and U.S. issuers, including shares of exchange-listed, closed end mutual funds holding such capital stock, but not including options on or warrants to purchase equity securities of such issuers or securities exchangeable for or convertible into equity securities of such issuers.

OtherProducts: All securities and instruments, such as options, warrants, fixed income securities, convertibles, foreign exchange, commodity options and commodity futures, and other derivatives, other than Equity Securities.

Retail Investors: Natural persons, including without limitation any natural persons who are the primary beneficiaries of services organized by any institution primarily for their benefit (e.g, NDB's Netlink program).

Initial Business Plan: Prior to the closing of the EJV, the Parties will adopt an Initial Business Plan (the "Initial Business Plan") describing the EJV's projected funding needs and operations during the period through December 31, 2004.

LegalStructure: To be determined in consultation with tax and other counsel, but the structure shall, to the extent possible, permit treatment of the EJV as a partnership for U.S. tax purposes.

Ownership: The EJV will be conducted through a separate legal entity in which voting control and economic interests are both owned directly or indirectly 75% by DB and 25% by NDB or a direct or indirect wholly-owned subsidiary of NDB.

The Parties will have preemptive rights in respect of all issuances by the EJV of stock or other capital securities after the initial issuance, in proportion to their then existing ownership interests.

Tax Matters: To be determined in consultation with tax counsel; provided that the entity shall to the extent possible be treated as a partnership for U.S. tax purposes.

Global Strategic  Oversight  Committee:  DB and NDB will form a joint  committee
     (the "Global Strategic Oversight Committee") to consider and discuss the overall strategic direction and coordination of the EJV, the contemplated worldwide joint venture and any other ventures that DB and NDB might undertake from time to time. The Global Strategic Oversight Committee will have no formal constitution or formal authority to direct the operations of the EJV or any other venture of the Parties. The membership of the Global Strategic Oversight Committee will be shared equally by representatives of DB and NDB.

Boardof Directors: The overall management and control of the EJV will be vested in its board of directors (the "Board"). The decisions of the Board shall be binding on the EJV.

Membership: 8 members, each member having one vote.

Appointment: DB appoints six members; NDB appoints two members. Appointment initiated by written notice from one Party to the other.

Removal: Each Party may remove or change its representatives on the Board at any time and from time to time by written notice.

Voting Requirements:    Board  decisions  will  be  by  majority  vote  of  the
     participating directors, except as provided under "Veto Rights" below. The Board may also act in writing as permitted by applicable law so long as both parties have an opportunity to consent.

Veto Rights: Board resolutions relating to the following will require, in order to be adopted, the affirmative vote of at least one representative of each
     Party: (i) any amendment to the basic joint venture and other constituent documents or the Initial Business Plan that would adversely affect a Party's rights or obligations (except to the extent any such amendment is necessary to effect a capital increase as provided under " Initial Capital Contributions" or "Additional Capital Contributions" below) ; (ii) the entry into or material amendment or termination of any transaction with a Party or its affiliate that is not in the ordinary course of the EJV's business, at arm's length and on commercially reasonable terms; (iii) the issuance of any equity securities, or of rights to acquire equity securities, of the EJV to a third party; (iv) a change in the tax status of the EJV that is adverse to a Party; (v) any proposal by the EJV to engage in any line of business other than On-Line Discount Brokerage or On-Line Incidental Services; and (vi) any repurchase or redemption of any capital interest of the EJV other than on a pro rata basis.

Quorum: Majority of members of the entire Board, who may be present in person or over an open phone line but including at least one representative of each Party, except where a Party has missed more than two consecutive proposed meetings immediately prior thereto.

Special Meetings: Chairman or any two directors can call a special meeting by not less than five business days' notice delivered to all directors.

Appointment of Chairman: Chairman nominated by the EJV Board members and selection approved by a majority of the EJV Board.

Powers and Duties of the Chairman: The Chairman will consult regularly with the Global Strategic Oversight Committee and monitor the activities of the CEO to ensure the business of the EJV is conducted in accordance with the policies set by the Board.

Appointment and Removal of CEO: CEO to be nominated by DB and subject to confirmation or removal by the affirmative vote of a majority of the Board.

Powers and Duties of the CEO: The powers and duties of the CEO will be as determined by the Board from time to time.

Initial Capital Contributions: DB and NDB will commit an initial amount of cash to be agreed between the Parties, pro rata in accordance with their respective ownership interests in the EJV to be used as the initial regulatory and working capital by the EJV.

Additional Capital Contributions: In addition, the Parties shall make additional capital and other contributions to the EJV in the aggregate amounts and at such stages as provided in the Initial Business Plan and to be made by the Parties pro rata in accordance with their respective ownership interests in the EJV.

     Except as provided in the preceding paragraph, a Party shall not be obligated to provide additional funding to the EJV. If the Board of the EJV concludes that additional equity financing is reasonably advisable or necessary for the EJV's growth and operations and NDB does not wish to contribute its pro rata share of such equity financing, DB shall have the right, but no obligation, to provide all (or a disproportionate share) of such equity financing in the form of common stock, preferred stock and/or other securities that provide DB with an appropriate and customary equity return for the investment in question, all as requested by the Board of the EJV. If the EJV's Board concludes that common stock would be the most appropriate form of such additional equity financing and NDB does not contribute its pro rata share of such financing, additional shares of common stock will be issued to DB and NDB's equity interest will be diluted on the basis of the EJV's Fair Value (as defined below) at the time of issuance of such additional shares. NDB's representatives on the Board shall have no veto right regarding any amendment of the EJV's constituent documents needed to issue such common stock, preferred stock and/or other securities to DB as provided above.

     Neither NDB, DB nor their respective Affiliates shall have any obligation to provide any credit or other financing to the EJV, and any such extension of credit or other financing shall be in each Party's sole discretion and at arm's length.

Affiliate Transactions: DB and NDB may make available to the EJV such products and services as the EJV reasonably requires and DB and NDB are in a position to supply, all on such terms as may be mutually agreed. The EJV will deal with DB and NDB on an arm's-length basis. All products and services to be supplied by either Party will be documented through appropriate written service or other agreements.

Services Agreement:  Initially and until such date as the Board  determines,  DB will provide administrative support services (such as legal, human resources, tax, payroll, controlling and compliance services) to the EJV pursuant to an administrative services agreement (the "Services Agreement"), in consideration for which the EJV will pay to DB a service fee to be negotiated on an arm's-length basis.

DB Research: DB will enter into a non-exclusive agreement with the EJV to provide the EJV, on terms to be determined, with research prepared by DB for distribution to Retail Investors in the Territory.

Intellectual Property: Each of the Parties owns or has rights to use certain confidential and proprietary know-how and trade secrets, computer software, source code, designs, algorithms, specifications, formulas, plans, models, data, technical information, processes, practices, systems and similar intellectual and proprietary property (collectively, the "Intellectual Property") that will be required or useful for the operation of the EJV. With respect to any Intellectual Property owned by a Party, such Party will enter into a non-exclusive, non-transferable license with the EJV, for so long as the EJV continues with such Party as an equityholder, to use such Intellectual Property for the purpose of providing On-Line Discount Brokerage and On-Line Incidental Services in the Territory. With respect to any Intellectual Property licensed by a Party from third parties, such Party will use commercially reasonable efforts to negotiate new licenses on commercially reasonable terms at the expense of the EJV to permit the EJV to use such Intellectual Property. Each Party will make available to the EJV a reasonable number of qualified personnel at the expense of the EJV for a reasonable period of time to effect the transfer of such Party's Intellectual Property, all on terms to be mutually agreed between the Party concerned and the EJV.

     Upon termination of the EJV, the above licenses of Intellectual Property will automatically continue as perpetual, non-exclusive, non-transferable licenses to use such Intellectual Property for the purpose of providing On-Line Discount Brokerage and On-Line Incidental Services in the Territory.

Transfer Restrictions and Right of First Refusal: Until the first anniversary of the execution of a definitive agreement relating to the EJV, no Party will have the right to transfer any ownership interest in the EJV, other than to a wholly-owned affiliate of such Party, without the prior written approval of the other Party. Thereafter, all proposed transfers by any Party, other than to a wholly-owned affiliate, will be subject to a right of first refusal on the same terms by the other Party.

Transferee's Rights and Obligations: A third party that acquires an interest in the EJV in a permitted transfer shall assume the obligations and, unless otherwise agreed by the transferee, acquire the rights of the transferring party with respect to the interest that it acquires.

Tag Along Rights: Upon any proposed sale by DB of any of its interest in the EJV as to which NDB does not elect to exercise its right of first refusal, NDB shall be entitled to sell a pro rata share of its interest to the purchaser on the same terms.

Term and Termination: The EJV will continue until terminated as described below.

     The EJV may be terminated, at the option of either Party, upon written notice to the other Party given (i) at any time after the second anniversary of the execution of a definitive agreement relating to the EJV;
     (ii) upon a Change in Control of the other Party; (iii) upon the material failure of the other Party to perform or observe any covenant or agreement relating to the EJV, which failure is continuing for a period of 90 days after notice thereof has been given to the defaulting Party by the terminating Party; (iv) upon an Insolvency Event (as defined in the U.S. Underwriting Agreement) of the other Party; (v) upon the termination of any of the Worldwide Joint Venture, the U.S. Research Venture or the U.S. Underwriting Venture, or (vi) except for a contribution to a holding company for Non-GCI On-Line Businesses as contemplated under "Object of the EJV" above , any merger, consolidation, or sale of substantially all the assets of the EJV. Notice of termination shall become effective 30 days following the date of such notice. Any termination of the EJV pursuant to clause (ii), (iii) or (iv) shall constitute termination "for cause".

     If the EJV is terminated, then DB will have the right to purchase NDB's interest in the EJV, and NDB will have the right to require DB to purchase NDB's interest in the EJV, in each case for a purchase price equal to the greater of (i) NDB's proportionate share of the Fair Value of the business of the EJV as a going concern and (ii) NDB's cash capital contribution to the equity of the EJV; provided, however, that clause (ii) shall apply only if (1) such termination occurs on or prior to the second anniversary of the execution of the definitive agreement regarding the EJV and (2) either (a) DB terminates the EJV pursuant to clauses (ii) or (v) above or (b) NDB terminates the EJV pursuant clause (iii) above.

     "Fair Value" means, with respect to the business of the EJV (i) a valuation made by the unanimous determination of the Board; or (ii) failing such determination of the Board within the 30-day period following notice of exercise of the above rights by DB or NDB, the valuation determined by a leading international investment bank jointly selected by the Parties within 15 days of the end of such 30-day period (or, failing agreement on an investment bank, selected by the ICC), as follows: immediately upon designation of such investment bank, each Party shall notify such investment bank and each other in writing of its estimate for Fair Value. Such investment bank shall be instructed to select one of the two proposed estimates of Fair Value (and no other amount) within 30 days of appointment. "Fair Value" shall be the estimate so selected by such investment bank and shall be final and binding on the Parties. The fees and expenses of the investment bank shall be paid by the Party whose estimate was not selected.

Non-Competition: Except as expressly agreed by the Parties, DB agrees that GCI will not, and NDB agrees that it and its subsidiaries will not, offer or seek to offer any On-Line Discount Brokerage for Equity Securities to Retail Investors within the Territory, other than through the EJV; provided that this restriction shall not apply to (i) services provided in the Territory by NDB to employees of U.S.-based companies or groups in the context of programs for the exercise of employee stock options or employee stock purchase plans, (ii) 'private label' or co-branded services provided by NDB to third parties whose principal business is outside the Territory and whose business in the Territory is merely incidental to their business outside the Territory, (iii) any Non-GCI On-Line Business, (iv) accounts opened by NDB in the United States for US citizens or residents, (v) accounts opened by NDB for members of the US Armed Forces or their dependents stationed in the Territory, pursuant to referrals by Penn Fed, or (vi) accounts of Retail Investors located in the Territory, that are on the books of NDB on the date of the definitive EJV agreements,, provided that NDB makes a reasonable effort to transfer these accounts in clause
     (vi) once the EJV is operational.

Confidentiality: No persons other than the Parties and their subsidiaries, which
     are  agreed  to  by  the  Parties,   may  have  access  to  proprietary  or
     confidential information with respect to the EJV, including, without limitation, customer data; market and customer research; segmentation, attitude or usage information; strategies and specific plans for positioning, advertising, public relations, promotions, pricing, product design, Website design and development, including content and trading, customer service model, training recruitment and compensation programs.

Financial Statements: The EJV will prepare and distribute to the Parties monthly financial statements of the EJV.

Accounting:  Separate books of account maintained at the EJV's head office using
     U.S. GAAP.

Inspection of Records: The records and reports of the EJV will also be kept in the English language and are open to inspection by a Party or its designated representative during business hours upon reasonable notice, including tax returns and financial statements.

Audit: Annual audit will be performed by a firm of independent certified public accountants to be appointed by the Board.

Dispute Resolution: It is the objective of the Parties to use all reasonable efforts to resolve disputes amicably through negotiation. This objective will not limit any Party from seeking judicial redress as provided below.

     All disputes that are not resolved by negotiation shall be resolved by the federal or state courts located in the New York metropolitan area in the state of New York, to whose exclusive jurisdiction the Parties will irrevocably submit.

Governing Law: To be determined with respect to the EJV. The provisions under the heading "Exclusivity" in this memorandum shall be governed by and construed in accordance with the law of New York.

Exclusivity:  During  the period  described  under the  heading  "Effect of Term
     Sheet" below, neither DB nor NDB nor any of their respective subsidiaries, affiliates or representatives will, directly or indirectly, (i) solicit or encourage any inquiries, discussions or proposals regarding, (ii) continue, propose or enter into negotiations or discussions with respect to or (iii) enter into any agreement or other understanding providing for, any transaction involving a joint venture or alliance with any third party for the provision of On-Line Discount Brokerage for Equity Securities to Retail Investors within the Territory; nor shall any of such persons or entities provide any information to any other person or entity for the purpose of making, evaluating, or determining whether to make or pursue, any inquiries or proposals with respect to, any such transaction; provided that this restriction shall not apply to the extent that a Party is not subject to the Non-Competition clause; and provided further that, in the case of DB, the foregoing restrictions shall apply only to activities conducted by GCI.

Effect of Term Sheet: The Parties agree that this memorandum does not create binding rights or obligations, other than the obligation of the Parties to negotiate in good faith definitive agreements with respect to the EJV, except that the provisions under the heading "Exclusivity" shall be binding upon each of the Parties and their respective Affiliates, from and including the date hereof to but not including the earlier of (i) the date on which the Parties execute the definitive EJV agreements, and (ii) the first anniversary of the closing of the Securities Purchase Agreement.

                                      * * *

NATIONAL DISCOUNT BROKERS GROUP, INC.                  DEUTSCHE BANK AG



By:  /s/ Arthur Kontos                                 By:  /s/ Thomas A. Curtis
     -----------------                                      --------------------
Name:  Arthur Kontos                                   Name:  Thomas A. Curtis
Title: President and Chief Executive Officer           Title: Attorney-in-Fact

                                                                   EXHIBIT 10.29

                                                                  CONFORMED COPY


                         Worldwide Joint Venture ("WJV")

                           Summary of Principal Terms

         This memorandum dated as of June 15, 2000 between Deutsche Bank AG ("DB") and National Discount Brokers Group, Inc. ("NDB") (each, a "Party" and together, the "Parties") sets forth certain terms, conditions and understandings upon which the Parties intend to use their good faith efforts to negotiate and enter into definitive agreements and other related documents as set forth below. Such terms, conditions and understandings are not exhaustive and shall be supplemented in the definitive agreements by such other terms, conditions and understandings as are customary in joint venture and related transactions of the type contemplated and as shall be mutually agreed by the Parties. Terms used but not defined herein have the meanings assigned in the Stockholder Agreement between DB and NDB, dated as of the date hereof.



Object of the WJV: DB's Global Corporates and Institutions Division as it is currently constituted and any successor division (together, "GCI"), on the one hand, and NDB and its controlled Affiliates, on the other hand, will form the WJV to provide or participate in On-Line Discount Brokerage and On-Line Incidental Services for Retail Investors in the Rest of World, as provided herein. The WJV may engage or participate in such On-Line Discount Brokerage and On-Line Incidental Services either directly or through operating companies in various countries.

     Each of NDB and GCI will offer the WJV an opportunity to invest in any On-Line Brokerage for Equity Securities for Retail Investors in the Rest of World that it may from time to time create or control, subject to commitments to third parties, overall financing needs, regulatory requirements and other considerations, all on such terms as the WJV and the Party concerned may mutually agree.

Definitions

On-Line Discount Brokerage:  The execution of securities trades for customers by an entity that (i) does not employ account executives or registered representatives who (A) are assigned to, and responsible for maintaining relationships with, customers for the purpose of providing advised brokerage and trade execution services (whether provided in person or electronically and whether general or trade-specific) or (B) are compensated with a portion of the commissions earned for any trade execution services performed for such customers, (ii) offers its customers the ability to execute securities trades directly through computerized on-line or other electronic or wireless execution systems, including, without limitation, the Internet and IVR, without the direct assistance or recommendation of any account executive or registered representative and
     (iii) generally charges its customers a lower cost for its services than is customarily charged in the relevant market for brokerage services by full service advised brokerage firms or banks offering full service advised brokerage taking into account commission charges, account investment advisory fees and such other charges and fees and minimum balance requirements. On-Line Discount Brokerage does not include the provision of On-Line Incidental Services.

On-Line  Incidental  Services:  On-line  services,  other than On-Line  Discount
     Brokerage, including without limitation the preparation and distribution of research or other commentary, the provision of private banking or commercial banking services, margin lending, custody, investment advisory management or supervisory services, including through financial or other models developed internally or by third parties, and customer message boards or discussion forums, in each case whether with respect to Equity Securities or Other Products.

Territory: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland,
     Ireland, Italy, Liechtenstein, Luxembourg, Monaco, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom (the "Territory").

Rest of World: All countries of the world other than the United States of America, its territories and possessions and the countries located in the Territory.

Equity Securities: Capital stock, including shares of exchange-listed, closed end mutual funds holding capital stock, but not including options on or warrants to purchase equity securities or securities exchangeable for or convertible into equity securities.

OtherProducts: All securities and instruments, such as options, warrants, fixed income securities, convertibles, foreign exchange, commodity options and commodity futures, and other derivatives, other than Equity Securities.

Retail Investors: Natural persons, excluding any natural persons who are the primary beneficiaries of services organized by any US institution with NDB primarily for their benefit (e.g., Netlink or a similar program).

Global Strategic  Oversight  Committee:  DB and NDB will form a joint  committee
     (the "Global Strategic Oversight Committee") to consider and discuss the overall strategic direction and coordination of the WJV, the contemplated European joint venture and any other ventures that DB and NDB might undertake from time to time. The Global Strategic Oversight Committee will have no formal constitution or formal authority to direct the operations of the WJV or any other venture of the Parties. The membership of the Global Strategic Oversight Committee will be shared equally by representatives of DB and NDB.

Initial Business Plan: Prior to the closing of the WJV, the Parties will adopt an Initial Business Plan (the "Initial Business Plan") describing the WJV's projected funding needs and operations during an initial period to be agreed by the Parties.

WJV Coordinating Company: The activities of the WJV will be coordinated by the WJV Coordinating Company, whose legal form and place of organization will be determined by the Parties based on tax, management and other considerations; provided that the structure shall, to the extent possible, permit treatment of the WJV Coordinating Company as a partnership for U.S. tax purposes.

Powers  and   Responsibilitie:   The  WJV  Coordinating   Company's  powers  and
     responsibilities will consist primarily of the following:

                                            (1) coordination and planning of the
                                            WJV's   participation   in   On-Line
                                            Discount   Brokerage   and   On-Line
                                            Incidental  Services  in the Rest of
                                            World;
                                            (2) determination of the Rest
                                            of World  countries in which the WJV
                                            will  operate  or  participate   and
                                            those  in  which  NDB  and  GCI  may
                                            operate  independently;
                                            (3)  joint development,  and direct
                                            or indirect holding, of intellectual
                                            property rights for the WJV;  and
                                            (4) holding equity and other
                                            investments in one or more WJV
                                            Operating  Companies (as defined
                                            below).

Ownership: Initially, each of NDB and GCI will hold 50% of the equity in the WJV
     Coordinating Company.

Capital Contributions:

Initial Capital Contributions: DB and NDB will commit an initial amount of cash to be agreed between the Parties, pro rata in accordance with their respective ownership interests in the WJV, to be used as initial working capital by the WJV.

Additional Capital Contributions: In addition, the Parties shall make additional capital and other contributions to the WJV in the aggregate amounts and at such stages as provided in the Initial Business Plan, and to be made by the Parties pro rata in accordance with their respective ownership interests in the WJV.

     Except as provided in the preceding paragraph, a Party shall not be obligated to provide additional funding to the WJV Coordinating Company.

     Neither NDB, DB, nor their respective affiliates shall have any obligation to provide any credit or other financing to the WJV Coordinating Company or any WJV Operating Company, and any such extension of credit or other financing shall be in each party's sole discretion and at arm's length.

     The Parties will have preemptive rights in respect of all issuances by the WJV Coordinating Company of stock or other capital securities after the initial issuance, in proportion to their then existing ownership interests.

Management: The WJV Coordinating Company shall be managed by a board of directors (or comparable body for the legal entity concerned) on which NDB and GCI will have equal representation. A quorum for meetings will be a majority of the members of the entire board (who may be present in person or over an open phone line), and board decisions will be by majority vote of the members participating in a meeting (which majority must include at least one member nominated by each of NDB and GCI).

Planning  and  Right  to  Invest:  If  either  NDB or GCI so  requests,  the WJV
     Coordinating Company will consider the Rest of World countries in which it expects to organize the provision of On-Line Discount Brokerage. If either NDB or GCI wishes to organize the provision of On-Line Discount Brokerage in a particular country that is not already being served by a WJV Operating Company, the Party concerned shall so notify the WJV Coordinating Company indicating the country and the proposed terms on which such On-Line Discount Brokerage would be organized.

Affirmative Decision: If the WJV Coordinating Company decides to organize the provision of On-Line Discount Brokerage in a particular country or group of countries, it shall proceed to facilitate such organization and make such equity investment(s), if any, in the WJV Operating Company or Companies as its board (or equivalent body) shall determine. Depending on tax and other considerations, NDB and GCI may elect to make such equity investments either through the WJV Coordinating Company or directly in the WJV Operating Company(ies) concerned.

    If any WJV Operating Company(ies) reasonably require more capital investment than the WJV Coordinating Company (or NDB and GCI together) are able or willing to provide on an equal basis, NDB, GCI or their respective affiliates may unilaterally provide such additional capital investment outside the WJV Coordinating Company, on customary and reasonable terms (including for the issuance of common stock); provided that each of NDB and GCI shall always have the right, but not the obligation, to invest equally and on equal terms in any WJV Operating Company.

No Affirmative  Decision:  If the WJV  Coordinating  Company  is unable  for a period of two months to reach a decision on whether to organize the provision of an On-Line Discount Brokerage in a particular country or group of countries or on a material aspect of such organization (whether before or after activities regarding any such organization have commenced), the party proposing such organization (NDB or GCI, as the case may be) may proceed unilaterally to organize (or to complete the organization of) the On-Line Discount Brokerage concerned substantially on the terms proposed to the WJV Coordinating Company, without using the facilities or resources of the WJV, except that the On-Line Discount Brokerage concerned will have the right to obtain a non-exclusive, non-transferable license of WJV Intellectual Property from the WJV Coordinating Company on arm's length and commercially reasonable royalty and other terms.

     If the WJV Coordinating Company and such On-Line Discount Brokerage are unable to agree on arm's length and commercially reasonable royalty and other terms for a license of WJV Intellectual Property, such royalty and other terms will be finally determined by "baseball arbitration" (as described below under "Fair Value").

WJV Operating Companies: Operations of the WJV in individual countries or groups of countries will be conducted through individual WJV Operating Companies in the particular countries or groups of countries concerned. The legal form of such WJV Operating Companies will depend on tax and other considerations in the countries concerned.

Ownership:  Depending on its needs for capital,  available  resources of the WJV
     Coordinating Company and the Parties, and competitive conditions in the market concerned, ownership interests in each WJV Operating Company may be held by the WJV Coordinating Company, the Parties or their affiliates independently of the WJV Coordinating Company, or third party investors.

Capital Contributions:  As needed, based on regulatory requirements and each WJV
     Operating Company's business plan.

     The WJV Coordinating Company will always have the right, but not the obligation, to invest in the equity of a WJV Operating Company, and each of NDB and GCI shall always have the right, but not the obligation, to invest equally and on equal terms in any WJV Operating Company.

Management: Management rights and representation on boards of directors or equivalent bodies will be in proportion to capital investment, except as may otherwise be agreed between the Parties or with a third party investor.

Affiliate Transactions: DB and NDB may make available to the WJV such products and services as the WJV reasonably requires and DB and NDB are in a position to supply, all on such terms as may be mutually agreed. The WJV will deal with DB and NDB on an arm's-length basis. All products and services to be supplied by either Party will be documented through appropriate written service or other agreements.

DB Research:   DB will enter  into a  non-exclusive  agreement  with the WJV to provide the WJV, on terms to be determined, with research prepared by DB for distribution to Retail Investors in the Rest of World.

Intellectual Property:

Intellectual  Property:  Each of the  Parties  owns or has rights to use certain confidential and proprietary know-how and trade secrets, computer software, source code, designs, algorithms, specifications, formulas, plans, models, data, technical information, processes, practices, systems and similar intellectual and proprietary property (collectively, the " Intellectual Property") that will be required or useful for the operation of the WJV. With respect to any Intellectual Property owned by a Party, such Party will enter into a non-exclusive, non-transferable license with the WJV Coordinating Company or its wholly-owned subsidiary to use such
     Intellectual Property for the purpose of providing On-Line Discount Brokerage or On-Line Incidental Services in the Rest of World and with a right to sub-license such Intellectual Property to WJV Operating Companies and to other Affiliates of the Parties as provided above. With respect to any Intellectual Property licensed by a Party from third parties, such Party will use commercially reasonable efforts to negotiate new licenses on commercially reasonable terms at the expense of the WJV to permit the WJV to use such Intellectual Property. Each Party will make available to the WJV a reasonable number of qualified personnel at the expense of the WJV for a reasonable period of time to effect the transfer of such Party's Intellectual Property to the WJV, all on terms to be mutually agreed between the Party concerned and the WJV.

     Upon termination of the WJV, the above licenses of Intellectual Property will automatically continue as perpetual, non-exclusive, non-transferable licenses of the Intellectual Property for the purpose of providing On Line Discount Brokerage and On-Line Incidental Services in the Rest of the World.

WJV Intellectual Property: The WJV Coordinating Company shall be responsible for developing new intellectual property and/or adapting existing Intellectual Property or other intellectual property for use in the WJV, all as provided in the Initial Business Plan or otherwise agreed by the Parties.

Transfer Restrictions and Right of First Refusal: Until the first anniversary of the execution of a definitive agreement relating to the WJV, no Party will have the right to transfer any ownership interest in the WJV Coordinating Company, other than to a wholly-owned affiliate of such Party, without the prior written approval of the other Party. Thereafter, all proposed transfers by any Party, other than to a wholly-owned affiliate, will be subject to a right of first refusal on the same terms by the other Party.



Transferee's Rights and Obligations: A third party that acquires an interest in the WJV Coordinating Company in a permitted transfer shall assume the obligations and, unless otherwise agreed by the transferee, acquire the rights of the transferring party with respect to the interest that it acquires.

Term and Termination: The WJV will continue until terminated as described below.

     The WJV may be terminated, at the option of either Party, upon written notice to the other Party given (i) at any time after the second anniversary of the execution of a definitive agreement relating to the WJV;
     (ii) upon a Change in Control of the other Party; (iii) upon the material failure of the other Party to perform or observe any covenant or agreement relating to the WJV, which failure is continuing for a period of 90 days after notice thereof has been given to the defaulting Party by the terminating Party; (iv) upon the Insolvency Event (as defined in the U.S. Underwriting Agreement) of the other Party; or (v) upon the termination of any of the European Joint Venture, the U.S. Research Venture or the U.S. Underwriting Venture. Notice of termination shall become effective 30 days following the date of such notice. Any termination of the WJV pursuant to clause (ii), (iii) or (iv) shall constitute termination "for cause".

     If the WJV is terminated, then DB will have the right to purchase NDB's interest in the WJV Coordinating Company and each WJV Operating Company, and NDB will have the right to require DB to purchase NDB's interest in the WJV Coordinating Company and each WJV Operating Company, in each case for a purchase price equal to to the greater of (i) NDB's proportionate share of the Fair Value of the business of the WJV Coordinating Company and each WJV Operating Company as a going concern and
     (ii) NDB's cash capital contribution to the equity of the WJV; provided, however, that clause (ii) shall apply only if (1) such termination occurs on or prior to the second anniversary of the execution of the definitive agreement regarding the WJV and (2) either (a) DB terminates the WJV pursuant to clauses (ii) or (v) above or (b) NDB terminates the WJV pursuant clause (iii) above.

     "FairValue" means, with respect to the business of the WJV (i) a valuation made by the unanimous determination of the Board; or (ii) failing such determination of the Board within the 30-day period following notice of exercise of the above rights by DB or NDB, the valuation determined by a leading international investment bank jointly selected by the Parties within 15 days of the end of such 30-day period (or, failing agreement on an investment bank, selected by the ICC), as follows: immediately upon designation of such investment bank , each Party shall notify such investment bank and each other in writing of its estimate of Fair Value. Such investment bank shall be instructed to select one of the two proposed estimates of Fair Value (and no other amount) within 30 days of appointment. "Fair Value" shall be the estimate so selected by such investment bank and shall be final and binding on the Parties. The fees and expenses of the investment bank shall be paid by the Party whose estimate was not selected. Confidentiality: No persons other than the Parties and their subsidiaries which are agreed to by the Parties may have access to proprietary or confidential information with respect to the WJV, including, without limitation, customer data; market and customer research; segmentation, attitude or usage information; strategies and specific plans for positioning, advertising, public relations, promotions, pricing, product design, Website design and development, including content and trading, customer service model, training recruitment and compensation programs.

Financial Statements: The WJV will prepare and distribute to the Parties monthly financial statements of the WJV.

Accounting:  Separate books of account maintained at the WJV's head office using
     U.S. GAAP.

Inspection of Records: The records and reports of the WJV will also be kept in the English language and are open to inspection by a Party or its designated representative during business hours upon reasonable notice, including tax returns and financial statements.

Audit: Annual audit will be performed by a firm of independent certified public accountants to be appointed by the Board.

Dispute Resolution: It is the objective of the Parties to use all reasonable efforts to resolve disputes amicably through negotiation. This objective will not limit any Party from seeking judicial redress as provided below.

     All disputes that are not resolved by negotiation shall be resolved by the federal or state courts located in the New York metropolitan area in the State of New York, to whose exclusive jurisdiction the Parties will irrevocably submit.

Governing Law: To be determined with respect to the WJV. The provisions under the heading "Exclusivity" in this memorandum shall be governed by and construed in accordance with the law of New York.

Exclusivity:  During  the period  described  under the  heading  "Effect of Term
     Sheet" below, neither DB nor NDB nor any of their respective subsidiaries, affiliates or representatives will, directly or indirectly, (i) solicit or encourage any inquiries, discussions or proposals regarding, (ii) continue, propose or enter into negotiations or discussions with respect to or (iii) enter into any agreement or other understanding providing for, any transaction involving a worldwide joint venture or alliance with any third party for the provision of On-Line Discount Brokerage for Equity Securities to Retail Investors within the Rest of World on terms similar to those contemplated for the WJV; nor shall any of such persons or entities provide any information to any other person or entity for the purpose of making, evaluating, or determining whether to make or pursue, any inquiries or proposals with respect to, any such transaction; provided that, in the case of DB, the foregoing restrictions shall apply only to activities conducted by GCI.

Effect of Term Sheet: The Parties agree that this memorandum does not create binding rights or obligations, other than the obligation of the Parties to negotiate in good faith definitive agreements with respect to the WJV, except that the provisions under the heading "Exclusivity" shall be binding upon each of the Parties and their respective Affiliates, from and including the date hereof to but not including the earlier of (i) the date on which the Parties execute the definitive WJV agreements, and (ii) the first anniversary of the closing of the Securities Purchase Agreement.

                                      * * *

NATIONAL DISCOUNT BROKERS GROUP, INC.            DEUTSCHE BANK AG



By:  /s/ Arthur Kontos                           By:  /s/ Thomas A. Curtis
     -----------------                                  --------------------
Name:  Arthur Kontos                                  Name:  Thomas A. Curtis
Title: President and Chief Executive Officer          Title:    Attorney-in-Fact

                                                                   EXHIBIT 10.30

                                 WAIVER OF BONUS


         WHEREAS, NATIONAL DISCOUNT BROKERS GROUP, INC., a Delaware corporation (the "Company"), and ARTHUR KONTOS (the "Executive"), entered into an Employment Agreement dated as of May 31, 1997 (the "Employment Agreement");

         WHEREAS, Section 4 of the Employment Agreement provides that the Executive shall receive a bonus (the "Bonus"), pursuant to The Sherwood Group, Inc. 1996 CEO Bonus Plan (the "Plan"); and

         WHEREAS, for good and valuable consideration the receipt of which the Executive acknowledges, the Executive wishes irrevocably to waive a portion of the Bonus under the Employment Agreement to which he may be entitled for the fiscal year of the Company ended May 31, 2000 specified below,

         NOW, THEREFORE,

         The Executive hereby irrevocably waives to the fullest extent permitted by law the portion of the Bonus for the fiscal year which ended on May 31, 2000 equal to $2,400,000.

         The Company by acknowledging this Waiver covenants and agrees that except as specifically waived by this Waiver the provisions of the Employment Agreement and the Plan remain in full force and effect.

         IN WITNESS WHEREOF, the Executive has duly executed this Waiver as of this 31st day of May, 2000.

                                          --------------------------
                                           Arthur Kontos

Acknowledged:

NATIONAL DISCOUNT BROKERS GROUP, INC.


By:      ______________________
         James H. Lynch, Jr.
         Chairman of the Board of Directors

                                                                   EXHIBIT 10.31


                         AGREEMENT TO DEFER COMPENSATION


         THIS AGREEMENT is made effective as of May 31, 2000 by and among NDB CAPITAL MARKETS CORPORATION, a Delaware corporation, with its principal office at 10 Exchange Place Centre, 15th Floor, Jersey City, New Jersey 07302-3913 ("NDB"); NATIONAL DISCOUNT BROKERS GROUP, INC., a Delaware Corporation, with its principal office at 10 Exchange Place Centre, 15th Floor, Jersey City, New Jersey 07302-3913 ("NDBG"); and THOMAS W. NEUMANN, Chief Executive Officer of NDB, with an office at NDB, 10 Exchange Place Centre, 15th Floor, Jersey City, New Jersey 07302-3913 ("Neumann").
         WHEREAS, Neumann, under his existing compensation arrangements, has earned but unpaid compensation of $3,000,000, the due date for the payment of which has not occurred (the "Compensation"); and
         WHEREAS, NDB, NDBG, and Neumann wish to defer Neumann's receipt of the Compensation.
         NOW, THEREFORE, it is agreed as follows:
         1. NDB, NDBG, and Neumann shall defer NDB's and NDBG's payment, and Neumann's receipt, of the Compensation. NDB or NDBG shall pay Neumann or his Beneficiary $1,000,000 of the Compensation on January 1, 2001; $1,000,000 of the Compensation on January 1, 2002; and $1,000,000 of the Compensation on January 1, 2003. All deferred payments of the Compensation shall accrue interest at the ninety (90) day United States Treasury bill rate beginning as of the date the Compensation would otherwise have been paid and as of each ninety-first (91st) day thereafter as published in The Wall Street Journal. All accrued and unpaid interest shall be payable on each date that NDB or NDBG makes a payment of the Compensation to Neumann or his Beneficiary.
         2. Within thirty (30) days after the date of a Change of Control, NDB or NDBG shall pay Neumann or his Beneficiary all remaining unpaid amounts of Compensation and accrued interest thereon in a single lump sum payment. Upon this payment, this Agreement terminates. For purposes of this Agreement, a Change of Control occurs if, (a) any person or group of persons acquires, directly or indirectly, stock of NDBG having at least fifty (50%) percent of the combined voting power of NDBG's then outstanding securities, or (b) a person, other than NDBG, or a person wholly owned directly or indirectly by NDBG, shall directly or indirectly own more than fifty (50%) percent of the combined voting power of NDB's then outstanding securities, or (c) the shareholders of NDBG approve or NDBG completes a merger, consolidation or similar transaction of NDBG or a subsidiary of NDBG with or into any other corporation, or a binding share exchange involving NDBG's securities occurs in which the NDBG securities outstanding immediately prior to such event do not represent 66-2/3% of the combined voting power of voting securities after such event, or (d) the shareholders of NDBG approve a plan of complete liquidation of NDBG or an agreement for the sale or disposition by NDBG of all or substantially all of NDBG's assets, or (e) any shareholder or group of shareholders over the objection of the Board of Directors of NDBG elects after the date hereof a majority of the members of the NDBG Board of Directors, in each case of (a),
(b), (c), (d) or (e) after the effective date of this Agreement.

         3. Upon the death of Neumann, NDB or NDBG shall pay the remaining unpaid amounts of Compensation and the accrued interest thereon in accordance with the schedule set forth in Section 1 or Section 2; provided, however, that NDB or NDBG may, in its exclusive discretion, pay the entire remaining unpaid amounts of Compensation and accrued interest thereon in a single lump sum payment to the estate of Neumann at any time.
         4. NDB and NDBG shall not segregate any of its assets for payment of the Compensation and accrued interest thereon, and Neumann and his Beneficiary do not have any right, title, or interest in any asset of NDB and NDBG. Neumann and his Beneficiary have only the rights of a general unsecured creditor of NDB and NDBG.
         5. The payments under this Agreement are not subject to alienation, assignment, encumbrance, pledge, sale, or transfer prior to receipt by Neumann or his Beneficiary. NDB and NDBG are not liable for or subject to the liabilities and obligations of Neumann or his Beneficiary.
         6. NDB or NDBG shall deduct from all payments under this Agreement all federal, state, and local employment, excise, payroll, and withholding taxes reasonably determined by NDB and NDBG as required by law to be withheld. NDB or NDBG shall timely pay the amounts withheld to the appropriate taxing authorities.
         7. This Agreement is not a contract of employment nor a consulting agreement by and among NDB, NDBG, and Neumann or his Beneficiary.
         8. This Agreement may be executed in any number of counterparts, each of which is deemed to be an original, but all of which together constitute one Agreement.
         9. This Agreement shall be governed and construed in accordance with the laws of the State of New Jersey.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the 31st day of May, 2000 effective as of the date first above written.

                                           NDB CAPITAL MARKETS CORPORATION


                                           By:


                                           NATIONAL DISCOUNT BROKERS GROUP, INC.


                                           By:



                                           THOMAS W. NEUMANN

                                                                      EXHIBIT 11
                     NATIONAL DISCOUNT BROKERS GROUP, INC.
                                AND SUBSIDIARIES

                    Computation of Earnings Per Common Share

                     Years ended May 31, 2000, 1999 and 1998




                                                              2000                    1999                1998
                                                              ----                    ----                ----

Net income from continuing operations                 $   32,629,011         $    18,219,407        $  5,998,458
Discontinued operations (net)                             20,829,266               2,786,052           5,961,861
                                                       -------------         ---------------        ------------

                  Net income                          $   53,458,277         $    21,005,459        $ 11,960,319
                                                       =============         ===============        ============

Net income per common share Basic:
   Net income from continuing operations                      $1.92                   $1.30               $.45
   Discontinued operations (net)                               1.22                     .20                .44
                                                               ----                   -----               ----

                  Net income                                  $3.14                   $1.50               $.89
                                                               ====                  ======                ===

Diluted:
   Net income from continuing operations                      $1.86                   $1.29               $.45
   Discontinued operations (net)                               1.19                     .20                .44
                                                               ----                    ----                ---

                  Net income                                  $3.05                   $1.49               $.89
                                                              =====                   =====                ===

Historical:
   Weighted average number of
      common stock and common stock
      equivalents outstanding:
         Basic                                            17,021,113              14,018,257          13,432,726
                                                        ============           =============          ==========

         Diluted                                          17,525,126              14,143,240          13,501,346
                                                          ==========           =============          ===========







                                                                      EXHIBIT 16


August 15, 2000

Office of the Chief Accountant
Securities and Exchange Commission
SECPS Letter Files
Mail Stops 9-5
450 Fifth Street, N.W.
Washington, D.C.  20549


Ladies and Gentlemen:


We were previously principal accountants for National Discount Brokers Group, Inc., and under the date of July 15, 1998, we reported on the consolidated financial statements of National Discount Brokers Group, Inc. and subsidiaries as of and for the years ended May 31, 1998 and 1997. On February 12, 1999, we resigned. We have read National Discount Brokers Group, Inc. statements included under Item 9 of its Form 10-K for the year ended May 31, 2000, and we agree with such statements, except for the statements relating to PricewaterhouseCoopers LLP as we have no basis to confirm such statements.

Very truly yours,

 s/KPMG LLP


New York, New York

Cc:  C. Goldstein - National Discount Brokers Group, Inc.

                                                                      EXHIBIT 21

              SUBSIDIARIES OF NATIONAL DISCOUNT BROKERS GROUP, INC.


A) NDB CAPITAL MARKETS CORPORATION (formerly Sherwood Securities Corp.), incorporated under the laws of the State of Delaware.

B) SHERWOOD CAPITAL, INC., incorporated under the laws of the State of New Jersey.

C) SHERWOOD PROPERTIES CORP., incorporated under the laws of the State of Delaware.

D) NDB INSURANCE AGENCY CORP., incorporated under the laws of the State of Delaware.

E) THE EBERCOM COMPANY., incorporated under the laws of the State of Delaware.

F) SIMCON CORPORATION, incorporated under the laws of the State of Delaware.

G) SHERWOOD MANAGEMENT CORP., incorporated under the laws of the State of Delaware.

H) NATIONAL DISCOUNT BROKERS CORPORATION (formerly Triak Services Corp.), incorporated under the laws of the State of New York.

 I) SHD CORPORATION, incorporated under the laws of the State of Delaware.

J) MILLENNIUM CLEARING COMPANY LLC, incorporated under the laws of the State of Delaware.

K) NDB CAPITAL MARKETS, L.P., formed under the laws of the State of Delaware.

L) NDBCM CALIFORNIA CORPORATION, incorporated under the laws of the State of Delaware.

                                                                    EXHIBIT 23.1








                       Consent of Independent Accountants


The Board of Directors
National Discount Brokers Group, Inc.:

     We consent to incorporation by reference in the registration statement on Form S-8 of National Discount Brokers Group, Inc. of our report dated July 15, 1998, relating to the consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows of National Discount Brokers Group, Inc. for the year ended May 31, 1998, which report appears in the May 31, 2000 annual report on Form 10-K of National Discount Brokers Group, Inc.


KPMG LLP


New York, New York
August 15, 2000

                                                                    EXHIBIT 23.2









                       Consent of Independent Accountants





     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-41819, No. 033-64571, No. 33-72790, No.
333-88865 and No. 333-31888) of National Discount Brokers Group, Inc. of our report dated July 20, 2000 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.


PricewaterhouseCoopers LLP

August 16, 2000
New York, NY