Form 10-Q
period 2000-08-31
NATIONAL DISCOUNT BROKERS GROUP INC
filed 2000-10-16
CIK 811917

CONFORMED
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended August 31, 2000
                                       OR
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

          21,005,037 shares of Common Stock, par value $.01 per share, were outstanding on September 30, 2000.

                      NATIONAL DISCOUNT BROKERS GROUP, INC.
                                AND SUBSIDIARIES


                                      INDEX


                                                                                              PAGE



Part I - Financial Information

Item 1. - Financial Statements

  Condensed Consolidated Statements of Financial Condition -
     August 31, 2000 (Unaudited) and May 31, 2000..............................................3

  Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) -
     Three Months Ended August 31, 2000 and 1999...............................................4

  Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Three Months Ended August 31, 2000 and  1999..............................................6

  Notes to Condensed Consolidated Financial Statements (Unaudited) -
     August 31, 2000...........................................................................7

Item 2. - Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................................10

Item 3. - Quantitative and Qualitative Disclosures About Risk..................................15

Part II - Other Information

Item 1. - Legal Proceedings....................................................................16

Item 2. - Changes in Securities and Use of Proceeds............................................17

Item 6. - Exhibits and Reports on Form 8-K.................................................... 17

Signatures.....................................................................................18



Forward Looking Statements

     Statements regarding the Company's expectations as to its future operations and financial condition and certain other information contained in this Form
10-Q or in documents incorporated herein by reference constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include a general downturn in the economy, changes in the level of activity of securities markets in which the Company participates, changes in customer growth, unplanned expense increases, inability of the Company to attract or retain key employees, changes in government policy or regulation and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations.


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                August 31,         May 31,
ASSETS                                                             2000              2000
                                                              -----------------  ----------------
Cash and cash equivalents                                   $    134,145,280   $    17,250,832
U. S. Treasury obligations (including $940,513 and $928,797
 held aS collateral at August 31, 2000 and May 31, 2000,
 respectively)                                                    31,819,356        87,098,695
Receivables:
  Clearing brokers                                               225,129,367       175,660,353
  Other                                                            3,092,072         5,273,063
Securities owned, at market value                                 50,268,303        47,500,200
Securities not readily marketable, at fair value                  15,887,361        15,315,150
Loans and notes receivable                                         1,637,033         1,674,533
Furniture, fixtures, equipment and leasehold improvements - at cost, net of accumulated depreciation and amortization of
  $25,534,828 at August 31, 2000 and $25,519,329 at
  May 31, 2000                                                    47,336,935        48,176,697
Computer software - at cost, net of accumulated amortization of
  $7,602,426 at August 31, 2000 and $6,726,857 at May 31, 2000    10,569,656        10,464,153
Income taxes receivable                                            7,795,459         7,388,870
Deferred tax asset, net of valuation allowance of $861,877
  at August 31, 2000 and $533,708 at May 31, 2000                  3,117,636         2,199,072
Other assets                                                       9,727,148        11,180,367
                                                            -----------------  ----------------
          Total assets                                      $    540,525,606   $   429,181,984
                                                            -----------------  ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Securities sold, not yet purchased, at market value       $     23,576,445   $    12,335,906
  Accounts payable and accrued expenses                           66,128,512        99,434,509
                                                            -----------------  ----------------
          Total liabilities                                       89,704,957       111,770,415
                                                            -----------------  ----------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; none issued                               -                 -
  Common stock - $.01 par value; authorized
    50,000,000 shares; issued 21,333,201 shares at
   August 31, 2000 and 18,333,201 at May 31, 2000                    213,332           183,332
  Additional paid-in capital                                     322,179,799       187,583,451
  Retained earnings                                              132,346,144       133,639,888
                                                            -----------------  ----------------
                                                                 454,739,275       321,406,671
  Less: Treasury stock - at cost, 328,164 shares at
    August 31, 2000 and 334,569 shares at May 31, 2000            (3,918,626)       (3,995,102)
                                                            -----------------  ----------------
          Total stockholders' equity                             450,820,649       317,411,569
                                                            -----------------  ----------------
          Total liabilites and stockholders' equity         $    540,525,606   $   429,181,984
                                                            -----------------  ----------------



The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                Three Months Ended August 31,
                                                            -----------------------------------
                                                                     2000           1999
                                                            -----------------  ----------------

Revenue:
  Firm securities transactions, net                         $     42,679,256   $    34,475,151
  Commission income                                               15,079,665        12,315,179
  Interest and dividends                                           8,632,065         4,752,091
  Fee income                                                       1,598,229         1,333,885
  Other                                                              134,945           145,842
                                                            -----------------  ----------------
       Total revenue                                              68,124,160        53,022,148
                                                            -----------------  ----------------

Expenses:
  Compensation and benefits                                       28,330,674        18,349,009
  Clearing and related brokerage charges                          15,316,805        11,997,648
  Communications                                                   5,433,626         3,880,883
  Selling and marketing:
    Advertising and marketing costs                                7,283,931         6,801,109
    Sales-related travel and entertainment                         1,316,652           773,581
  Technology development and other related costs:
    Depreciation and amortization                                  4,111,528         3,877,522
    Equipment rental                                               1,138,184           532,650
    Technology consulting                                            720,054         1,158,087
    Repairs and maintenance                                          851,280           585,811
  Other:
    Professional fees                                              1,467,437           500,408
    Occupancy costs                                                1,799,928         1,737,694
    Other                                                          2,506,366         2,026,708
                                                            -----------------  ----------------
       Total expenses                                             70,276,465        52,221,110
                                                            -----------------  ----------------

   (Loss) income from continuing operations
     before income taxes                                          (2,152,305)          801,038

   Income taxes (benefit):
        Federal, currently payable                                  (185,439)          265,560
        State and local, currently payable                           245,441           210,342
                                                            -----------------  ----------------
                  Total current income tax expense                    60,002           475,902
                                                            -----------------  ----------------

        Federal, deferred                                           (388,857)          (23,967)
        State and local, deferred                                   (529,706)          (85,840)
                                                            -----------------  ----------------
                  Total deferred income tax benefit                 (918,563)         (109,807)
                                                            -----------------  ----------------

   Total income taxes(benefit)from continuing operations            (858,561)          366,095
                                                            -----------------  ----------------

   Net(loss)income from continuing operations                     (1,293,744)          434,943
                                                            -----------------  ----------------

   Discontinued operations:
     Income from discontinued operations,
        net of taxes                                                       -            82,994
     Gain on sale of discontinued operations,
        net of taxes                                                       -        20,054,787
                                                            -----------------  ----------------
                                                                           -        20,137,781
                                                            -----------------  ----------------

   Net (loss) income                                        $     (1,293,744)  $    20,572,724
                                                            -----------------  ----------------

















                                   (Continued)

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Continued)
                                   (Unaudited)





                                                                Three Months Ended August 31,
                                                           -----------------------------------
                                                                     2000           1999
                                                           -----------------  ----------------

   Other comprehensive (loss) income, net of tax                           -                 -
                                                           -----------------  ----------------

   Comprehensive (loss) income                              $     (1,293,744)  $    20,572,724
                                                           -----------------  ----------------



   Net (loss) income per common and potential
      common share
     Basic:
        Net (loss) income from continuing operations        $          (0.06)  $          0.02
        Net income from discontinued operations,
          net of taxes                                                  0.00              0.01
        Gain on sale of discontinued operations,
          net of taxes                                                  0.00              1.24
                                                            -----------------  ----------------

            Net (loss) income                               $          (0.06)  $          1.27
                                                            -----------------  ----------------

Weighted average common shares outstanding                        20,543,594        16,205,035
                                                            -----------------  ----------------

     Diluted:
        Net (loss) income from continuing operations        $          (0.06)  $          0.02
        Net income from discontinued operations,
          net of taxes                                                  0.00              0.01
        Gain on sale of discontinued operations,
          net of taxes                                                  0.00              1.22
                                                            -----------------  ----------------

            Net (loss) income                               $          (0.06)  $          1.25
                                                            -----------------  ----------------

Weighted average common shares outstanding                        20,543,594        16,491,870
                                                           -----------------  ----------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended August 31,
                                                            -----------------------------------
                                                                      2000            1999
                                                            -----------------  ----------------
 Cash flows from operating activities:

  Net (loss) income from continuing operations              $     (1,293,744)  $       434,943
  Net income from discontinued operations                                  -            82,994
  Gain on sale of discontinued operations, net of taxes                    -        20,054,787

 Non-cash items included in net (loss) income:
  Depreciation and amortization                                    4,111,528         3,877,522
  Provision for deferred taxes                                      (918,565)         (109,807)

 (Increase) decrease in operating assets:
  Receivables:
    Clearing brokers                                             (49,469,014)       (8,900,378)
    Other                                                          2,180,991         1,154,508
  Securities owned, at market value                               (2,768,103)       (1,019,367)
  Income taxes receivable                                           (362,130)                -
  Other assets (net of deposits made on furniture, fixtures,       1,592,706         1,603,812
    equipment, leasehold improvements and computer software)

 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased, at market value             11,240,539         2,665,430
  Accounts payable and accrued expenses                          (33,305,997)       (3,808,565)
  Income taxes payable                                                     -        14,180,804
(Increase) decrease in operating assets due to sale of Equitrade:
    Investment in discontinued operations                                  -        28,341,746
    Exchange memberships                                                   -           351,496
                                                            ----------------  ----------------

     Net cash (used in) provided by operating activities         (68,991,788)       58,909,925
                                                            ----------------  ----------------

 Cash flows from investing activities:

  Net sales of U.S. Treasury obligations                          55,279,339         2,202,470
  Purchase of investment securities not readily marketable          (572,211)         (100,000)
  Principal collected on notes receivable                             37,500           900,000
  Net purchases of furniture, fixtures,
    equipment and leasehold improvements                          (1,970,268)       (5,260,782)
  Deposits made on furniture, fixtures, equipment,
    leasehold improvements and computer software                    (139,487)         (753,534)
  Purchases of computer software                                  (1,407,002)       (2,345,570)
  Principal collected on subordinated notes receivable                     -        27,000,000
  Repayment of loan                                                        -       (15,000,000)
                                                            -----------------  ----------------

     Net cash provided by investing activities                    51,227,871         6,642,584
                                                            -----------------  ----------------


 Cash flows from financing activities:

  Proceeds from issuance of common stock                         134,551,871        91,603,950
  Proceeds from exercise of options                                  106,494             3,969
                                                            -----------------  ----------------

     Net cash provided by financing activities                   134,658,365        91,607,919
                                                            -----------------  ----------------

 Net increase in cash and cash equivalents                       116,894,448       157,160,428

 Cash and cash equivalents at beginning of period                 17,250,832           411,629
                                                            -----------------  ----------------

 Cash and cash equivalents at end of period                 $    134,145,280   $   157,572,057
                                                            -----------------  ----------------

Supplemental   disclosure  of  non-cash   operating,   investing  and  financing
activities:

 Between June 2000 and August 2000, various employees of the Company exercised an aggregate of 6,405 options for the purchase of 6,405 shares of the Company's common stock with exercise prices ranging from $13.50 per share to $22.50 per share. In connection with these exercises, the Company has estimated an income tax benefit of $44,459, which has been utilized to increase the Company's current income tax receivable.

The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 August 31, 2000

Note 1 - Business and organization

     National Discount Brokers Group, Inc. ("NDB Group") is a holding company whose principal wholly owned subsidiaries are National Discount Brokers Corporation, doing business as NDB.com ("NDB.com"), and NDB Capital Markets Corporation ("NDBC"). NDB Group and its subsidiaries (collectively referred to as the "Company") are primarily engaged in the securities business and in providing related financial services.

      In July 1999, NDB Group formed Millennium Clearing Company, L.L.C. ("Millennium") as a wholly owned subsidiary for the purpose of providing clearing services initially for NDBC and NDB.com and, eventually, for other correspondents. Management of the Company anticipates the commencement of clearing for NDB.com and NDBC by Millennium during calendar year 2001.

    Effective September 23, 2000, the operations and substantially all of the net assets of NDBC were transferred to a newly created entity, NDB Capital Markets, L.P. ("NDBCM LP"), of which NDBC is the general partner. NDBCM
California Corporation, a wholly owned subsidiary of NDBC, is the limited partner of NDBCM LP.


Note 2 - Basis of presentation

     The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's 2000 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the three months ended August 31, 2000 presentation.

Note 3 - Net income per common share

     Net income per common share on a diluted basis is computed using the weighted average number of shares of common stock and potential common stock outstanding. Potential common stock is comprised of stock issuable under stock options. The treasury stock method is used in computing the potential common stock for the computation of diluted earnings per common share. Basic earnings per share differs from diluted earnings per share in that dilution for potential common stock is excluded.

Note 4 - Sale of Common Stock

      On June 15, 2000, NDB Group sold 3,000,000 shares of its common stock in a private offering to DB U.S. Financial Markets Holding Corporation, an indirect subsidiary of Deutsche Bank AG ("DB") for $135,930,000 in gross proceeds pursuant to a Securities Purchase Agreement dated as of May 15, 2000. Commissions and other fees of approximately $1,400,000 were incurred on the transaction.

Note 5 - Commitments and contingencies

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended May 31, 2000, and the disclosures regarding such matters are incorporated herein by reference. Many aspects of the business of the Company involve substantial risks of potential liability. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class action suits that generally seek substantial damages. Companies engaged in the underwriting and distribution of securities are exposed to substantial liability under federal and state securities laws. The Company is, from time to time, involved in proceedings with, and investigations by, governmental and self-regulatory agencies.

     The Company has been named as a defendant in a number of lawsuits and arbitrations and is the subject of investigations that allege, among other things, violations of Federal and state securities laws and other laws or regulations promulgated by governmental or self-regulatory bodies. A substantial settlement or judgement in any of these cases could have a material adverse effect on the Company. Except as described in Item 3 to the Company's Form 10-K for the year ended May 31, 2000 and this Form 10-Q, management of the Company believes that none of these pending lawsuits, arbitrations and investigations is likely to have a material adverse effect on its financial condition, results of operations or liquidity, although the Company cannot be certain of this.

     In connection with the NASD arbitration action against NDBC by Weiss, Peck & Greer, L.L.C. ("WPG") reported in Item 3 to the Company's Form 10-K for the fiscal year ended May 31, 2000, a three-person arbitration panel has been appointed and the parties have exchanged discovery requests and responses. NDBC, after consultation with counsel, believes it has valid defenses to the claims made by WPG and intends to vigorously contest the claims.

Note 6 - Net capital requirements

     As registered broker-dealers, NDB.com and NDBC are subject to the Securities Exchange Act of 1934 Uniform Net Capital Rule 15c3-1 (the "Rule"). As of August 31, 2000, the net capital of NDB.com and NDBC exceeded their required net capital under the Rule by $12,059,000 and $167,497,000, respectively.

     The Rule also provides that equity capital may not be withdrawn or cash dividends be paid if the resulting net capital would be less than the amount required under the Rule. Accordingly, at August 31, 2000, the payment of dividends and advances to the Company by NDB.com and NDBC is limited to $12,009,000 and $167,297,000, respectively, under the most restrictive of these requirements.

Note 7 - Segments

     Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has two reportable segments: discount brokerage and market making. NDB.com transacts all business that will be reported in the Company's discount brokerage segment. Its revenues are principally in the form of retail commission income, distribution assistance fees from mutual funds and interest earned on its customers' balances held at its clearing broker. NDBC represents the Company's market making segment, which derives its firm securities transaction revenues either from the spread between the price paid when a security is bought and the price received when a security is sold or from proprietary investments, as well as limited interest and dividend income. "All Other" category revenues consist principally of interest income earned by NDB Group. Expenses incurred by NDB Group on behalf of Millennium are included in "All Other" category profit or loss before income taxes.

     Revenue from the transactions with other segments within the Company (referred to as intersegment revenues) is recorded at market value, as if the transactions were with third parties.

     The Company evaluates the performance of its segments based on profit or loss from operations before income taxes. No single customer accounted for more than 10% of the Company's condensed consolidated revenues. Information on segment assets is not disclosed because it is not used for evaluating segment performance and deciding how to allocate resources to segments. However, capital expenditures are used in evaluating segment performance and are, therefore, disclosed. Capital expenditures are reported net of proceeds from the sale of fixed assets, if any. Substantially all of the Company's revenues and assets are attributable to or located in the U.S.

     Financial information for the Company's reportable segments is presented in the following table, which excludes the Company's discontinued operations, Equitrade Partners L.L.C.



                                                          Three Months Ended August 31, 2000

                                          Discount        Market
                                         Brokerage        Making          All Other         Total
Revenue from external sources          $19,081,000     $46,382,000      $ 2,661,000     $ 68,124,000
Intersegment revenue                     1,066,000               -          124,000        1,190,000
                                       ------------   ------------     ------------    -------------
Total revenue                          $20,147,000     $46,382,000      $ 2,785,000     $ 69,314,000
                                       -----------     -----------      -----------     ------------
Profit (loss) before income taxes      $(8,725,000)    $ 7,223,000      $  (650,000)    $ (2,152,000)
Capital expenditures (1)               $ 2,084,000     $ 1,946,000      $  (513,000)    $  3,517,000


                                                          Three Months Ended August 31, 1999

                                          Discount        Market
                                         Brokerage        Making          All Other         Total
Revenue from external sources          $15,397,000     $35,889,000       $ 1,736,000    $ 53,022,000
Intersegment revenue                     1,753,000           5,000           216,000       1,974,000
                                       -------------   -----------      --------------  -------------

Total revenue                          $17,150,000     $35,894,000       $ 1,952,000     $54,996,000
                                       -----------     -----------      -------------    -----------
Profit (loss) before income taxes      $(7,278,000)   $  7,100,000      $    979,000         801,000
Capital expenditures (1)               $ 4,574,000    $  3,284,000      $    503,000     $ 8,361,000

(1) - includes deposits made on assets not yet placed in service.


     The following table is a reconciliation of reportable (loss) profit from continuing operations before income taxes to the Company's consolidated totals.

                                                Three Months Ended
                                            August 31,       August 31,
                                               2000             1999
                                               ----             ----
Total loss before income
   taxes for reportable segments         $  (1,502,000)    $  (178,000)
Other (loss) profit                           (650,000)        979,000
                                         ---------------  --------------
Total consolidated (loss) profit
   before income taxes                   $  (2,152,000)    $   801,000
                                         -------------     ------------


Note 8 - Subsequent Event

     On October 6, 2000, NDB Group received a proposal from an affiliate of DB offering to acquire all of the outstanding capital stock of NDB Group for $49 per share in cash. DB, through its affiliates, currently owns approximately 16% of the outstanding shares of NDB Group's common stock. On October 11, 2000, the proposal was approved by the Board of Directors of NDB Group and the Supervisory Board of DB. NDB Group, DB and Deutsche Acquisition Corp. executed an Agreement and Plan of Merger providing for the tender offer for the capital stock of NDB Group followed by a merger of NDB Group with Deutsche Acquisition Corp. The tender offer is expected to close by the end of calendar year 2000 but there can be no assurance that the transaction will close or of the timing of the transaction.

Item - 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Description of Business

      National Discount Brokers Group, Inc. ("NDB Group") and its subsidiaries (collectively, the "Company") are primarily engaged in the securities business and in providing related financial services. National Discount Brokers Corporation, doing business as NDB.com ("NDB.com"), is an on-line discount brokerage firm specializing in trade execution for individual investors. NDB Capital Markets Corporation ("NDBC") is primarily engaged in the securities business as a wholesale market maker in NASDAQ National Market System and other over-the-counter securities.

     In July 1999, NDB Group formed Millennium Clearing Company, L.L.C. ("Millennium") as a wholly owned subsidiary for the purpose of providing clearing services initially for NDBC and NDB.com and, eventually, for other correspondents. Management of the Company anticipates the commencement of clearing for NDB.com and NDBC by Millennium during calendar year 2001.

    Effective on September 23, 2000, the operations and substantially all of the net assets of NDBC were transferred to a newly-created entity, NDB Capital Markets, L.P. ("NDBCM LP"), of which NDBC is the general partner. NDBCM
California Corporation, a wholly owned subsidiary of NDBC, is the limited partner of NDBCM LP.


Results of Operations

     The results of continuing operations of the Company for the three months ended August 31, 2000 reflect primarily the activities of NDB.com and NDBC.

     We have experienced and expect to continue to experience, fluctuations in quarterly operating results due to a variety of factors, including, but not limited to, the value of our market-making securities positions, the volume of our market-making and online brokerage activities, volatility in the securities markets, our ability to attract and retain personnel, overhead and other expenses, start-up costs related to Millennium, the amount of revenue derived from limit orders as a percentage of net trading revenues, the mix of services sold by our brokerage operations, changes in payments for order flow, clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital and advertising expenditures and general economic conditions. If demand for our market-making and discount brokerage services declines either due to changing market conditions or to competitive pressures, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, some seasonality in our business.

       Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to sustain the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to be profitable on a quarterly basis.

     The Company's consolidated net loss from continuing operations for the quarter ended August 31, 2000 was $1,294,000 compared to net income of $435,000 for the quarter ended August 31, 1999, a decrease of $1,729,000. For the three months ended August 31, 2000, NDBC had net income of $4,302,000 compared to net income of $3,778,000 for the three months ended August 31, 1999. NDB.com had a net loss of $5,271,000 for the quarter ended August 31, 2000, compared to a net loss of $4,250,000 for the quarter ended August 31, 1999.

     Total revenue from continuing operations of the Company increased by $15,102,000, or 28%, for the three months ended August 31, 2000, as compared with the quarter ended August 31, 1999. Total revenue for NDBC was $46,382,000 (or $11.22 per trade) for the three months ended August 31, 2000 as compared to $35,894,000 (or $16.10 per trade) for the three months ended August 31, 1999. Total revenue for NDB.com (before elimination of the rebate received from NDBC for order flow) was $20,147,000 (or $29.20 per trade) for the three months ended August 31, 2000 as compared to $17,150,000 (or $32.26 per trade) for the three months ended August 31, 1999. The reasons for the changes in total revenues are set forth below.

     Revenue from firm securities transactions, primarily generated by NDBC, increased by $8,204,000, or 24%, for the three months ended August 31, 2000 as compared with the equivalent period in fiscal 2000. This increase is primarily attributed to the increase in ticket volume of 85% together with the increase in share volume of 33%. Although revenues increased when compared to the first quarter of fiscal year 2000, NDBC did not capitalize on certain market opportunities afforded to it during the month of July 2000 and technological difficulties arose which interrupted trading activities for a few days in July. Notwithstanding these difficulties, the increases in share volume and average daily tickets were more than enough to make up for decreases in the trading profit per ticket and the average number of shares traded per ticket, resulting in higher revenue from firm securities transactions for the quarter ended August 31, 2000 versus the same quarter in the prior fiscal year.


                                                    Three Months Ended
                                              August 31,           August 31,         Percentage
                                                 2000                 1999              Change
                                                 ----                 ----              ------
Trading profit per ticket                       $10.31               $15.48              (33%)
Average daily batched trades                    63,600               34,300               85%
Share volume (billions)                            3.2                  2.4               33%
Average number of shares per ticket                780                1,070              (27%)


     The Company's commission income, primarily generated by NDB.com, includes commissions received from customers, as well as rebates received for order flow from other broker-dealers. Commissions increased by $2,764,000, or 22%, for the three months ended August 31, 2000 when compared with the same period in the prior year. This increase occurred due to a rise in NDB.com's average daily commissionable ticket count and an increase in the number of NDB.com's customer accounts, from the comparative prior quarter. These increases were offset, in part, by an increase in the percentage of trades done on-line, which generate smaller commissions per trade and a drop in average trades per customer.

     Unlike some of its competitors, NDB.com, through its Active Trader Advantage program, generates for the most part only one commissionable trade from a customer who trades the same stock, on the same side, numerous times during a single session. NDB.com processed an average of 19,500 unbatched trades per day during the quarter ended August 31, 2000.

                                                      Three Months Ended
                                                August 31,         August 31,        Percentage
                                                   2000               1999             Change
                                                   ----               ----             ------
Average daily commissionable trades                10,600              8,200            29%
Average number of customers                       257,300            150,200            71%
Average trades per customer                           2.7                3.5           (23%)
Percentage of trades on-line                          85%                71%            20%


     Interest and dividend income increased by $3,880,000, or 82%, for the three months ended August 31, 2000 as compared to the same period in the prior year. This increase is due principally to three factors. Firstly, NDBC's interest income increased sharply due to an increase in the quarterly average of firm short positions, on which NDBC receives a rebate. Secondly, there were larger average amounts of cash available to earn interest due to the Company taking in approximately $134,500,000 in net cash in connection with the sale of 3,000,000 shares of its common stock in a private placement to Deutsche Bank AG ("DB"), which occurred in June 2000, less cash outflows primarily for capital additions. Lastly, the average customer debit and credit balances that are held with NDB.com's clearing broker, on which NDB.com receives interest, were higher in the current year's first quarter than in the first quarter of fiscal year 2000.

     Fee income generated by NDB.com increased by $264,000, or 20%, for the three months ended August 31, 2000 as compared to the same period in the prior year. The increase is principally due to NDB.com receiving higher distribution assistance fees from money market funds, as customers' balances in those funds have increased since the prior year.

     Total expenses for the three months ended August 31, 2000 increased approximately $18,055,000, or 35%, from $52,221,000 in the quarter ended August 31, 1999 to $70,276,000 during the quarter ended August 31, 2000. The reasons for the increase in expenses are set forth below.

    Compensation and benefits increased by $9,982,000, or 54%, for the three months ended August 31, 2000 as compared to the equivalent period in the prior year. As a percentage of revenue, employee compensation and benefits was 42% for the three months ended August 31, 2000 versus 35% for the comparable period in the prior fiscal year. The increase was principally attributable to fixed expenses related primarily to additional hires as the total number of employees increased to 950 for the Company as of August 31, 2000, from 702 as of August 31, 1999. The increase in employees, much of which was in the areas of trade support, customer service and technology, was necessitated by the significant increase in trading activity that the Company has experienced during the course of the last year. Such growth in staff was planned in order to continue to build the Company's infrastructure toward the goal of creating a business that fully integrates trade order, execution and clearance. Also contributing to the increase was NDBC' traders being compensated on a tiered commission rate schedule, wherein they earn higher rates of commissions as the profits they generate increase. Thus, the increase in trading profits in the current period versus in the prior year period led, in part, to the increase in compensation and benefits as a percentage of revenue as did the increase in salaries for non-revenue producing employees.

    Clearing and related brokerage charges increased by $3,319,000, or 28%, for the three months ended August 31, 2000 as compared to same period in the prior year. This increase was mainly due to increases in NDB.com's and NDBC's ticket counts of 29% and 85%, respectively, for the quarter ended August 31, 2000 over the amounts in the comparable period during the prior year. As a percentage of revenue, however, clearing and related brokerage charges decreased to 22% for the three months ended August 31, 2000 from 23% for the comparable period in fiscal 2000. Leading to the decrease in the current period in clearing and related brokerage charges as a percentage of revenue, was a decrease in the per ticket rate negotiated with NDB.com's clearing broker as of September 1999.

     Communications expenses increased by $1,553,000, or 40%, for the three months ended August 31, 2000 as compared to the same period in the prior year. The increase is partly due to a rise in telecommunications expenses resulting from the new 90 Hudson Street location for NDB.com, which created the need for an additional phone carrier. In addition, there was a rise in the aggregate expense associated with obtaining market data and quotation services. Usage of such services during the fiscal quarter ended August 31, 2000 has increased as the number of users has risen as compared to the same period in the prior fiscal year.

     Advertising and marketing costs increased by $483,000, or 7%, for the three months ended August 31, 2000 as compared to the comparable period in the prior year. The Company advertises in order to attract retail accounts to NDB.com as well as institutional and broker-dealer order flow directly to NDBC. The increase is due to this quarter's portion of the fee for the Company's online advertising via the Go2Net Network and Yahoo! Finance. These deals were signed during early calendar year 2000 and, thus, there was no comparable charge during the quarter ended August 31, 1999. Partially offsetting this increase are lesser fees due to fewer media buys during the three months ended August 31, 2000. During the quarter ended August 31, 1999, NDB.com had rolled out a new multi-media campaign designed to strengthen NDB.com brand awareness and to put a focus on its products and services using a combination of network and cable television, local radio and print media to attract new customers. No such new campaign debuted in the current quarter.

     NDB.com   also   attains   new   customers   through   its   affinity   and
business-to-business relationship programs. Acquisition costs per customer account for NDB.com averaged $313 for the three months ended August 31, 2000 as compared to $378 for the three months ended August 31, 1999 based on total advertising expenses for the Company. The number of average customer accounts rose 71% while there was only a 7% increase in total advertising costs, as compared to the quarter ended August 31, 1999. NDB.com continues to focus on attracting further affinity and business-to-business partnerships to help abate its acquisition costs.

     Sales-related travel and entertainment increased by $543,000, or 70% for the three months ended August 31, 2000 as compared to the same period in the prior year. The increase is due mainly to an increase in the number of NDBC' institutional and broker-dealer sales personnel and additional efforts by this sales force and NDB.com's sales force to attract new customers and maintain existing relationships.

       Depreciation and amortization increased by $234,000, or 6%, for the three months ended August 31, 2000 as compared to the equivalent period in the prior year. This increase is primarily attributable to the additional depreciation and amortization on the fixed assets and leasehold improvements which were placed into service during the fourth quarter of fiscal year 2000 when the Company's new facility at 90 Hudson Street in Jersey City was completed. Partly offsetting this increase was the absence of depreciation and amortization on certain assets abandoned by NDB.com upon its move from New York City to Jersey City.

     Equipment rental costs increased by $606,000, or 114%, for the three months ended August 31, 2000 as compared to the same period in the prior year. NDB.com commenced lease payments this quarter for equipment at its new 90 Hudson Street facility, which replaced equipment previously owned.

     Technology consulting expense decreased by $438,000, or 38%, for the three months ended August 31, 2000 versus the comparable period in the prior year. This decrease is a result of the capitalization of certain NDBC technology consultant costs, in the first quarter of fiscal 2001, directly associated with firm software development.

     Repairs and maintenance costs increased by $265,000, or 45%, for the three months ended August 31, 2000 as compared to the same period in the prior year. This increase, primarily for NDB.com, is mainly due to maintenance service contract fees paid for new equipment and in association with maintaining existing infrastructures as the original warranties on the various systems continue to expire.

     Professional fees increased by $967,000, or 193%, for the three months ended August 31, 2000 as compared to the equivalent period in the prior year, due to a number of factors. In connection with the start up of Millennium, the Company has incurred project management costs and fees associated with converting NDB.com and NDBC from their current clearing brokers to Millennium. In addition, legal and accounting fees related to NDBC's reorganization, as described in "Description of Business", were incurred during the quarter ended August 31, 2000.

     Occupancy costs increased by $62,000, or 4%, for the three months ended August 31, 2000 as compared to the same period in the prior year.

     Other expenses increased by $480,000, or 24%, for the three months ended August 31, 2000 as compared to the equivalent period in the prior year. The increase in other expenses is primarily due to the overall growth in the volume of business and the increase in staff size.

     The Company's effective tax rate was approximately 40% for the three-month period ended August 31, 2000 as compared to 46% for the three months ended August 31, 1999. The decrease in rates is primarily due to a shift in the states in which the Company does business, mainly to states with lower tax rates. In the prior year, a larger portion of the Company's revenues, property and payroll were allocated to high tax rate states, such as New York. In the current year, these operations have been shifted to a lower tax rate state, New Jersey. This decrease was partly offset by the fact that some of the tax benefit that the Company would otherwise receive due to its pretax loss was written off since the portion of benefit pertaining to New Jersey will never come to fruition.

    For the three months ended August 31, 2000, included in income tax expense are deferred tax benefits of approximately $919,000. These deferred tax benefits relate substantially to the future taxability of certain temporary book to tax basis differences and to the carryforward of NDB.com's taxable loss to future periods for certain tax jurisdictions. In conjunction with the deferred tax asset shown on the condensed statement of financial condition, the Company has recorded a valuation allowance of approximately $862,000 because, in management's judgment, it was concluded that it was more likely than not that a portion of the benefit would not be realized.


Liquidity

     The Company's assets are highly liquid, but subject to market price fluctuation, with more than 81% consisting of cash or assets readily convertible into cash (principally cash and cash equivalents, firm securities positions, U.S. Treasury obligations and receivables from brokers). The Company's operations have generally been financed by internally generated funds and the proceeds from the sales of its common stock in both seasoned public and private offerings.

     From time to time, the Company has borrowed funds on a secured basis in connection with its trading activities. The Company currently has no committed lines of credit and such borrowings were done on an "as needed" basis. Management is reviewing alternatives to meeting these funding requirements.

  NDB Group's broker-dealer subsidiaries, NDB.com and NDBC, are subject to the SEC's minimum net capital requirement, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of August 31, 2000, NDB.com and NDBC had approximately $12,059,000 and $167,497,000, respectively, in excess of the SEC required minimum net capital. The net capital rule imposes financial restrictions upon NDB.com's and NDBC's businesses, which are more severe than those imposed on most other businesses.

     Cash flows from operations will vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned into cash is determined by the depth of the market and the size of the Company's securities positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on NDBC and NDB.com, which directly affects the amount of funds available for operating, investing and financing activities.

  On June 15, 2000, NDB Group sold 3,000,000 shares of its common stock in a private offering to DB U.S. Financial Markets Holding Corporation, an indirect subsidiary of Deutsche Bank AG ("DB") for $135,930,000 in gross proceeds pursuant to a Securities Purchase Agreement dated as of May 15, 2000. Commissions and other fees of approximately $1,400,000 were incurred on the transaction.

     The Company's capital expenditures were $3.5 million and $8.4 million during the three months ended August 31, 2000 and August 31, 1999, respectively, including deposits made on assets not yet placed in service. Capital expenditures during the first three months of fiscal 2001 were primarily related to the expansion of new offices that will house additional NDB.com customer service personnel and NDBC' traders and salesmen. During the three months ended August 31, 2000, lease agreements for two new office spaces located in Long Island, New York and Tinton Falls, New Jersey were executed. In addition, funds were spent on the continual upgrading of the Company's information technology systems and telecommunications equipment.

      The Company expects to spend between $7million and $10 million on advertising expense during the second quarter of fiscal year 2001, inclusive of the period's commitments related to its Go2Net and Yahoo! marketing arrangements, but absent any new business-to-business marketing associations.

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

Looking Ahead

     The Company expects that it will spend up to approximately $20 million during the remainder of fiscal year 2001 in capital expenditures related to its forthcoming new offices and on ongoing technological improvements and product enhancements.

      The Company expects to spend between $7 million and $10 million on advertising during the second quarter of fiscal year 2001, inclusive of the period's commitments related to the Go2Net and Yahoo! marketing associations, but absent any new business-to-business marketing associations. As of August 31,

2000, NDB.com had generated approximately 79,200 accounts and currently continues to generate accounts through its affiliation with AST Stock Plan ("AST"). NDB.com's current contract with AST expires on December 31, 2000. Another broker-dealer has acquired AST and, as a result, the AST agreement may not be extended. Termination of the agreement may result in a loss of some of the accounts generated by NDB.com through its affiliation with AST and may further result in higher future costs of acquiring customers. The Company continues to look for alternative methods of account acquisition through additional business-to-business alliances.

     The Company expects that as a result of the NASDAQ's change to decimalization, which is currently being phased in, the spread between "bid" and "ask" prices on the stocks in which NDBC makes markets will further narrow and may adversely affect profitability per ticket. Management, however, believes that this change may result in greater market volatility, which will create potential opportunities for trading profits for NDBC.

     The Company estimates that it will begin self-clearing NDB.com and NDBC transactions through Millennium during calendar year 2001. As a broker-dealer, Millennium will be subject to the SEC's minimum net capital requirements. The Company intends to fund this required capital through internally generated funds. Over the long term, this self-clearing operation is expected to reduce clearing charges per ticket incurred by both NDB.com and NDBC and increase the interest spreads the Company earns on certain customer balances.

     On October 6, 2000, NDB Group received a proposal from an affiliate of DB offering to acquire all of the outstanding capital stock of NDB Group for $49 per share in cash. DB, through its affiliates, currently owns approximately 16% of the outstanding shares of NDB Group's common stock. On October 11, 2000, the proposal was approved by the Board of Directors of NDB Group and the Supervisory Board of DB. NDB Group, DB and Deutsche Acquisition Corp. executed an Agreement and Plan of Merger providing for the tender offer for the capital stock of NDB Group followed by a merger of NDB Group with Deutsche Acquisition Corp. The tender offer is expected to close by the end of calendar year 2000 but there can be no assurance that the transaction will close or of the timing of the transaction.


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

     Legal risk is the risk associated with non-compliance with legal and regulatory requirements, and counterparty non-performance based upon non-credit related conditions, such as legal authority or capacity. The SEC, NASD, and other agencies extensively regulate the U.S. securities industry. The Company is required to comply strictly with the rules and regulations of these agencies. Further, there are frequent changes in the laws and regulations affecting the securities industry and the securities markets. If the Company fails to comply with any of these laws, rules, or regulations, it is subject to censure, fines, cease-and-desist orders or suspensions of its business. Additionally, the SEC and NASD have strict rules that require it to maintain sufficient net capital. If its broker-dealer subsidiaries fail to maintain the required net capital, the SEC or the NASD may suspend or revoke the subsidiaries' broker-dealer licenses. In addition, the Company may be subject to lawsuits or arbitration claims by customers, employees or other third parties in the different jurisdictions in which it conducts business (see Part II, Item 1, below). The Company has established procedures in accordance with legal and regulatory requirements that are designed to reasonably ensure compliance in these matters.

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

     The Company maintains inventories for trading purposes in exchange-listed, Nasdaq and other over-the-counter securities on both a long and short basis. The fair value of these securities at August 31, 2000 was $50.3 million in long positions and $23.6 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $2.7 million as of August 31, 2000. A 10% hypothetical decline was used to represent a significant yet plausible market change.

     Other financial instruments exposed to equity rate risk are held for purposes other than trading. This includes investments by the Company in several privately held corporations. These investments were valued at their fair value, $15.9 million at August 31, 2000, in the Company's condensed consolidated financial statements under the heading "Securities not readily marketable". The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $1.6 million as of August 31, 2000.



PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     Certain significant legal proceedings and matters were previously disclosed in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended May 31, 2000, and the disclosures regarding such matters are incorporated herein by reference. Many aspects of the business of the Company involve substantial risks of potential liability. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class action suits that generally seek substantial damages. Companies engaged in the underwriting and distribution of securities are exposed to substantial liability under federal and state securities laws. The Company is, from time to time, involved in proceedings with, and investigations by, governmental and self-regulatory agencies.

     The Company has been named as a defendant in a number of lawsuits and arbitrations and is the subject of investigations that allege, among other things, violations of Federal and state securities laws and other laws or regulations promulgated by governmental or self-regulatory bodies. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. Except as described disclosed in Item 3 to the Company's Form 10-K for the year ended May 31, 2000 and this Form 10-Q, management of the Company believes that none of these pending lawsuits, arbitrations and investigations is likely to have a material adverse effect on its financial condition, results of operations or liquidity, although the Company cannot be certain of this.




Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    On  March  28,  2000,  NDB  Group  announced  that  it  had  entered  into a non-binding letter of intent with Deutsche Bank Americas Holding Corporation ("DBA"), an affiliate of DB, pursuant to which NDB Group would sell 3,000,000 shares of its common stock to DBA or one of its designated affiliates for $45.31 per share or $135,930,000 in gross proceeds (the "Investment"). On May 15, 2000, NDB Group and DB U.S. Financial Markets Holding Corporation ("DBUS"), an affiliate of DB, entered into a definitive agreement (the "Securities Purchase Agreement") respecting the Investment. On June 15, 2000, the transaction was consummated. The transaction was exempt from registration pursuant to Section 2(2) of the Securities Act of 1933, as amended, and Rule 50b of Regulation D thereunder.



Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                       Exhibit 11 - Computation of Net Income Per Common Share

                       Exhibit 27 - Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended August 31, 2000. The report, dated June 15, 2000, was filed in regard to the Securities Purchase Agreement the Company entered into with DBUS.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           National Discount Brokers Group, Inc.
                                           -------------------------------------

      Date: October 12, 2000               By: Arthur Kontos
       ----------------------------        -------------------------------------
                                           Arthur Kontos
                                           Chief Executive Officer


      Date: October 12, 2000               By: Daniel Fishbane
      -----------------------------        -------------------------------------
                                           Daniel Fishbane
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                                                      EXHIBIT 11
             NATIONAL DISCOUNT BROKERS GROUP, INC. AND SUBSIDIARIES
                COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
                                   (Unaudited)

                                                              Three Months Ended August 31,        Three Months Ended August 31,
                                                              -----------------------------        -----------------------------
                                                                         Basic                              Diluted
                                                            -----------------------------------  -------------------------------
                                                                     2000            1999              2000             1999
                                                            -----------------  ----------------  --------------- ---------------
Common stock and potential common stock:
  Weighted average common stock outstanding                       20,543,594        16,205,035       20,543,594      16,205,035
  Weighted average potential common stock
    issuable under stock options                                           -                 -                -         286,835
                                                            -----------------  ----------------  --------------- ---------------

Total weighted average common stock and potential common
  stock used for earnings per share computation (a)               20,543,594        16,205,035       20,543,594      16,491,870
                                                           -----------------  ----------------  --------------- ---------------

Income:
    Net (loss) income from continuing operations            $     (1,293,744)  $       434,943   $   (1,293,744) $      434,943
    Net income from discontinued operations,
      net of taxes                                                         -            82,994                -          82,994
    Gain on sale of discontinued operations,
      net of taxes                                                         -        20,054,787                -      20,054,787
                                                            -----------------  ----------------  --------------- ---------------

            Net (loss) income                               $     (1,293,744)  $    20,572,724   $   (1,293,744) $   20,572,724
                                                            -----------------  ----------------  --------------- ---------------

Net (loss) income per common and potential common share:
    Net (loss) income from continuing operations            $          (0.06)  $          0.02   $        (0.06) $         0.02
    Net income from discontinued operations,
      net of taxes                                                      0.00              0.01             0.00            0.01
    Gain on sale of discontinued operations,
      net of taxes                                                      0.00              1.24             0.00            1.22
                                                            -----------------  ----------------  --------------- ---------------

            Net (loss) income                               $          (0.06)  $          1.27   $        (0.06) $         1.25
                                                            -----------------  ----------------  --------------- ---------------


(a) Due to their antidilutive nature upon the net loss per common and potential share, potential common stock has been excluded from the calculation of total weighted average common and potential common stock for the three months ended August 31, 2000.